Form 10-Q
period 1995-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 1995-11-13
CIK 703699

                      SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C. 20549

                                  FORM 10-Q

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1995    Commission file number 2-78178
                                                                   -------
                      ------------------

                       Southern Michigan Bancorp, Inc.
---------------------------------------------------------------------------
            (Exact name of registrant as specified in its charter)


               Michigan                                 38-2407501
-----------------------------------------     -----------------------------
  (State or other jurisdiction of                    (I.R.S. Employer
   incorporation or organization)                  Identification Number)


51 West Pearl Street, Coldwater, Michigan                   49036
------------------------------------------    -----------------------------
 (Address of principal executive offices)                 (Zip Code)


      Registrant's telephone number, including area code--(517) 279-5500
                                                           -------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 933,651 shares at October 31, 1995
------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                  September 30    December 31
                                                      1995           1994
                                                  ---------------------------
                                                        (Unaudited) (A)
                                                         (In Thousands)
ASSETS
  Cash and due from banks                           $ 12,515        $ 14,429
  Investment securities available-for-sale            14,552          11,288
  Investment securities (market value of
    $37,617,000 in 1995 and $36,576,000
    in 1994)                                          37,227          39,991
  Loans                                              124,255         120,338
  Less allowance for loan losses                      (1,654)         (1,498)
                                                    --------        --------
                                                     122,601         118,840
  Federal funds sold                                                   1,500
  Premises and equipment                               3,279           3,287
  Other assets                                         7,136           6,290
                                                    --------        --------

                                TOTAL ASSETS        $197,310        $195,625
                                                    ========        ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                            $ 21,647        $ 24,401
    Interest bearing                                 152,049         149,670
                                                    --------        --------
                                                     173,696         174,071
  Accounts payable and other liabilities               2,371           2,235
  Capital notes                                        1,000           1,000
                                                    --------        --------

                           TOTAL LIABILITIES         177,067         177,306
  Shareholders' equity:
    Common stock, $2.50 par value:
      Authorized -- 2,000,000 shares
      Outstanding -- 930,493 shares (1994 --
        917,358 shares)                                2,326           2,293
    Capital surplus                                    5,475           5,210
    Retained earnings                                 12,342          10,935
    Net unrealized appreciation (depreciation)
      on available-for-sale securities, net of
      tax of $50,000 (1994 -- $61,000)                   100            (119)
                                                    --------        --------
                  TOTAL SHAREHOLDERS' EQUITY          20,243          18,319
                                                    --------        --------

  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY        $197,310        $195,625
                                                    ========        ========

(A) The balance sheet at December 31, 1994 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                   Three Months Ended       Nine Months Ended
                                      September 30            September 30
                                    1995         1994        1995        1994
                                   -------------------------------------------
                                    (In thousands, except per share amounts)
Interest income:
  Loans, including fees            $3,060       $2,686      $ 8,899      $7,390
  Investment securities:
    Taxable                           687          416        1,917       1,310
    Tax exempt                        192          157          563         465
  Other                                29            1          101           8
                                   ------       ------      -------      ------
        Total interest income       3,968        3,260       11,480       9,173
Interest expense:
  Deposits                          1,619        1,150        4,540       3,323
  Capital notes and other              67           77          178         196
                                   ------       ------      -------      ------
        Total interest expense      1,686        1,227        4,718       3,519
                                   ------       ------      -------      ------
            NET INTEREST INCOME     2,282        2,033        6,762       5,654
  Provision for loan losses            45           45          177         135
                                   ------       ------      -------      ------
      NET INTEREST INCOME AFTER
      PROVISION FOR LOAN LOSSES     2,237        1,988        6,585       5,519
Non-interest income:
  Service charges on deposit
    accounts                          182          187          544         556
  Trust department                    117          113          355         336
  Other                                56           34          240         199
                                   ------       ------      -------      ------
                                      355          334        1,139       1,091
                                   ------       ------      -------      ------
                                    2,592        2,322        7,724       6,610
Non-interest expenses:
  Salaries and benefits               941          793        2,611       2,361
  Occupancy                           136          127          377         359
  Equipment                           128          125          383         376
  Deposit insurance premium           (10)          87          176         265
  Other                               547          434        1,606       1,319
                                   ------       ------      -------      ------
                                    1,742        1,566        5,153       4,680
                                   ------       ------      -------      ------
INCOME BEFORE INCOME TAXES            850          756        2,571       1,930
Federal income taxes                  188          185          580         485
                                   ------       ------      -------      ------
                     NET INCOME    $  662       $  571      $ 1,991      $1,445
                                   ======       ======      =======      ======

Net income per share               $  .82       $  .63      $  2.26      $ 1.59
                                   ======       ======      =======      ======
Dividends declared per share       $  .22       $  .19      $   .63      $  .55
                                   ======       ======      =======      ======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                         Nine Months Ended
                                                            September 30
                                                        1995            1994
                                                   ----------------------------
                                                           (In thousands)

OPERATING ACTIVITIES
  Net income                                          $  1,991        $  1,445
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                            177             135
      Provision for depreciation                           226             222
      Increase in other assets                            (957)           (590)
      Decrease in accounts payable and
        other liabilities                                  110             148
                                                      --------        --------

       Net cash provided by operating activities         1,547           1,360

INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                          28,671          16,451
  Purchases of investment securities                   (28,841)        (10,468)
  Decrease in federal funds sold                         1,500
  Net increase in loans                                 (3,938)        (12,185)
  Purchases of premises and equipment                     (218)           (478)
                                                      --------        --------
       Net cash used in investing activities            (2,826)         (6,680)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                     (375)          1,213
  Increase in federal funds purchased                                    3,000
  Common stock issued                                      298             288
  Cash dividends                                          (558)           (485)
                                                      --------        --------
       Net cash provided by (used in)
        financing activities                              (635)          4,016
                                                      --------        --------
Decrease in cash and cash equivalents                   (1,914)         (1,304)
Cash and cash equivalents at beginning of period        14,429           8,380
                                                      --------        --------

       CASH AND CASH EQUIVALENTS AT END OF PERIOD     $ 12,515        $  7,076
                                                      ========        ========




See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 1995


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1994.

NOTE B -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                   1995            1994
                                   ----            ----
Balance at January 1            $1,497,742      $1,364,452
Provision for loan losses          177,000         135,000
Loans charged-off                  (92,736)       (123,986)
Recoveries                          71,825          81,916
                                ----------      ----------
Net charge-offs                    (20,911)        (42,070)
                                ----------      ----------
Balance at September 30         $1,653,831      $1,457,382
                                ==========      ==========

The aggregate balance of nonaccrual loans totaled $559,000 and $171,000 at September 30, 1995 and 1994, respectively. Loans renegotiated to provide a reduction or deferral of interest or principal because of deterioration in the financial position of the borrower totaled $139,000 and $150,000 at September 30, 1995 and 1994, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have remained fairly steady during the first nine months of 1995. A shift has occurred between non-interest bearing deposits and interest bearing deposits with non-interest bearing decreasing by 11.3%.

Loans have increased 3.3% during the first nine months of 1995. The loan growth occurred in both commercial and consumer loans and is the result of seasonal commercial borrowings, increased commercial loan demand and increased consumer purchases. Loan growth occurred as a result of a decline in cash and due from banks and federal funds sold, rather than from deposit growth. Historically, the Company has experienced a decline in commercial loans during the fourth quarter as seasonal borrowings are reduced.

Investment securities have remainded fairly steady during the first nine months of 1995. This is consistent with the steady deposit base.

The Company has committed to approximately $1,000,000 in capital expenditures related to the renovation of a building purchased for a new branch. It is anticipated that this branch, which is a consumer lending center, will be opened in the fourth quarter of 1995.

CAPITAL RESOURCES

The Federal Reserve Board (FRB) has adopted risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill.

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The new leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.

The following table summarizes the Company's capital ratios as of September 30, 1995:

      Tier 1 risk-based capital ratio           14.32%
      Total risk-based capital ratio            15.61%
      Leverage ratio                             9.90%

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

All per share amounts in the accompanying financial statements have been restated for a 2:1 stock split in the third quarter of 1995.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $249,000 and $1,108,000 for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. This increase is due to an improvement in net interest margin. Loan interest rates have risen at a faster pace than deposit rates, thus causing the net interest margin to rise.

Provision for Loan Losses

The provision for loan losses is based on an analysis of outstanding loans. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience.

The provision for loan losses increased by $42,000 for the nine month period ended September 30, 1995 compared to the same period in 1994. This increase occurred in order to account for the risk associated with the increase in outstanding loans. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of September 30, 1995.

Non-Interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $21,000 and $48,000 during the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. This increase is due to additional trust income, as a result of increased trust assets, and the receipt of life insurance proceeds.

Non-Interest Expense

Non-interest expense increased by $176,000 and $473,000 for the three and nine month periods ended September 30, 1995 compared to the same periods in 1994. This increase is primarily due to an increase in personnel costs as the result of an increase in the number of employees, increased marketing expenditures, increased postage costs and increased office supply costs due to recent paper price increases.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Contingent Liabilities

As discussed in the 1994 Annual Report to Shareholders, the Michigan Department of Environmental Quality (MDEQ), formerly the Michigan Department of Natural Resources, notified the Bank in December 1993 that it is considered a potentially responsible party ("PRP") with respect to the groundwater contamination of the Residential Wells of the Village of Tekonsha. Recent changes adopted in June 1995 to the Natural Resources and Environmental Protection Act have modified the liability standards for sites of environmental contamination. Based on this amendment, the MDEQ has notified the Bank that it is no longer considered a PRP.

As discussed in the 1994 Annual Report, the Company has agreed to indemnify Jerry L. Towns, chief executive officer and a director of the Company, against any loss he may incur in litigation involving Community Assets
Management, Inc. (CAM) as a result of his being a director of CAM. There has been no change in the status of this suit since December 31, 1994 and the Company has assessed that the amount of any loss cannot be reasonably estimated.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held at Southern Michigan Bank & Trust on March 20, 1995. At the meeting the following individuals were elected to serve as directors until the next annual shareholders meeting: Richard Bettinger; James Briskey; William E. Galliers; James T. Grohalski; Nolan E. Hooker; James E. Koss; James J. Morrison; Harvey
B. Randall; Jane L. Randall; Freeman E. Riddle; Raymond W. Smith and Jerry L. Towns. Mr. Bettinger served as a director until his death on April 2, 1995.

Shareholders also approved an amendment to the Articles of Incorporation to increase the number of authorized shares from 800,000 to 2,000,000.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits: None

b.  There were no reports on Form 8-K filed in the third quarter of 1995.

c.  Exhibit 27 - Financial Data Schedule

                                  SIGNATURES
                                  ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                        Southern Michigan Bancorp, Inc.
                                        -------------------------------
                                                (Registrant)


----------------                        -------------------------------
Date                                    Jerry L. Towns, President and
                                          Chief Executive Officer


-----------------                       -------------------------------
Date                                    James T. Grohalski, Executive
                                          Vice-President (Principal
                                          Financial and Accounting
                                          Officer)

                                EXHIBIT INDEX



EXHIBIT
  NO.            DESCRIPTION                  PAGE
-------          -----------                  ----
  27             Financial Data Schedule
