Form 10-K405
period 1995-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 1996-03-27
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                            WASHINGTON, D.C.  20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR FISCAL YEAR ENDED DECEMBER 31, 1995             COMMISSION FILE NO. 2-78178
                                                                        -------

                        SOUTHERN MICHIGAN BANCORP, INC.
   -----------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


             Michigan                                         38-2407501
-------------------------------------                --------------------------
(State or other jurisdiction of                          (I.R.S. Employer
 incorporation or organization)                             Identification No.)

51 West Pearl Street, Coldwater, Michigan                        49036
-----------------------------------------                   ---------------
(Address of principal executive offices)                      (Zip Code)


Registrant's telephone number, including area code:     (517) 279-5500
                                                        --------------

Securities registered pursuant to Section 12(b) or 12(g) of the Act:
         None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.  Yes  X     No     .
                                              -----     -----

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to
this Form 10-K.        X
                     -----

The aggregate market value of the Registrant's common stock, par value $2.50 per share (based on the average of the bid and asked prices) held by non-affiliates of the registrant as of March 1, 1996 was $30,955,000.

The number of shares outstanding of the Registrant's common stock as of March 1, 1996 was 938,020 shares.


DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1995, are incorporated by reference into Parts II, III, and IV hereof.

                                     PART I

ITEM 1.  BUSINESS

OVERVIEW

The Registrant, Southern Michigan Bancorp, Inc. (the "Company"), was organized as a Michigan Corporation in March 1982 for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November of 1982. The Company's business currently consists of wholly owning and operating Southern Michigan Bank & Trust (the "Bank"), a general commercial bank with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036.

The Bank is a Michigan banking corporation and a successor, by conversion of charter effective December 15, 1992, to Southern Michigan National Bank. The Bank operates ten (10) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan.

BANKING SERVICES

The Bank offers a full range of banking services to individuals, businesses, governmental entities and other institutions. These services include checking, savings, and NOW accounts, time deposits, safe deposit facilities, and money transfers. The Bank's lending operations provide secured and unsecured commercial and personal loans, real estate loans, consumer installment loans, lines of credit and accounts receivable financing.

The Bank's Trust Department offers a wide variety of fiduciary services to individuals, businesses, not-for-profit organizations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing, and other employee benefit trusts. The Bank also provides securities custody services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities.

The Bank also offers securities brokerage services through an unaffiliated broker. The Bank maintains correspondent banking relationships with several other larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

COMPETITION

The banking business in the Bank's market area is highly competitive. The Bank competes with other banks, savings and loan associations, credit unions and finance companies. Banks and other financial institutions from surrounding areas maintain branches within the Bank's service area and offer additional competition. The Bank is also faced with increasing competition from non-depository financial intermediaries, such as large retailers and investment banking and securities brokerage firms.

SUPERVISION AND REGULATION

GENERAL

Various federal and state banking laws and regulations affect the business of the Company and the Bank. They are subject to supervision, regulation, and periodic examination by the Board of Governors of the Federal Reserve System (the "FRB") and the Financial Institutions Bureau of the State of Michigan (the "FIB") and the Federal Deposit Insurance Corporation (the "FDIC"), respectively. The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies. Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently raised in Congress. The likelihood of any major legislation and the impact such legislation might have on the Company or the Bank are, however, impossible to predict.

THE BANK HOLDING COMPANY ACT

As a bank holding company, the Company is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring substantially all of the assets of a bank or a bank holding company or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company.

Prior to September 29, 1995, the BHCA also prohibited a bank holding company from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are primarily conducted unless the acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the restriction on interstate bank acquisitions was repealed effective September 29, 1995, at which time the Federal Reserve Board is now generally authorized to approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law.

The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose non-discriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."

Also effective September 29, 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding company may receive deposits to existing accounts, renew time deposits, and close, service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.

The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a non-discriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e.,acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-State banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a non-discriminatory deposit cap, and non-discriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHCA applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other non-tax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of-State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.

Among other things, the Riegle-Neal Act also preserves State taxation authority, prohibits the operation by out-of-State banks of interstate branches as deposit production offices, imposes additional notice requirements upon interstate banks proposing to close branch offices in a low or moderate-income area, and creates new Community Reinvestment Act evaluation requirements for interstate depository institutions. The Act mandates new restrictions on interstate activities of foreign banks, and requires public notice of, and opportunity to comment on, proposed ruling by a Federal banking agency which would preempt certain State laws.

Under existing Michigan law and with the approval of the Commissioner of the Michigan FIB, a Michigan-based bank or bank holding company (such as the Company) may be acquired by a bank holding company located in any state. Most states have adopted legislation that permits out-of-state bank holding companies to acquire local banks and bank holding companies.


DIVIDEND RESTRICTIONS

The Company's principal source of income is the Bank's payment of dividends on the stock of the Bank owned by the Company. Michigan law restricts the Bank's ability to pay these dividends. Under the Michigan Banking Code, no dividend may be declared by a Michigan state-chartered bank in an amount greater than net profits then on hand after deducting losses and bad debts. In addition, if the surplus of the Bank is less than the amount of its capital stock, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net profits of the Bank for the preceding half year in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive half year periods in the case of annual dividends. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. As of December 31, 1995, the amount of dividends the Bank could pay to the Company without prior regulatory approval was $5,700,000 in addition to 1996 net income.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be under capitalized (see "Capital Requirements").

TRANSACTIONS WITH AFFILIATES AND INSIDERS

The Bank and the Company are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to the Company, on investments in the Company's and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrower and on leases and services and other contracts between the Bank and the Company. Additionally, regulations allow a bank to extend credit to the bank's and its affiliates' executive officers, directors and principal shareholders or their related interests only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders, and if credit underwriting standards are followed that are no less stringent than those applicable to comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must, in certain circumstances, be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus.

DEPOSIT INSURANCE

Deposits held by the Bank are insured, to the extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC. A minimum designated reserve ratio of 1.25 percent of insured deposits has been established for the BIF. However, the FDIC may set a higher designated reserve ratio if circumstances raise a significant risk of substantial future losses to the BIF. Assessment rates are established sufficient to maintain reserves at the designated reserve ratio or, if the ratio is less than the designated ratio, to increase the ratio to the designated ratio within a reasonable period of time.

The FDIC began collecting FDIC assessments on a quarterly basis in 1995. As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.

Under the risk-based assessment system, a depository institution pays an assessment of between 23 cents and 31 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on other relevant supervisory information. The FDIC reduced the assessment for well capitalized banks from 23 cents to 4 cents per $100 of insured deposits in the second half of 1995. Effective January 1, 1996, the FDIC lowered the assessment rate to zero for the most highly rated well capitalized banks because the BIF continued to exceed the 1.25% reserve ratio. However, such banks must pay a minimum annual fee of $2,000. Any future significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Company.

CAPITAL REQUIREMENTS

The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier I capital equal to
4.0 percent of risk-weighted assets. Tier I capital includes common shareholder's equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At December 31, 1995, the risk-based capital of the Company was 15.55 percent, which is above the regulatory minimum requirements.

As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional of Tier I capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The Company's Tier I capital to total assets ratio at December 31, 1995 was 9.46 percent.

The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements for bank holding companies which apply to the Company. At December 31, 1995, the Bank met all applicable capital requirements. Under FDICIA, the Federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital. These prescribed actions increase restrictions on the institution as its capital declines.

MONETARY POLICY AND ECONOMIC CONDITIONS

The business of commercial banks, such as the Bank, is affected by monetary and fiscal policies of various regulatory agencies, including the FRB. Among the regulatory techniques available to the FRB are open market operations in United States Government securities, changing the discount rate for member bank borrowings, and imposing and changing the reserve requirements applicable to member bank deposits and to certain borrowings by member banks and their affiliates (including parent companies). These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits.

The monetary policies of the FRB have had a significant effect on the operating results of commercial banks in the past and are expected to continue to do so in the future. In view of constantly changing conditions in the national economy and the money market, as well as the effect of acts by the monetary and fiscal authorities, including the FRB, no definitive predictions can be made by the Company or the Bank as to future changes in interest rates, credit availability, deposit levels, or the effect of any such changes on the Company's or the Bank's operations and financial condition.


EMPLOYEES

As of December 31, 1995, 129 persons were employed by the Bank; 113 were full time employees and 16 were part time employees.

Selected Statistical Information

The following tables describe certain aspects of the Company's business in statistical form.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY

                                                        Year Ended December 31  (Dollars in thousands)
                                               -----------------------------------------------------------------

                                                              1995                             1994
                                               --------------------------------    -----------------------------
                                               Average                   Yield/    Average                Yield/
                                               Balance       Interest     Rate     Balance     Interest    Rate
                                               -------       --------     ----     -------     --------    ----
ASSETS
  Interest earning assets:
     Loans (A) (B) (C)                     $  123,684.     $  11,982.     9.7%   $119,637.    $ 10,176.    8.5%
     Taxable investment
       securities  (D)                         37,326.         2,634.     7.1      34,358.       1,869.    5.4
     Tax-exempt investment
       securities (A)                          12,986.         1,121.     8.6      11,057.         947.    8.6
     Federal funds sold                         2,333.           135.     5.8         625.          28.    4.5
                                              --------     ----------             --------      -------
          Total interest earning assets       176,329.        15,872.     9.0     165,677.      13,020.    7.9

   Non-interest earnings assets:
     Cash and due from banks                   14,358.                              9,173.
     Other assets                              10,120.                              8,915.
     Less allowance for loan losses            (1,606.)                            (1,425.)
                                              --------                            ---------

               Total assets                $  199,201.                           $182,340.
                                              ========                           =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest bearing liabilities:
     Demand deposits                       $   57,349.     $   1,834.     3.2    $ 53,180.    $  1,402.    2.6
     Savings deposits                          37,681.         1,243.     3.3      36,969.       1,207.    3.3
     Time deposits                             58,161.         3,039.     5.2      48,837.       1,990.    4.1
     Federal funds purchased                                                          666.          36.    5.4
     Subordinated notes                         1,000.           110.    11.0       1,000.         110.   11.0
     Other borrowings                             994.           154.    15.5       1,670.         197.   11.8
                                              --------       --------             --------      -------

     Total interest bearing liabilities       155,185.         6,380.     4.1     142,322.       4,942.    3.5


(continued)

                                        Year Ended December 31  (Dollars in thousands)
                                        ----------------------------------------------

                                                              1993
                                        ----------------------------------------------
                                               Average                   Yield/
                                               Balance       Interest     Rate
                                               -------       --------    ----
ASSETS
  Interest earning assets:
     Loans (A) (B) (C)                       $112,789.      $  9,314.     8.3%
     Taxable investment
       securities  (D)                         36,605.         1,900.     5.2
     Tax-exempt investment
       securities (A)                          10,039.           950.     9.5
     Federal funds sold                         1,486.            44.     3.0
                                              --------        -------
          Total interest earning assets       160,919.        12,208.     7.6

   Non-interest earnings assets:
     Cash and due from banks                   10,010.
     Other assets                               7,617.
     Less allowance for loan losses            (1,547.)
                                              ---------
               Total assets                  $176,999.
                                              =========

LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest bearing liabilities:
     Demand deposits                         $ 52,664.         1,378.     2.6
     Savings deposits                          34,668.         1,315.     3.8
     Time deposits                             53,082.         2,257.     4.3
     Federal funds purchased                        7.
     Subordinated notes                         1,000.           110.    11.0
     Other borrowings                             689.           100.    14.5
                                              --------         ------

     Total interest bearing liabilities       142,110.         5,160.     3.6


(continued)

                                                                     Year Ended December 31  (Dollars in thousands)
                                            ----------------------------------------------------------------------------------------

                                                        1995                          1994                         1993
                                            ----------------------------  ---------------------------  -----------------------------

                                            Average               Yield/   Average              Yield/   Average              Yield/
                                            Balance    Interest    Rate    Balance  Interest     Rate    Balance    Interest   Rate
                                            -------    --------    ----    -------  --------     ----    -------    --------   ----
LIABILITIES AND SHAREHOLDERS'
  EQUITY - Continued
  Non-interest bearing liabilities:
     Demand deposits                       $ 22,996.                     $ 21,349.                     $ 17,822.
     Other                                    1,312.                        1,022.                          984.
  Common Stock subject to repurchase
    obligation                                1,848.                        1,326.                        1,024.
  Shareholders' equity                       17,860.                       16,321.                       15,059.
                                           ---------                     ---------                     ---------
       Total liabilities and
         shareholders' equity              $199,201.                     $182,340.                     $176,999.
                                           =========                     =========                     =========

             Net interest earnings                    $  9,492.                     $ 8,078.                         $7,048.
                                                      =========                     ========                         =======

       Net yield on interest earning
         assets                                                     5.4%                         4.9%                          4.4%
                                                                    ====                         =====                        =====




  (A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $379,000 and $17,000, respectively, for 1995; $322,000 and $18,000, respectively, for 1994; and $323,000 and
       $22,000, respectively, for 1993.

  (B) Average balance includes average non-accrual loan balances of $284,000 in 1995; $162,000 in 1994; and $329,000 in 1993.

  (C) Interest income includes loan fees of $472,000 in 1995; $527,000 in 1994, and $460,000 in 1993.

  (D) Average balance includes average unrealized gain (loss) of $69,000 in 1995 and ($36,000) in 1994 on available-for-sale securities. The yield was calculated without regard to this average unrealized gain (loss).

The following table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:



                                               -----------------------------------------------------------------------------------
                                                         1995 COMPARED TO 1994                         1994 COMPARED TO 1993
                                               -----------------------------------------------------------------------------------
 (DOLLARS IN THOUSANDS)                                INCREASE (DECREASE) DUE TO                   INCREASE (DECREASE) DUE TO
                                               -----------------------------------------------------------------------------------
 Interest Income on:                                 VOLUME       RATE (A)      NET              VOLUME        RATE (A)      NET
 ---------------------------------------------------------------------------------------------------------------------------------
   Loans                                               $344         $1,462       $1,806            $568           $ 294     $ 862
 ---------------------------------------------------------------------------------------------------------------------------------
   Taxable investment securities                        160            605          765            (117)             86       (31)
 ---------------------------------------------------------------------------------------------------------------------------------
   Tax-exempt investment securities                     174              0          174              97            (100)       (3)
 ---------------------------------------------------------------------------------------------------------------------------------
   Federal funds sold                                    77             30          107             (26)             10       (16)
 =================================================================================================================================
      Total interest earning assets                    $755         $2,097       $2,852            $522           $ 290     $ 812
                                                       ====         ======       ======            ====           =====     =====
 ---------------------------------------------------------------------------------------------------------------------------------


 Interest expense on:
 ---------------------------------------------------------------------------------------------------------------------------------
   Demand deposits                                     $108         $  324       $  432            $ 13           $  11     $  24
 ---------------------------------------------------------------------------------------------------------------------------------
   Savings deposits                                      36              0           36              87            (195)     (108)
 ---------------------------------------------------------------------------------------------------------------------------------
   Time deposits                                        382            667        1,049            (183)            (84)     (267)
 ---------------------------------------------------------------------------------------------------------------------------------
   Federal funds purchased                              (36)             0          (36)             36               0        36
 ---------------------------------------------------------------------------------------------------------------------------------
   Other borrowings                                     (80)            37          (43)            142             (45)       97
 =================================================================================================================================
      Total interest bearing liabilities               $410         $1,028       $1,438            $ 95           $(313)    $(218)
                                                       ====         ======       ======            ====           ======    ======
 =================================================================================================================================



   (A) Changes in interest income not arising solely from rate or volume variances are included in volume variance.

     INVESTMENT PORTFOLIO

     The following table sets forth the fair value and carrying value of investment securities. The carrying value of available-for-sale securities is equal to fair value.

                                         ----------------------------------------------------------------------------
                                                                        DECEMBER  31
                                         ----------------------------------------------------------------------------
                                                   1995                      1994                       1993
                                         ----------------------------------------------------------------------------
 (Dollars in thousands)                      FAIR       CARRYING       FAIR       CARRYING        FAIR       CARRYING
                                             VALUE        VALUE        VALUE        VALUE         VALUE        VALUE
 --------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and other U.S.              $24,847       $24,847     $24,107       $24,482       $24,322      $24,234
 Government agencies and corporations
 --------------------------------------------------------------------------------------------------------------------
 States and political subdivisions          14,934        14,534      13,157        13,064        12,835       12,148
 --------------------------------------------------------------------------------------------------------------------
 Corporate securities                       12,424        12,310      12,950        13,086        10,620       10,531
 --------------------------------------------------------------------------------------------------------------------
 Other securities                            3,667         3,662         650           647         3,491        3,493
 ====================================================================================================================

   Total investment securities             $55,872       $55,353     $50,864       $51,279       $51,268      $50,406
                                           =======       =======     =======       =======       =======      =======

 --------------------------------------------------------------------------------------------------------------------


     The following table sets forth the amortized cost of the maturities (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 1995


                         ------------------------------------------------------------------------------------------
                                                               MATURING
                         ------------------------------------------------------------------------------------------
 (Dollars in thousands)        WITHIN 1 YEAR         1 TO 5 YEARS        5 TO 10 YEARS           AFTER 10 YEARS
                         ------------------------------------------------------------------------------------------
                             AMOUNT    YIELD      AMOUNT      YIELD    AMOUNT      YIELD      AMOUNT         YIELD
 ------------------------------------------------------------------------------------------------------------------
 U.S. Treasury and
 other U.S. Government      $12,907     6.0%     $11,940       6.4%
 agencies and
 corporations
 ------------------------------------------------------------------------------------------------------------------
 States and political         3,285     6.3        7,574       5.3     $3,675       5.9%
 subdivisions
 ------------------------------------------------------------------------------------------------------------------
 Corporate securities         3,412     5.6        8,898       6.7
 ------------------------------------------------------------------------------------------------------------------
 Other securities             3,058     5.7           24       5.7                              $580          7.7%
 ==================================================================================================================

                  Total     $22,662              $28,436               $3,675                   $580
                            =======              =======               ======                   ====

 ==================================================================================================================


     The weighted average interest yields were computed by multiplying the amortized cost of each security by its interest yield to give an annual dollar yield per security, adding the dollar yields per category and dividing the sum by the total amortized cost of securities of that category. Interest yields given above are not on a tax equivalent basis.

     At December 31, 1995, other securities includes investment securities issued by Liquid Cash Trust, a no-load, open end, non-diversified management investment company (mutual fund) investing exclusively in securities qualifying as short-term liquid assets, with an aggregate fair and carrying value of $3,043,000.

     LOAN PORTFOLIO

     TYPES OF LOANS

     The following table sets forth the classification of loans by major category:

                            --------------------------------------------------------------
                                                      DECEMBER 31
                            --------------------------------------------------------------
 (Dollars in thousands)        1995         1994         1993         1992        1991
 -----------------------------------------------------------------------------------------
 Commercial, financial,        $ 51,940     $ 49,514     $ 47,011     $ 44,823    $ 42,460
 and agricultural
 -----------------------------------------------------------------------------------------
 Real estate mortgage            41,293       43,054       42,525       45,795      40,404
 -----------------------------------------------------------------------------------------
 Installment                     30,004       27,771       22,978       24,906      24,651
 =========================================================================================

           Total loans         $123,237     $120,339     $112,514     $115,524    $107,515
                               ========     ========     ========     ========    ========

 =========================================================================================



MATURITIES

The following table sets forth the maturities of the loan portfolio at December 31, 1995. Also provided are the amounts due after one year classified according to interest rate sensitivity.


                          ------------------------------------------------------------------
                                                       MATURING
                          ------------------------------------------------------------------
 (Dollars in thousands)    WITHIN 1 YEAR (A)   1 TO 5 YEARS   AFTER 5 YEARS         TOTAL
 -------------------------------------------------------------------------------------------
 Commercial,
 financial, and                      $15,428        $17,138         $19,374         $ 51,940
 agricultural
 -------------------------------------------------------------------------------------------
 Real estate mortgage                    676          3,991          36,626           41,293
 -------------------------------------------------------------------------------------------
 Installment                           2,192         25,211           2,601           30,004
 ===========================================================================================

           Total                     $18,296        $46,340         $58,601         $123,237
                                     =======        =======         =======         ========
 -------------------------------------------------------------------------------------------

 -------------------------------------------------------------------------------------------
 Loans maturing after
 one year with:
 -------------------------------------------------------------------------------------------
 Fixed interest rates                               $24,391         $ 2,042
 -------------------------------------------------------------------------------------------
 Variable interest                                   21,949          56,559
 rates
 ===========================================================================================

           Total                                    $46,340         $58,601
                                                    =======         =======
 ===========================================================================================

(A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

NON-PERFORMING LOANS

   Non-performing loans include impaired loans, non-accrual loans and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:

                            ---------------------------------------------------------
                                               DECEMBER 31
                            ---------------------------------------------------------
 (Dollars in thousands)         1995        1994       1993       1992         1991
 ------------------------------------------------------------------------------------
 NON-ACCRUAL LOANS:
   Commercial, financial,       $  380      $ 142      $  160     $  425       $  377
   and agricultural
 ------------------------------------------------------------------------------------
 Real estate mortgage               24          0          71         88          283
 ------------------------------------------------------------------------------------
 Installment                        40         10          68         47           22
 ====================================================================================
                                   444        152         299        560          682
 ====================================================================================
 LOANS CONTRACTUALLY PAST
 due 90 days or more:
 ------------------------------------------------------------------------------------
   Commercial, financial,          353          6         150        151          346
   and agricultural
 ------------------------------------------------------------------------------------
   Real estate mortgage             56          0          25         19           29
 ------------------------------------------------------------------------------------
   Installment                       4          5           7         30           61
 ====================================================================================
                                   413         11         182        200          436
 ====================================================================================
           Total                $  857      $ 163      $  481     $  760       $1,118
                                ======      =====      ======     ======       ======
 ------------------------------------------------------------------------------------
   Percent of total loans         .70%       .14%        .40%       .66%        1.0 %
     outstanding                ======      =====      ======     ======       ======
 ------------------------------------------------------------------------------------


The accrual of interest income generally is discontinued when a loan becomes over 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year and accrued interest from the prior year is reversed. Management may elect to continue the accrual of interest when: (1) the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest and; (2) the loan is in the process of collection.

Interest of $19,000 and $23,000 was realized on non-accrual loans during 1995 and 1994, respectively. Under original terms for these loans, interest income which would have been recorded approximates $63,000 and $35,000 in 1995 and 1994, respectively. There are no loan commitments outstanding to extend credit to these customers.

POTENTIAL PROBLEM LOANS

At December 31, 1995 the Company had approximately $2,539,000 in commercial, financial, and agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table sets forth changes in the allowance for loan losses:

                                               --------------------------------------------------------------------
                                                                       YEAR ENDED DECEMBER 31
                                               --------------------------------------------------------------------
                  (Dollars in thousands)          1995           1994          1993          1992          1991
                  -------------------------------------------------------------------------------------------------
                  Balance at beginning of year    $   1,498      $  1,365      $  1,401      $  1,307      $  1,344
                  -------------------------------------------------------------------------------------------------
                  Charge offs:
                  -------------------------------------------------------------------------------------------------
                     Commercial, financial,              87            69           193           138           254
                     and agricultural
                  -------------------------------------------------------------------------------------------------
                     Installment                        124            93           124           517           594
                  -------------------------------------------------------------------------------------------------
                     Real estate                          0             0             0             4            40
                  -------------------------------------------------------------------------------------------------
                                                        211           162           317           659           888
                  -------------------------------------------------------------------------------------------------
                  Recoveries:
                  -------------------------------------------------------------------------------------------------
                     Commercial, financial,              43            30           138            91           114
                     and agricultural
                  -------------------------------------------------------------------------------------------------
                     Installment                         54            82           139           182           227
                  -------------------------------------------------------------------------------------------------
                     Real estate                          3             3             4
                  -------------------------------------------------------------------------------------------------
                                                        100           115           281           273           341
                                                  ---------      --------      --------      --------      --------
                  -------------------------------------------------------------------------------------------------
                             Net Charge-offs            111            47            36           386           547
                  -------------------------------------------------------------------------------------------------
                  Provision for loan losses             222           180             0           480           510
                                                  ---------      --------      --------      --------      --------
                  =================================================================================================
                       Balance at end of year     $   1,609      $  1,498      $  1,365      $  1,401      $  1,307
                                                  =========      ========      ========      ========      ========
                  -------------------------------------------------------------------------------------------------
                  Average loans outstanding       $ 123,684      $119,637      $115,524      $114,913      $108,308
                                                  =========      ========      ========      ========      ========
                  -------------------------------------------------------------------------------------------------
                  Ratio of net charge-offs            .09 %         .04 %         .03 %         .34 %         .51 %
                  to average loans                =========      ========      ========      ========      ========
                  outstanding
                  =================================================================================================

The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, and historical loan loss experience. The 1994 provision increased to provide for loan growth.

In determining the 1993 provision for loan losses, management considered the fact that non-accrual loan and past due loan amounts decreased from prior years. Also considered in determining the 1993 provision was the low level of charge-offs and the decline in outstanding loans. The 1995 and 1994 provisions increased to provide for loan growth.

Allocation of the Allowance for Loan Losses

The Securities and Exchange Commission's guide to the presentation of statistical information provides for a break down of the allowance for loan losses into major loan categories. The Company allocates the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being possible problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged-off loans are classified.

Even though such an allocation has inherent limitations, the Company has compiled the results of its various reviews and has made estimates of the risks which might be allocated to the respective loan categories.

The following table sets forth the allocation of the allowance for loan losses:




 -------------------------------------------------------------------------------------------------------
                                                            DECEMBER 31
 -------------------------------------------------------------------------------------------------------
                                              1995                                  1994
 -------------------------------------------------------------------------------------------------------
                                                  PERCENT OF LOANS                      PERCENT OF LOANS
 (Dollars in thousands)             ALLOWANCE     IN EACH CATEGORY        ALLOWANCE     IN EACH CATEGORY
                                                  TO TOTAL LOANS                        TO TOTAL LOANS
 -------------------------------------------------------------------------------------------------------
 Commercial, financial,               $   313               42.1 %          $   369                41.1%
 and agricultural
 -------------------------------------------------------------------------------------------------------
 Real estate mortgage                      83               33.5                 86                35.8
 -------------------------------------------------------------------------------------------------------

 Installment                              157               24.4                147                23.1
 -------------------------------------------------------------------------------------------------------
 Unallocated                            1,056                                   896
 =======================================================================================================
                                      $ 1,609              100.0%           $ 1,498               100.0%
                                     ========              ======           =======               ======
 =======================================================================================================

 -------------------------------------------------------------------------------------------------------
                                                            DECEMBER 31
 -------------------------------------------------------------------------------------------------------
                                              1993                                  1992
 -------------------------------------------------------------------------------------------------------
                                                  PERCENT OF LOANS                      PERCENT OF LOANS
 (Dollars in thousands)             ALLOWANCE     IN EACH CATEGORY        ALLOWANCE     IN EACH CATEGORY
                                                   TO TOTAL LOANS                        TO TOTAL LOANS
 -------------------------------------------------------------------------------------------------------
 Commercial, financial,               $   344                41.8%          $   430               38.8%
 and agricultural
 -------------------------------------------------------------------------------------------------------
 Real estate mortgage                      85                37.8                92               39.6
 -------------------------------------------------------------------------------------------------------
 Installment                              133                20.4               345               21.6
 -------------------------------------------------------------------------------------------------------
 Unallocated                              803                                   534
 =======================================================================================================
                                      $ 1,365               100.0%          $ 1,401              100.0%
                                      =======               ======          =======              ======
 =======================================================================================================

 -----------------------------------------------------------------
                                           DECEMBER 31
 -----------------------------------------------------------------
                                              1991
 -----------------------------------------------------------------
                                                  PERCENT OF LOANS
 (Dollars in thousands)             ALLOWANCE     IN EACH CATEGORY
                                                   TO TOTAL LOANS
 -----------------------------------------------------------------
 Commercial, financial,               $   536                39.5%
 and agricultural
 -----------------------------------------------------------------
 Real estate mortgage                      81                37.6
 -----------------------------------------------------------------
 Installment                              302                22.9
 -----------------------------------------------------------------
 Unallocated                              388
 =================================================================
                                      $ 1,307               100.0%
                                      =======               ======
 =================================================================

DEPOSITS

The following table sets forth the average amount of deposits and rates paid for deposits:

                          ---------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31
                          ---------------------------------------------------------------------
                                  1995                     1994                    1993
                          ---------------------------------------------------------------------
 (Dollars in thousands)     AMOUNT      RATE         AMOUNT      RATE        AMOUNT      RATE
 ----------------------------------------------------------------------------------------------
 Non interest bearing     $ 22,996                 $ 21,349                $ 17,822
 demand deposits
 ----------------------------------------------------------------------------------------------
 Interest bearing demand    57,349      3.2%         53,180       2.6%       52,664       2.6%
 deposits
 ----------------------------------------------------------------------------------------------
 Savings deposits           37,681      3.3          36,969       3.3        34,668       3.8
 ----------------------------------------------------------------------------------------------
 Time deposits              58,161      5.2          48,837       4.1        53,082       4.3
 ----------------------------------------------------------------------------------------------
                          $176,187                 $160,335                $158,236
                          ========                 ========                ========
                          =====================================================================



The following table sets forth as of December 31, 1995, the aggregate amount of outstanding deposits (certificates of deposit) of $100,000 or more by maturity (in thousands of dollars):

     Three months or less                                  $  6,285.
     Over three months through six months                     2,692.
     Over six months through twelve months                    3,313.
     Over twelve months                                       2,443.
                                                           ---------
                                                           $ 14,733.
                                                           =========


RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios:


                                       --------------------------
                                         YEAR ENDED DECEMBER 31
                                       --------------------------
                                         1995     1994      1993
 ----------------------------------------------------------------
 Return on average assets                1.31%      1.11%    .90%
 ----------------------------------------------------------------
 Return on average equity               14.64      12.36   10.56
 ----------------------------------------------------------------
 Dividend payout ratio                  37.44      33.63   39.22
 ----------------------------------------------------------------
 Average equity to average assets        8.97       8.95    8.51
 ratio
 ----------------------------------------------------------------



Average equity used in the above table excludes common stock subject to repurchase obligation.

ITEM 2.   PROPERTIES

The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 9 teller windows are available to serve the Bank's customers. The Bank owns nine branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Kinderhook, Michigan, one in Tekonsha, Michigan, one in Fayette Township (Hillsdale), Michigan, one in Camden, Michigan and one in Athens, Michigan. In addition, the Registrant owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by it's Battle Creek branch. 2,900 square feet is leased to a local college, 400 square feet is leased as office space to a local business and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office and 762 square feet is leased to a local insurance company. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with seven of the branch offices having drive-in facilities and five of the branches having automated teller machines.

All of the Registrant's and the Bank's facilities are maintained in good condition and are adequately insured. Management of Registrant believes the present facilities are adequate to meet both current and future needs.


ITEM 3.   LEGAL PROCEEDINGS

Note M to the Consolidated Financial Statements on page 26 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counter-claims may be asserted against the Bank. Based on the facts known to it to date, management of the Registrant does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Registrant.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON STOCK AND
                 RELATED STOCKHOLDER MATTERS

"Common Stock Market Prices and Dividends" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 6.   SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

ITEM 7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                 CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 10 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors included on pages 13 through 29 in the Annual Report to Shareholders for the year ended December 31, 1995 are incorporated herein by reference.

ITEM 9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                ON ACCOUNTING AND FINANCIAL DISCLOSURES
None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names of the directors, their ages as of February 29, 1996 principal occupations and year in which each was elected.

                                                 PRINCIPAL OCCUPATION(S)                  YEAR FIRST BECAME
 NAME OF DIRECTOR (1)             AGE               FOR PAST 5 YEARS (2)               DIRECTOR OF REGISTRANT
 --------------------             ---              -----------------------             ----------------------
 Jerry L. Towns (3)               61     President and Chief Executive Officer of                 1982
                                         Southern Michigan Bancorp, Inc. (Chairman of
                                         Southern Michigan Bank & Trust)

 James T. Grohalski (3)           55     Executive Vice President and Chief Financial             1982
                                         Officer of Southern Michigan Bancorp, Inc.
                                         (President of Southern Michigan Bank &
                                         Trust)


 James Briskey                    62     Owner - Briskey Elevator (grain elevator                 1982
                                         operator)

 William E. Galliers              53     Co-owner and Chief Executive                             1993
                                         Officer - G & W Display Fixtures, Inc.


 Nolan E. Hooker                  44     Owner - Hooker Oil Co. (distributor of                   1991
                                         heating oil)

 Gregory J. Hull                  47     Farmer                                                   1995

 Thomas E. Kolassa                48     Owner - The Planning Group (insurance)                   1995

 James E. Koss                    63     Investor                                                 1982

 James J. Morrison                47     Owner - Morrison & Associates (insurance)                1991

 Harvey B. Randall                79     Investor                                                 1982

 Jane L. Randall                  74     Owner - Dally Tire Co. (tire distributor)                1982

 Freeman E. Riddle                63     Owner - Spoor & Parlin Farm Equipment                    1982




NOTES:

   (1) Current directors of Registrant are also directors of Southern Michigan Bank & Trust.

   (2) The business experience of each director during the past five years was that typical of a person engaged in the principal occupation listed for each.

   (3) Messrs. Towns and Grohalski, the Registrant's two executive officers (who are also directors) have held the same positions since the organization of Registrant in 1982.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Registrant and the Bank with respect to the fiscal year ended December 31, 1995 to the Company's Chief Executive Officer and the only other executive officer whose combined salary and bonus exceeded $100,000.


                           SUMMARY COMPENSATION TABLE

-------------------------------------------------------------------------------------------------
                                                        ANNUAL COMPENSATION
-------------------------------------------------------------------------------------------------
 NAME AND PRINCIPAL                                                        ALL OTHER
 POSITION                             YEAR       SALARY ($) (1)       COMPENSATION ($) (2)
-------------------------------------------------------------------------------------------------
 Jerry L Towns
   President and Chief Executive      1995       $134,190                    $6,038
   Officer of the Registrant and      1994       $114,454                    $5,287
   Chairman of the Bank               1993       $110,000                    $5,269
-------------------------------------------------------------------------------------------------
 James T Grohalski
   Executive Vice President           1995       $123,968                    $7,239
   and Chief Financial Officer        1994       $103,672                    $6,744
   of the Registrant and              1993       $ 98,000                    $6,726
   President of the Bank
-------------------------------------------------------------------------------------------------




   (1) The amounts shown includes amounts deferred under the 401(k) provisions of the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank's Executives' Deferred Compensation Plan ("Deferred Compensation Plan").

   (2) The amounts shown include the following for 1995: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $2,080 and $3,000, respectively for Mr. Towns; and $3,696 and $3,000 respectively for Mr. Grohalski; (ii) $958 and $543 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Towns' and Mr. Grohalski's benefit, respectively.



RETIREMENT BENEFITS

Officers of the Registrant participate in the Southern Michigan Bank & Trust Retirement Plan (the "Retirement Plan"), which has been adopted by the Registrant. Under the terms of the Plan, a normal monthly retirement benefit is provided to covered employees who attain the age of 65. It provides for a normal retirement benefit after 30 years of credited service equal to 35% of a participant's actual monthly compensation based on the participant's highest consecutive five year average compensation (see the column captioned "Remuneration"). For participants with less than 30 years credited service, reduced benefits are available in an amount equal to the normal retirement benefit reduced by 1/30 for each year of service less than 30. Participants are 100% vested after five years of credited service, and are subject to forfeiture upon termination of employment with credited service less than five years. The following table represents estimated normal annual benefits payable on a straight-life annuity basis upon retirement at age 65 and are not subject to deduction for social security benefits:

                               PENSION PLAN TABLE

                            -----------------------------------------------------------------------
                                                                        YEARS OF SERVICE
                            -----------------------------------------------------------------------
                            Remuneration                           20           25            30
                            -----------------------------------------------------------------------
                              $100,000                           $23,300       $29,200      $35,000
                            -----------------------------------------------------------------------
                               110,000                            25,700        32,100       38,500
                            -----------------------------------------------------------------------
                               120,000                            28,000        35,000       42,000
                            -----------------------------------------------------------------------
                               130,000                            30,000        37,900       45,500
                            -----------------------------------------------------------------------
                               140,000                            32,700        40,800       49,000
                            -----------------------------------------------------------------------



Jerry L. Towns has 22 years of credited service and $113,000 current covered remuneration. James T. Grohalski has 28 years of credited service and $102,000 current covered remuneration.

The Bank also has in effect supplemental retirement arrangements in the form of Executive Employee Salary Continuation Agreements with its executive officers under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the officer upon retirement at age 65, subject to reduction for credited service of less than 30 years on the same basis as under the Retirement Plan. The specified benefit under the salary continuation agreements is also payable beginning at the executive officers attaining age 65, if the officer is terminated or has his title, responsibility or compensation significantly lessened or the situs of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan, is intended to be approximately equal to the benefit the officer would have received under the Retirement Plan but for a plan amendment which changed the Plan's benefit formula to comply with changes in pension laws and which substantially reduced the executive officers' benefits. For Jerry L. Towns, the specified annual benefits payable upon retirement at age 65 under the supplemental retirement arrangement is $16,860. For James T. Grohalski, the specified annual benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060.


The Bank also has a Deferred Compensation Plan for directors and certain executive officers. Under the Deferred Compensation Plan, participants elect to defer a portion of their compensation (in the case of directors, their fees) on a pre-tax basis. Upon retirement at or after age 65, the participant or his designated beneficiary is entitled to a benefit equal to the amount of the participant's deferrals to the Plan plus earnings on such deferrals at a specified rate of interest compounded annually, payable in equal monthly amounts for not less than 180 months. Upon a participant's death before retirement, other than as a result of suicide, the benefit described above is paid to the participant's designated beneficiary. Upon the participant's termination of employment or retirement before age 65, the benefit payable to the participant at age 65 is determined by multiplying the amount deferred under the Plan by the ratio of the number of months for which the participant made deferrals to the number of months from the time the participant began making deferrals to the participant's reaching age 65. The amounts shown in the summary compensation table above include amounts deferred as contributions under the Plan, which amounts are subject to forfeiture pursuant to the formula described above for determining the applicable benefit in the event the participant's employment terminates before retirement at age 65.

DIRECTORS' FEES

Currently, each director of the Bank whose principal occupation is not with the Bank receives director fees based on a formula of $30 per each one million dollars of the Bank's deposits based on the preceding year end total deposits. The base amount of director fees for 1995 was $5,575. In addition, outside directors are compensated $150 for each Committee meeting attended.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 29, 1996, the names and addresses of all beneficial owners of 5% or more of Registrant's common stock (its only authorized class of stock), showing the amount and nature of such beneficial ownership:



----------------------------------------------------------------------------------------------------------
                              NAME & ADDRESS OF                    AMOUNT & NATURE OF             PERCENT
 TITLE OF CLASS                BENEFICIAL OWNER                 BENEFICIAL OWNERSHIP (1)         OF CLASS
----------------------------------------------------------------------------------------------------------
 Common Stock            Southern Michigan Bank & Trust
                         51 W. Pearl Street                        150,163.0922 (a)                 16.009
                         Coldwater, Michigan 49036
----------------------------------------------------------------------------------------------------------
 Common Stock            Southern Michigan Bank & Trust
                         Employee Stock Ownership Plan                76,097 (b)                     8.110
                         51 W. Pearl Street
                         Coldwater, Michigan  49036
----------------------------------------------------------------------------------------------------------
 Common Stock            Harvey B. Randall
                         8391 Old U.S. 27 South                    1,160.7962 (c)                    7.076
                         Marshall, Michigan  49068                    65,216 (d)
----------------------------------------------------------------------------------------------------------
 Common Stock            Max I. Larsen
                         410 East Chicago Street                        55,438                       5.910
                         Coldwater,  Michigan  49036
----------------------------------------------------------------------------------------------------------



   (1) Based upon information furnished to the Registrant by the individuals named above. The nature of beneficial ownership for shares shown is sole voting and investment power, except as set forth below.

                 (a) Shares are held by Bank's Trust Department in various fiduciary capacities which include power to vote the shares.

                 (b) Shares are voted in accordance with instructions from plan participants.

                 (c)      Sole voting and investment power.

                 (d)      Shared voting and investment power.

The following table sets forth, as of February 29, 1996, the total number of shares of Registrant's common stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Registrant as a group.



                   ----------------------------------------------------------------------------------------------
                   NAME OF INDIVIDUALS OR             AMOUNT AND NATURE OF                            PERCENT OF
                   NUMBER OF PERSONS IN GROUP         BENEFICIAL OWNERSHIP  (1)        TOTAL             CLASS
                   ----------------------------------------------------------------------------------------------
                        James Briskey                   4,840 (a)
                                                        4,840 (b)                      9,680           1.032
                   ----------------------------------------------------------------------------------------------
                        William E. Galliers             200 (b)                         200             (2)
                   ----------------------------------------------------------------------------------------------
                        James T. Grohalski            1,382.2289                     1,382.2289         (2)
                   ----------------------------------------------------------------------------------------------
                        Nolan E. Hooker                 76 (a)
                                                       200 (b)                         276              (2)
                   ----------------------------------------------------------------------------------------------
                        Gregory J. Hull                  300                           300              (2)
                   ----------------------------------------------------------------------------------------------
                        Thomas E. Kolassa               200 (a)                        200              (2)
                   ----------------------------------------------------------------------------------------------
                        James E. Koss                 22,019.8441                  22,019.8441         2.347
                   ----------------------------------------------------------------------------------------------
                        James J. Morrison             952.1624 (b)                   952.1624           (2)
                   ----------------------------------------------------------------------------------------------
                        Harvey B. Randall             1,160.7962 (a)
                                                      65,216.00 (b)                 66,376.7962        7.076
                   ----------------------------------------------------------------------------------------------
                        Jane L. Randall               2,133.5097                     2,133.5097         (2)
                   ----------------------------------------------------------------------------------------------
                        Freeman E. Riddle              1,180 (a)
                                                       1,112 (b)                        2,292           (2)
                   ---------------------------------------------------------------------------------------------
                        Jerry L. Towns                 1,208 (a)
                                                      72.1156 (b)                     1,280.1156        (2)
                   ----------------------------------------------------------------------------------------------
                        All directors and executive
                        officers as a group (12       107,092.6569                   107,092.6569      11.417
                        persons)
                   ----------------------------------------------------------------------------------------------



   (1) Based upon information furnished to the Registrant by the individual named and the members of the designated group. The nature of beneficial ownership for shares shown is sole voting and investment power except as set forth below.

                 (a)      Sole voting and investment power.

                 (b)      Shared voting and investment power.

   (2)    Less than one percent (1%).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The second paragraph of Note C to the consolidated financial statements on pages 20 and 21 of the Annual Report to Shareholders for the year ended December 31, 1995 is incorporated herein by reference.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a)(1) and (2)         The response to this portion of Item 14 is submitted
                          as a separate section of this report.

     (3)(a)               Exhibits (Numbered in accordance with Item 601 of
                          Regulation S-K).


                          Exhibit 2 -   Not applicable.

                          Exhibit 3 -      Articles of Incorporation and
                                           By-Laws incorporated by reference to
                                           Exhibit 3 to the Company's Annual
                                           Report on Form 10-K for the year
                                           ended December 31, 1991.

                          Exhibit 4 -      Instruments Defining the Rights of
                                           Security Holders of the Registrant
                                           are the Articles of Incorporation
                                           and By-Laws (see Exhibit 3, above).

                          Exhibit 9 -      Not applicable.

                          Exhibit 10 -     Material Contracts - Executive
                                           Compensation Plans and Arrangements:
                                           (1) Master Agreements for Directors'
                                           Deferred Income Plan; (2) Composite
                                           form of Executive Employee Salary
                                           Continuation Agreement, as amended;
                                           and; (3) Master Agreements for
                                           Executives' Deferred Compensation
                                           Plan, as amended, are incorporated
                                           by reference to Exhibit 10 to the
                                           Registrants Annual Report on Form
                                           10-K for the year ended December 31,
                                           1994.

                          Exhibit 11 -     Not applicable.

                          Exhibit 12 -     Not applicable.

                          Exhibit 13 -     Registrant's 1995 Annual Report to
                                           Shareholders.

                                           With the exception of the information
                                           incorporated by reference included
                                           in Items 3, 5, 6, 7, 8, and 13, the
                                           1995 Annual Report to Shareholders
                                           is furnished for the Commission's
                                           information only and is not deemed
                                           filed as part of this report.


                          Exhibit 16 -     Not applicable.

                          Exhibit 18 -     Not applicable.

                          Exhibit 19 -     Not applicable.

                          Exhibit 21 -     Subsidiary of Registrant.

                          Exhibit 22 -     Not applicable.

                          Exhibit 23 -     Consent of Independent Auditors.

                          Exhibit 24 -     Not applicable.

                          Exhibit 27 -     Financial Data Schedule.

                          Exhibit 28 -     Not applicable.

   (b) No reports on Form 8-K were filed in the last Quarter of the period covered by this report.

   (c)    Exhibits - See Item 14(a)(3) above.

   (d) Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements and Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         SOUTHERN MICHIGAN BANCORP, INC.

Dated:                                   By:
      --------------------------            ----------------------------------
                                                James T. Grohalski
                                                Executive Vice President and
                                                Secretary/Treasurer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.




-----------------------------------------------                     -----------------------------------------------
James Briskey - Director                                            James J. Morrison - Director



-----------------------------------------------                     -----------------------------------------------
William E. Galliers - Director                                      Harvey B. Randall - Director




-----------------------------------------------                     -----------------------------------------------
James T. Grohalski -                                                Jane L. Randall - Director
Executive Vice President and Director
(Principal Financial & Accounting Officer)




-----------------------------------------------                     -----------------------------------------------
Nolan E. Hooker - Director                                          Freeman E. Riddle - Director





-----------------------------------------------                     -----------------------------------------------
Gregory J. Hull - Director                                          Jerry L. Towns - President
                                                                    Chief Executive Officer & Director





-----------------------------------------------                     -----------------------------------------------
Thomas E. Kolassa - Director                                        Date





-----------------------------------------------
James E. Koss - Director

                           ANNUAL REPORT ON FORM 10-K


                             ITEM 14(a)(1) and (2)


                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL


                              STATEMENT SCHEDULES


                          YEAR ENDED DECEMBER 31, 1995


                        SOUTHERN MICHIGAN BANCORP, INC.


                              COLDWATER, MICHIGAN

FORM 10-K: ITEM 14(a)(1) AND (2)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Southern Michigan Bancorp, Inc. and subsidiary included in the Annual Report to Shareholders of the Registrant for the year ended December 31, 1995 are incorporated by reference in Item 8:

        -        Report of Crowe Chizek and Company, independent auditors

        -        Consolidated balance sheets - December 31, 1995 and 1994

        - Consolidated statements of shareholders' equity - Years ended December 31, 1995, 1994, and 1993

        - Consolidated statements of income - Years ended December 31, 1995, 1994, and 1993

        - Consolidated statements of cash flows - Years ended December 31, 1995, 1994, and 1993

        -        Notes to consolidated financial statements - December 31, 1995

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                                                                   EXHIBIT  (21)



                            SUBSIDIARY OF REGISTRANT



NAME OF SUBSIDIARY                                     STATE OR COUNTY OF
------------------                                        INCORPORATION
                                                       ------------------

Southern Michigan Bank & Trust                               Michigan



Southern Michigan Bancorp, Inc. is the immediate parent and owns 100% of the outstanding shares of Southern Michigan Bank & Trust.

SELECTED FINANCIAL DATA

                                                                             Year Ended December 31

                                                  1995              1994              1993              1992              1991
                                         -------------------------------------------------------------------------------------
Total interest income                    $  15,477,000     $  12,680,000     $  11,863,000     $  13,290,000     $  15,046,000
Net interest income                          9,096,000         7,738,000         6,702,000         7,194,000         7,002,000
Provision for loan losses                      222,000           180,000                 0           480,000           510,000
Net income                                   2,615,000         2,018,000         1,590,000         1,466,000         1,122,000
Per share data:
  Net income                                      2.82              2.21              1.79              1.69              1.31
  Cash dividends                                   .99               .75               .70               .64               .64
Balance sheet data:
   Capital note                              1,000,000         1,000,000         1,000,000         1,000,000         1,000,000
   Common stock subject to repurchase        2,232,000         1,464,000         1,187,000           861,000           626,000
   Equity                                   18,497,000        16,855,000        15,614,000        14,575,000        13,583,000
   Total assets                            209,977,000       195,625,000       178,453,000       172,477,000       166,593,000
Return on average assets                         1.31%             1.11%              .90%              .85%              .68%
Return on average equity                        14.64%            12.36%            10.56%            10.37%             8.49%


COMMON STOCK MARKET PRICES AND DIVIDENDS
The Company's common stock, for which there is no established public trading
market, is traded infrequently in the   local over-the-counter market.  Market
prices are based on information provided by an established securities dealer. There were 466 shareholders of record at December 31, 1995.



High and low market prices and dividends for the last two years were:


                                       1995                                                   1994
                      ---------------------------------------              ----------------------------------------
                            MARKET PRICE                 CASH                     Market Price                 Cash
                      ------------------------      DIVIDENDS              -------------------------      Dividends
                      HIGH BID         LOW BID       DECLARED              High Bid          Low Bid       Declared

Quarter Ended
-------------------------------------------------------------------------------------------------------------------
March 31              $ 22.00          $ 21.00          $ .20               $ 19.00          $ 18.00          $ .18
June 30                 25.50            24.50            .21                 20.50            19.50            .19
September 30            29.00            27.00            .22                 21.00            20.00            .19
December 31             30.00            28.00            .36                 21.63            21.25            .19


There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note K to the consolidated financial statements for the year ended December 31, 1995.

All per share amounts have been adjusted for a 2 for 1 stock split in 1995 and a 10 percent stock dividend declared in 1993.



                                      2




Southern Michigan Bancorp, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS


The following discussion provides information about the Company's financial condition which supplements the Consolidated Financial Statements included elsewhere in this Annual Report. The analysis should be read in conjunction with such financial statements and Five Year Performance and Selected Financial Data presented in other sections of this Annual Report.

FINANCIAL CONDITION

The Company functions as a financial intermediary and as such its financial condition should be examined in terms of trends in its sources and uses of funds.

The Company uses its funds primarily to support its lending activities. Loans increased by 2.4% in 1995 and 7.0% in 1994. The growth in 1995 occurred in commercial and installment loans while real estate mortgage loans declined. Increased commercial and installment loan demand can be attributed to continued good economic conditions. The real estate mortgage loan decline can be attributed to an increase in sales of loans in the secondary market, thus reducing the number of new loans that the Bank retains. The growth in 1994 occurred in all loan categories with the most significant growth occurring in installment loans. Installment loans increased by 21.4% during 1994 due to increased demand as the economy improved.

Beginning in the fourth quarter of 1994, the Bank began selling real estate loans in the secondary market. Gains of $41,000 were recognized in 1995 while losses of $1,600 were recognized in 1994. There were no loans held for sale at December 31, 1995. The real estate portfolio largely consists of residential mortgages within the local area with a low risk of loss. The Bank anticipates that the sale of loans in the secondary market will continue to increase. As such, the amount of real estate mortgage loans held in the Bank's portfolio may decline. The Bank's strategic plan for 1996 provides for aggressive growth in the commercial loan portfolio to replace the mortgage loans sold in the secondary market and to increase the Bank's loan to deposit ratio.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $18,799,000 and $13,048,000 at December 31, 1995 and 1994, respectively. All of these commitments, with the exception of unused credit card lines ($1,481,000 at December 31, 1995 and $1,398,000 at December 31, 1994), are priced at a variable interest rate thus minimizing the Bank's risk in a changing environment.

There are no significant concentrations in any loan category as to borrower or industry.

Another significant use of funds is the investment securities portfolio. Investments increased by 7.9% in 1995 and 1.7% in 1994. The increase in 1995 is due to deposit growth and the net unrealized gain position of the available-for-sale portfolio. The Bank's U.S. Treasury and other U.S. Government Agencies portfolios were transferred from held to maturity to available for sale. The transfer was made pursuant to a FASB Special Report, A Guide to Implementation of Statement 115. The securities transferred had net unrealized gains of $88,000. Including the securities transferred, the available-for-sale portfolio had a net unrealized gain of $328,000 at December 31, 1995 while the available-for-sale portfolio at December 31, 1994 had a net unrealized loss of $180,000.

The increase in 1994 in the investment securities portfolio was due to deposit growth, partially offset by loan growth and the net unrealized loss position of the available-for-sale portfolio. Unrealized gains in the investment portfolio classified as held to maturity totaled $528,000 at December 31, 1995 and $190,000 at December 31, 1994, while unrealized losses were $9,000 and $604,000 at December 31, 1995 and 1994, respectively. It is the Company's intent to hold these investment securities to maturity. There is no concentration of investments in the portfolio which would constitute an unusual risk.

Deposits traditionally represent the Company's principal source of funds. Total deposits increased 6.6% during 1995 and 9.5% during 1994. The 1995 increase occurred primarily in interest bearing checking accounts and time deposits. The Bank historically experiences an increase in checking accounts in December and a decline in these balances in January. The increase in time deposits was the result of $5,000,000 in short term deposits made by local municipalities which matured in February 1996 and were withdrawn upon maturity. The 1994 increase occurred primarily as a result of the purchase of $9,700,000 in deposits from a former Old Kent Bank - Southwest branch in Athens, Michigan. The remaining 1994 increase in deposits occurred in non-interest bearing checking and saving accounts.

The Company had no material commitments for capital expenditures at December 31, 1995.

1995 Annual Report to Shareholders

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


CAPITAL RESOURCES

The Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business.

The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill.

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements are intended to insure that adequate capital is maintained against risks other than credit risk. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets of 3 percent for the most highly rated bank holding companies and banks that do not anticipate and are not experiencing significant growth. All other bank holding companies are required to maintain a ratio of Tier 1 capital to assets of 4 to 5 percent, depending on the particular circumstances and risk profile of the institution.

Regulatory agencies have determined that the capital component created by the adoption of Financial Accounting Standards Board (FASB) Statement 115 should not be included in Tier 1 capital. As such the net unrealized appreciation or depreciation on available-for-sale securities is not included in the ratios listed below. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP).

The following table summarizes the Company's capital ratios as of December 31:


                                             1995    1994
                                            --------------
      Tier 1 risk-based capital ratio       14.32%  14.08%
      Total risk-based capital ratio        15.55%  15.39%
      Leverage ratio                         9.46%   9.33%


The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 1995 and 1994, total average assets grew 9.2% and 3.0%, respectively. At the same time, average equity (including common stock held by the ESOP) increased 11.7% in 1995 and 9.7% in 1994. This indicates that the Company has retained adequate capital to support its asset growth and has the ability to continue growing. Future growth opportunities will focus on maintaining the existing customer base and growing within the Calhoun County market.

LIQUIDITY AND INTEREST RATE SENSITIVITY

The primary functions of asset/liability management are to assure adequate liquidity and maintain an appropriate balance between interest-earning assets and interest-bearing liabilities. Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing or callable within 1 year were $21,280,000 at December 31, 1995 representing 38.8% of the amortized cost of the investment securities portfolio, a decrease from the 46.1% level of 1994. Loans maturing within 1 year were $18,842,000 at December 31, 1995 representing 15.3% of the loan portfolio, a slight decrease from the 16.1% level of 1994. While the amount of securities and loans maturing within one year



Southern Michigan Bancorp, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


decreased in 1995, the amount in overnight time and federal funds sold increased by $4,182,000. These funds are available at any time to meet the Company's liquidity needs and are necessary since most of the deposit growth occurred in short-term instruments.

Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds and mutual funds on which rates change daily and loans which are tied to the prime rate or a comparable index differ considerably from long-term investment securities and fixed-rate loans. Similarly, certificates of deposit and money market investment accounts are much more interest sensitive than passbook savings accounts and long-term capital notes. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-earning assets over interest-bearing liabilities.

The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 1995:


                                 0-30     31-90       91-365      1-5      Over 5
                                 Days      Days         Days     Years     Years
                              ----------------------------------------------------
                                              (dollars in thousands)
Interest-bearing assets       $48,455  $ 10,749      $62,013    $60,605    $6,288

Interest-bearing liabilities   41,995    64,613       30,266     25,079       -0-
                              ----------------------------------------------------
Interest sensitivity gap      $ 6,460  $(53,864)     $31,747    $35,526    $6,288


The primary interest sensitive assets in the one year repricing range are commercial loans and adjustable rate mortgage loans. The primary interest sensitive liabilities in the one year repricing range are money market investment accounts, certificates of deposit and interest bearing checking accounts. This analysis indicates that rate sensitive liabilities exceed rate sensitive assets in the one year range. This has occurred primarily as a result of the inclusion of interest bearing checking accounts and savings account balances in a repricing period of one year or less as these accounts have become rate sensitive as interest rates have fluctuated. The long-term interest sensitivity gap indicates that the Company's net interest margin would improve with an increase in interest rates and decline with further declines in interest rates. Trying to minimize the interest sensitivity gap is a continual challenge in a changing rate environment and one of the objectives of the Company's asset/liability strategy.

Federal law places restrictions on extensions of credit from banks to their parent holding company and, with certain exceptions, to other affiliates, on investments in stock or other securities thereof, and on the taking of such securities as collateral for loans. Note K to the Consolidated Financial Statements discusses these limitations between the Company and its banking subsidiary.

RESULTS OF OPERATIONS

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income increased by 17.6% in 1995 and 15.4% in 1994, while decreasing by 6.8% in 1993. The increases in 1995 and 1994 are due to an improvement in net interest margin. The primary reason for the 1995 increase was the Company's ability to maintain or decrease the interest rates paid on deposits, while loan interest rates remained fairly steady. During 1994, loan interest rates increased while the Company was able to raise deposit rates at a much slower pace, thus causing the net interest margin to rise. The decrease in 1993 is due to the decline in outstanding loans and the resulting decline in interest income.

The uncertain economic environment and the resulting fluctuations in interest rates are expected to continue to impact the Company and the industry in 1996. Depending on these interest rate fluctuations, there may be market pressure to raise deposit rates in 1996. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. An increase in deposit rates without loan rate increases would cause the Company's net interest margin to decline.

The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb potential losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, past loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio.



1995 Annual Report to Shareholders

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Effective January 1, 1995, the Company adopted FASB Statement 114 as amended by Statement 118. The Statement requires that impaired loans, as defined, be reduced to the present value of expected cash flows discounted at the loan's effective interest rate or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is included in the provision for loan losses. The effect of adopting Statements 114 and 118 is included in the provision for loan losses and is not material for 1995.

The provision for loan losses was $222,000 in 1995, $180,000 in 1994 and $0 in 1993. The provisions in 1995 and 1994 were increased to provide for loan growth. No provision was necessary in 1993 due to the low level of charge-offs, the decline in outstanding loans and an improvement in the overall quality of the loan portfolio. Net charge-offs were $110,000 in 1995, $47,000 in 1994 and $36,000 in 1993. The provision for loan losses will be increased in 1996 to provide for a possible increase in losses as a result of the Bank's planned loan growth.

Non-interest income, excluding security gains and losses, increased by 5.9% in 1995, increased by 3.7% in 1994, and decreased by 3.0% in 1993. The increase in 1995 was due to an increase in trust income, as a result of increased trust assets, $41,000 in gains on the sale of real estate mortgages to the secondary market, and the receipt of life insurance proceeds. The increase in 1994 was due to increases in service charges and trust income and the receipt of life insurance proceeds, partially offset by $93,000 in gains recognized on the sale of adjustable rate mortgage loans to a third party in 1993. The increase in service charges was due to the overall increase in deposits, particularly demand deposits which generate more service fees. The increase in trust income is the result of an increase in trust assets and several estate settlements in 1994. The decrease in 1993 was due to $191,000 in gains on the sale of other real estate owned recorded in 1992, partially offset by $93,000 in gains recognized on the sale of adjustable rate mortgage loans in 1993 and an 10.8% increase in service charge revenue.

Security gains of $17,000 were recognized in 1995 and $205,000 were recognized in 1993 while no gains were recognized in 1994.

Non-interest expense increased by 9.2% in 1995, increased by 3.4% in 1994 and decreased by 1.4% in 1993. The 1995 increase is due to increased salary costs associated with an increase in the number of employees, increased legal fees associated with the actions discussed in Note M, increased marketing expenditures, increased postage costs and increased office supply costs due to recent paper price increases. These increases were partially offset by a refund received on the Company's FDIC insurance premium when the rate was lowered to 4 cents per $100 of deposits from 23 cents per $100 in deposits. The 1994 increase is primarily due to increased salary and benefit costs, increased legal fees associated with the actions discussed in Note M and nonrecurring costs associated with the acquisition of the Athens branch. These increases were partially offset by lower equipment maintenance costs, lower telephone service costs and lower audit and examination costs. The 1993 decrease is due primarily to lower legal and mortgage property expenses associated with other real estate owned during 1992.

Effective January 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes". The Company incurred a $37,000 cumulative effect adjustment in 1993 as a result of the adoption of this new method of accounting.

Income tax expense was $835,000 in 1995, $600,000 in 1994 and $500,000 in 1993.
Tax-exempt income continues to have a major impact on the Company's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $231,000, $201,000 and $205,000, in 1995, 1994 and 1993,
respectively.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on average equity was 14.68% in 1995, 12.35% in 1994, and 10.56% in 1993. The return on average assets was 1.31% in 1995, 1.11% in 1994, and .90% in 1993.

The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.



Southern Michigan Bancorp, Inc. and Subsidiary

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

NONPERFORMING ASSETS

Nonperforming assets include impaired loans, nonaccrual loans, accruing loans past due 90 days or more, and other real estate which includes foreclosures and deeds in lieu of foreclosure.

A loan generally is classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest credited to income in the current year is reversed, and unpaid interest accrued in prior years is charged to the allowance for loan losses. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

The following table sets forth the aggregate amount of nonperforming loans in each of the following categories:


                                                           December 31

                                                1995         1994         1993
                                                ------------------------------
                                                      (Dollars in thousands)
 Nonaccrual loans:
  Commercial, financial and agricultural        $380         $142         $160
  Real estate mortgage                            24            0           71
  Installment                                     40           10           68
                                                ------------------------------
                                                 444          152          299
 Loans contractually past due 90 days or more:
  Commercial, financial and agricultural         353            6          150
  Real estate mortgage                            56            0           25
  Installment                                      4            5            7
                                                ------------------------------
                                                 413           11          182
                                                ------------------------------
 TOTAL NONPERFORMING LOANS                      $857         $163         $481
 Other real estate owned                          76          108          162
                                                ------------------------------
 TOTAL NONPERFORMING ASSETS                     $933         $271         $643
                                                ==============================
 Nonperforming loans to year-end loans          .70%         .14%         .43%
 Nonperforming assets to year-end loans
  and other real estate owned                   .76%         .23%         .57%


The increase in nonperforming loans in 1995 was expected with the increase in loan volume. These loans are subject to continuous monitoring by management and are specifically reserved for in the allowance for loan losses where appropriate.

At December 31, 1995, the Company had approximately $2,539,000 in commercial, financial and agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as nonperforming.

1995 Annual Report to Shareholders

MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
CONDITION AND RESULTS OF OPERATIONS (CONTINUED)


REGULATORY MATTERS

Representatives of the FDIC completed an examination at the company's subsidiary bank using financial information as of December 31, 1995. The purpose of the examination was to determine the safety and soundness of the bank.

Examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by the Company in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management. The Company's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

Management and the Board of Directors evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examination that relate to the operations of the Company and the Bank. As a matter of practice, management and the Board of Directors promptly consider such recommendations.



Southern Michigan Bancorp, Inc. and Subsidiary

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION


Management of Southern Michigan Bancorp, Inc. has prepared and is responsible for the accompanying financial statements and for their integrity and objectivity. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with generally accepted accounting principles on a consistent basis. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.
     The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the Company's authorizations and policies. Further, such a system provides reasonable assurances as to the integrity and reliability of the financial statements which fairly present financial position and results of operations in conformity with generally accepted accounting principles. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.
     Management monitors the effectiveness of and compliance with established control systems through a continuous program of internal audit and credit examinations and recommends possible improvements thereto. In addition, as part of their audit of the Company's financial statements, Crowe, Chizek and Company LLP, independent auditors, completed a study and evaluation of selected internal accounting controls to establish a basis for reliance thereon in determining the nature, timing, and extent of audit tests to be applied. Management has considered the recommendations from the examination of controls concerning the Company's system of internal controls and has taken actions that we believe are cost-effective in the circumstances to respond appropriately to these recommendations. Management believes that, as of December 31, 1995, the Company's system of internal controls is adequate to accomplish the objectives discussed herein. Further, management believes the system of controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.
     The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management and Crowe, Chizek and Company LLP, to assess the scope of the annual audit plan and to review the status and results of audits, including major changes in accounting policies and reporting practices.
     Crowe, Chizek and Company LLP has direct and confidential access to the Audit Committee at all times to discuss the results of their audits.




 /s/ JERRY L. TOWNS                    /s/ JAMES T. GROHALSKI
 Jerry L. Towns                        James T. Grohalski
 President and                         Executive Vice-President
 Chief Executive Officer               and Chief Financial Officer




1995 Annual Report to Shareholders

CONSOLIDATED BALANCE SHEETS

                                                                                        December 31

                                                                                    1995           1994
                                                                               ---------------------------
ASSETS
Cash                                                                           $  3,253,889   $  2,249,495
Due from banks                                                                   13,926,329     12,179,710
                                                                               ---------------------------
 Cash and cash equivalents                                                       17,180,218     14,429,205
Federal funds sold                                                                4,500,000      1,500,000
Investment securities available-for-sale - Note B                                31,343,270     11,288,134
Investment securities held to maturity (fair value of $24,529,000 in 1995
 and $39,576,000 in 1994) - Note B                                               24,009,586     39,990,780
Loans - Note C                                                                  123,236,727    120,338,552
Less allowance for loan losses - Note D                                          (1,609,422)    (1,497,742)
                                                                               ---------------------------
                                                                                121,627,305    118,840,810
Premises and equipment - Note E                                                   3,962,179      3,287,334
Other assets - Notes H and I                                                      7,354,518      6,288,652
                                                                               ---------------------------
TOTAL ASSETS                                                                   $209,977,076   $195,624,915
                                                                               ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits - Note F:
 Non-interest bearing                                                          $ 24,571,152   $ 24,400,940
 Interest bearing                                                               160,952,963    149,670,454
                                                                               ---------------------------
Total deposits                                                                  185,524,115    174,071,394
Accounts payable and other liabilities                                            2,723,691      2,234,215
Capital note - Note G                                                             1,000,000      1,000,000
                                                                               ---------------------------
TOTAL LIABILITIES                                                               189,247,806    177,305,609


Commitments and contingencies - Notes J and M

Common stock subject to repurchase obligation in ESOP - Note I                    2,232,177      1,464,064

Shareholders' equity:
Common stock, $2.50 par value ($5 in 1994):
 Authorized - 2,000,000 shares (800,000 shares in 1994)
 Outstanding - 857,984 shares (1994 - 424,631)                                    2,144,960      2,123,155
Capital surplus                                                                   3,511,336      3,916,376
Retained earnings                                                                12,629,739     10,934,644
Net unrealized appreciation (depreciation) on available-for-sale
 securities, net of tax of $117,000 in 1995; ($61,000 in 1994)                      211,058       (118,933)
                                                                               ---------------------------
TOTAL SHAREHOLDERS' EQUITY                                                       18,497,093     16,855,242
                                                                               ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                     $209,977,076   $195,624,915
                                                                               ===========================



See accompanying notes to consolidated financial statements.

1995 Annual Report to Shareholders

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY


                                                                                      Net Unrealized
                                                                                        Appreciation
                                                                                       (Depreciation)
                                                                                       On Available-
                                                  Common       Capital       Retained    For-Sale
                                                   Stock       Surplus       Earnings    Securities       TOTAL
                                                 ----------------------------------------------------------------
BALANCE AT JANUARY 1, 1993                       $2,071,085   $3,868,606   $ 8,634,908                $14,574,599

Net income for 1993                                                          1,590,075                  1,590,075
Cash dividends declared - $.70 per share                                      (623,297)                  (623,297)
Common stock issued under
 dividend reinvestment plan (13,358 shares)          33,395      195,122                                  228,517
Change in common stock subject to repurchase        (10,955)    (184,977)                                (195,932)
Net unrealized appreciation (depreciation)
 on available-for-sale securities, net of tax                                            $ 45,350          45,350
Other                                                   (95)        (551)       (4,779)                    (5,425)
                                                 ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1993                      2,093,430    3,878,200     9,596,907     45,350      15,613,887

Net income for 1994                                                          2,018,038                  2,018,038
Cash dividends declared - $.75 per share                                      (680,301)                  (680,301)
Common stock issued under dividend
 reinvestment plan (12,504 shares)                   31,260      219,356                                  250,616
Change in common stock subject to repurchase         (1,535)    (181,180)                                (182,715)
Net change in unrealized appreciation
  (depreciation) on available-for-sale
  securities, net of tax                                                                 (164,283)       (164,283)
                                                 ----------------------------------------------------------------
BALANCE AT DECEMBER 31, 1994                      2,123,155    3,916,376    10,934,644   (118,933)     16,855,242

Net income for 1995                                                          2,614,953                  2,614,953
Cash dividends declared - $.99 per share                                      (919,858)                  (919,858)
Common stock issued under dividend
 reinvestment plan (12,493 shares)                   31,233      272,461                                  303,694
Change in common stock subject to repurchase         (9,428)    (677,501)                                (686,929)
Net change in unrealized appreciation
 (depreciation) on available-for-sale
 securities, net of tax                                                                   329,991         329,991
                                                 ----------------------------------------------------------------
Balance at December 31, 1995                     $2,144,960   $3,511,336   $12,629,739   $211,058     $18,497,093
                                                 ================================================================


See accompanying notes to consolidated financial statements.

Southern Michigan Bancorp, Inc. and Subsidiary

CONSOLIDATED STATEMENTS OF INCOME

                                                                 Year ended December 31

                                                          1995           1994           1993
                                                      ------------------------------------------
Interest income:
 Loans, including fees                                $11,965,350    $10,157,799     $ 9,291,869
 Investment securities:
   Available-for-sale                                     777,587        422,720         426,326
   Held to maturity                                     2,598,422      2,071,902       2,100,563
                                                      ------------------------------------------
                                                        3,376,009      2,494,622       2,526,889
 Other                                                    135,324         27,886          44,205
                                                      ------------------------------------------
Total interest income                                  15,476,683     12,680,307      11,862,963
Interest expense:
 Deposits                                               6,116,148      4,599,281       4,949,996
 Capital notes                                            109,900        110,100         110,000
 Other                                                    154,288        233,402         100,531
                                                      ------------------------------------------
Total interest expense                                  6,380,336      4,942,783       5,160,527
                                                      ------------------------------------------
NET INTEREST INCOME                                     9,096,347      7,737,524       6,702,436
Provision for loan losses - Note D                        222,000        180,000
                                                      ------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES     8,874,347      7,557,524       6,702,436
Non-interest income:
 Service charge on deposit accounts                       731,813        738,401         666,572
 Trust fees                                               479,242        440,865         402,459
 Securities gains - Note B                                 17,425                        204,613
 Gain (loss) on sale of loans                              41,149         (1,591)         93,094
 Other                                                    259,188        249,488         214,066
                                                      ------------------------------------------
                                                        1,528,817      1,427,163       1,580,804
                                                      ------------------------------------------
                                                       10,403,164      8,984,687       8,283,240

Non-interest expenses:
 Salaries and employee benefits - Note I                3,552,382      3,298,120       3,106,495
 Occupancy                                                512,060        517,943         464,294
 Equipment                                                484,960        472,889         517,559
 Deposit insurance premium                                193,067        355,208         354,378
 Legal fees                                               185,947        169,724          77,181
 Supplies                                                 168,209        132,601         132,250
 Other                                                  1,856,586      1,420,164       1,504,493
                                                      ------------------------------------------
                                                        6,953,211      6,366,649       6,156,650
                                                      ------------------------------------------


Income before income taxes and cumulative
 effect of change in accounting for income taxes        3,449,953      2,618,038       2,126,590
Federal income taxes - Note H                             835,000        600,000         500,000
                                                      ------------------------------------------
Income before cumulative effect of change
 in method of accounting                                2,614,953      2,018,038       1,626,590
Cumulative effect of change in method
 of accounting for income taxes - Note A                                                 (36,515)
                                                      ------------------------------------------
NET INCOME                                            $ 2,614,953    $ 2,018,038     $ 1,590,075
                                                      ==========================================
Earnings per share - Note A
Income before cumulative effect of accounting change  $      2.82    $      2.21     $      1.83
Cumulative effect of accounting change                                                      (.04)
                                                      ------------------------------------------
NET INCOME PER SHARE                                  $      2.82    $      2.21     $      1.79
                                                      ==========================================


See accompanying notes to consolidated financial statements.

1995 Annual Report to Shareholders

CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                  Year ended December 31

                                                                           1995           1994             1993
                                                                       -------------------------------------------
OPERATING ACTIVITIES
Net income                                                             $ 2,614,953     $ 2,018,038     $ 1,590,075
Adjustments to reconcile net income to net cash
 provided by operating activities:
 Provision for loan losses                                                 222,000         180,000
 Provision for depreciation                                                275,109         313,137         274,009
 Amortization of investment security premiums
  and accretion of discounts                                               220,150         484,417         749,235
 Amortization of deposit base intangible                                    38,898           6,483
 Deferred income taxes                                                    (118,711)       (127,532)        (27,000)
 Loans originated for sale                                              (4,807,406)       (354,989)
 Proceeds on loans sold                                                  4,848,555         353,398
 Realized (gain) loss on sale of loans                                     (41,149)          1,591         (93,094)
 Realized investment security gains                                        (17,425)                       (204,613)
 Unrealized investment security loss                                                        20,000          30,000
 Increase in interest receivable                                          (489,402)        (58,059)        (21,361)
 Increase (decrease) in interest payable                                    53,693          27,458         (31,741)
 Increase in other assets                                                 (674,362)       (537,512)     (2,303,528)
 Increase (decrease) in accounts payable and other liabilities             278,552         489,551         (74,825)
                                                                       -------------------------------------------
Net cash provided by (used in) operating activities                      2,403,455       2,815,981        (112,843)


INVESTING ACTIVITIES
Proceeds from maturities of investment securities available-for-sale    19,218,190      13,370,308
Proceeds from maturities of investment securities held to maturity      23,451,626      10,975,174      25,912,720
Proceeds from sales of investment securities                               517,425                         156,181
Purchases of investment securities available-for-sale                  (25,969,808)     (9,764,506)
Purchases of investment securities held to maturity                    (20,986,498)    (16,206,929)    (34,381,437)
Net increase in federal funds sold                                      (3,000,000)     (1,500,000)
Proceeds from sale of loans                                                                              5,157,000
Net increase in loans prior to charge-offs                              (3,008,495)     (7,871,035)     (2,090,691)
Purchases of premises and equipment                                       (949,954)       (570,877)       (268,570)
                                                                       -------------------------------------------
Net cash used in investing activities                                  (10,727,514)    (11,567,865)     (5,514,797)



FINANCING ACTIVITIES
Acquisition of deposits                                                                  9,724,438
Net increase in demand deposits, NOW accounts
 and saving accounts                                                     3,421,208       6,675,348       6,746,708
Net increase (decrease) in certificates of deposit                       8,031,513      (1,284,494)     (2,046,923)
Common stock issued                                                        384,878         344,807         358,319
Cash dividends                                                            (762,527)       (658,890)       (605,681)
Other                                                                                                       (5,425)
                                                                       -------------------------------------------
Net cash provided by financing activities                               11,075,072      14,801,209       4,446,998
                                                                       -------------------------------------------
INCREASE (DECREASE) IN CASH AND CASH EQUIVALENTS                         2,751,013       6,049,325      (1,180,642)
Cash and cash equivalents at beginning of year                          14,429,205       8,379,880       9,560,522
                                                                       -------------------------------------------
CASH AND CASH EQUIVALENTS AT THE END OF YEAR                           $17,180,218     $14,429,205      $8,379,880
                                                                       ===========================================



See accompanying notes to consolidated financial statements.

Southern Michigan Bancorp, Inc. and Subsidiary

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


December 31, 1995

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly owned subsidiary, Southern Michigan Bank & Trust (the Bank), after elimination of significant intercompany balances and transactions. The Company and the Bank provide banking services within the counties of Branch, Hillsdale and Calhoun in Southwestern Michigan.

USE OF ESTIMATES IN PREPARING FINANCIAL STATEMENTS: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that effect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses and deferred income tax provisions.

INVESTMENT SECURITIES (including mortgage-backed securities): Effective December 31, 1993, the Company adopted Financial Accounting Standards Board
(FASB) Statement 115, "Accounting for Certain Investments in Debt and Equity Securities". The Statement requires the Company to classify debt and equity securities into one of three categories: held-to-maturity, available-for-sale, or trading. The Statement further provides that holding gains and losses for trading securities shall be included in earnings. The unrealized gains and losses for available-for-sale securities are reported as a net amount in a separate component of shareholders' equity until realized.
Upon the adoption of Statement 115, the Company transferred $14,752,462 of securities to available-for-sale.

Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available-for-sale and carried at fair value. Securities classified as available-for-sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors. The Company is not currently involved in trading activities.

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available-for-sale securities are determined using the specific identification method.

REVENUE RECOGNITION: Interest on loans is credited to income based upon principal amount outstanding. The accrual of interest income generally is discontinued when a loan becomes over 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year is reversed, and accrued interest from the prior year is charged to the allowance for loan losses. Management may elect to continue the accrual of interest when the estimated net realized value of collateral is sufficient to cover the principal balance and accrued interest. Under FASB Statement 114, as amended by Statement 118, the carrying values of impaired loans are periodically adjusted to reflect cash payments, revised estimates of future cash flows and increases in the present value of expected cash flows due to the passage of time. Cash payments representing interest income are reported as such. Other cash payments are reported as reductions in carrying value, while increases or decreases due to changes in estimates of future payments and due to the passage of time are included in the provision for loan losses.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is maintained at a level believed adequate to absorb potential losses in the portfolio.
Management determines the adequacy of the allowance for loan losses based on a continuing evaluation of the loan portfolio, past loan loss experience, current economic conditions, composition of the loan portfolio and other relevant factors. The allowance is increased by provisions charged against income.

1995 Annual Report to Shareholders

Effective January 1, 1995, the Company adopted FASB Statement 114 as amended by Statement 118. The Statement requires that impaired loans, as defined, be reduced to the present value of expected cash flows discounted at the loan's effective interest rate or to the fair value of collateral if the loan is collateral dependent, by allocating a portion of the allowance for loan losses to such loans. If these allocations cause the allowance for loan losses to increase, such increase is included in the provision for loan losses. The effect of adopting Statements 114 and 118 is included in the provision for loan losses and is not material for 1995.

Real estate mortgage and installment loans are smaller balance homogeneous loans and are collectively evaluated for impairment. Commercial loans are evaluated individually for impairment. When credit analysis of borrower operating results and financial condition indicates the underlying ability of the borrower's business activity is not sufficient to generate cash flow to service the business' cash needs, including the Bank's loans to the borrower, the loan is evaluated for impairment. This may be a delay or shortfall in payments of 90 days or less. Loans to be evaluated for impairment are included on the Bank's commercial loans watch list and assigned a liquidation probability. Loans with a liquidation probability of greater than 50% are generally considered impaired. The expected unrecoverable portion of impaired loans are charged-off when foreclosure proceedings are underway and the actual loss can be determined. Loans are generally moved to nonaccrual status when 90 days or more past due. These loans may not be impaired. Management has also set minimum loan balance thresholds before consideration of a loan for impaired status will occur.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using accelerated methods over their estimated useful lives.

OTHER REAL ESTATE: Other real estate ($76,000 and $108,000 at December 31, 1995 and 1994, respectively), which is included in other assets, comprises properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of fair value minus estimated cost of disposal or cost.

INCOME TAXES: Effective January 1, 1993, the Company adopted FASB Statement 109, "Accounting for Income Taxes". Under Statement 109, the liability method is used in accounting for income taxes. Under this method, deferred tax assets and liabilities are determined based on differences between financial reporting and tax bases of assets and liabilities and are measured using the enacted tax rates and laws that will be in effect when the differences are expected to reverse. Prior to the adoption of Statement 109, income tax expense was determined using the deferral method. Deferred tax expense was based on items of income and expense that were reported in different years in the financial statements and tax returns and were measured at the tax rate in effect in the year the difference originated. The cumulative effect of the accounting change in years prior to January 1, 1993 of $36,515 is reflected as a decrease in 1993 net income.

NET INCOME PER SHARE: Net income per share is based on the weighted average number of shares outstanding (926,991 in 1995, 912,014 in 1994 and 889,558 in 1993). The weighted average shares and all per share amounts have been adjusted for a 2 for 1 stock split issued in 1995.

CASH FLOW INFORMATION: For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks as cash and cash equivalents.

RECLASSIFICATIONS: Certain amounts in prior years, financial statements have been reclassified to conform with the 1995 presentation.

Southern Michigan Bancorp, Inc. and Subsidiary

NOTE B - INVESTMENT SECURITIES

The amortized cost and fair value of investment securities classified as held to maturity are as follows:


                                                            GROSS                 GROSS
                                     AMORTIZED         UNREALIZED            UNREALIZED                 FAIR
DECEMBER 31, 1995                         COST              GAINS                LOSSES                VALUE
                                  --------------------------------------------------------------------------
States and political
 subdivision thereof              $ 13,548,332          $ 405,583            $    5,798         $ 13,948,117
Corporate securities                 9,857,195            117,391                 2,710            9,971,876
Mortgage-backed securities              23,959                 71                                     24,030
                                  --------------------------------------------------------------------------
Total debt securities               23,429,486            523,045                 8,508           23,944,023
Equity securities                      580,100              4,584                                    584,684
                                  --------------------------------------------------------------------------
TOTALS                            $ 24,009,586          $ 527,629            $    8,508         $ 24,528,707
                                  ==========================================================================

                                                            Gross                 Gross
                                     Amortized         Unrealized            Unrealized                 Fair
December 31, 1994                         Cost              Gains                Losses                Value
                                  --------------------------------------------------------------------------
U.S. Treasury and other U.S.
  Government agencies             $ 14,786,391          $     366            $  374,757         $ 14,412,000
States and political
  subdivision thereof               13,063,687            185,834                92,771           13,156,750
Corporate securities                11,567,629                                  136,732           11,430,897
Mortgage-backed securities              42,773                                                        42,773
                                  --------------------------------------------------------------------------
Total debt securities               39,460,480            186,200               604,260           39,042,420
Equity securities                      530,300              3,461                                    533,761
                                  --------------------------------------------------------------------------
TOTALS                            $ 39,990,780          $ 189,661             $ 604,260         $ 39,576,181
                                  ==========================================================================


The amortized cost and fair value of investment securities classified as available for sale are as follows:



                                                            GROSS                 GROSS
                                     AMORTIZED         UNREALIZED            UNREALIZED                 FAIR
DECEMBER 31, 1995                         COST              GAINS                LOSSES                VALUE
                                  --------------------------------------------------------------------------
U.S. Treasury and other
  U.S. Government agencies        $ 24,585,728          $ 275,261            $  14,107          $ 24,846,882
States and political
  subdivision thereof                  985,000              1,132                                    986,132
Corporate securities                 2,387,171             65,376                                  2,452,547
                                  --------------------------------------------------------------------------
Total debt securities               27,957,899            341,769               14,107            28,285,561
Equity securities                    3,057,709                                                     3,057,709
                                  --------------------------------------------------------------------------
TOTALS                            $ 31,015,608          $ 341,769            $  14,107          $ 31,343,270
                                  ==========================================================================

                                                            Gross                 Gross
                                     Amortized         Unrealized            Unrealized                 Fair
December 31, 1994                         Cost              Gains                Losses                Value
                                  --------------------------------------------------------------------------
U.S. Treasury and other U.S.
  Government agencies             $  9,857,808                               $ 162,505          $  9,695,303
Corporate securities                 1,536,403                                  17,534             1,518,869
                                  --------------------------------------------------------------------------
Total debt securities               11,394,211                                 180,039            11,214,172
Equity securities                       73,962                                                        73,962
                                  --------------------------------------------------------------------------
TOTALS                            $ 11,468,173          $     -0-            $ 180,039          $ 11,288,134
                                  ==========================================================================



At December 31, 1995 investment securities with an amortized cost of $2,780,000 were pledged as collateral for public deposits and for other purposes.




                                        19
1995 Annual Report to Shareholders

The amortized cost and fair value of debt securities classified as held-to-maturity at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.



                                                         AMORTIZED                      FAIR
DECEMBER 31, 1995                                             COST                     VALUE
                                                      --------------------------------------
Due in one year or less                               $  2,233,368              $  2,245,089
Due after one year through five years                   16,652,418                16,974,263
Due after five years through ten years                   4,154,741                 4,318,407
Due after ten years                                        365,000                   382,234
                                                      --------------------------------------
                                                        23,405,527                23,919,993
Mortgage-backed securities                                  23,959                    24,030
                                                      --------------------------------------
TOTALS                                                $ 23,429,486                23,944,023
                                                      ======================================


                                                         Amortized                      Fair
December 31, 1994                                             Cost                     Value
                                                      --------------------------------------
Due in one year or less                               $ 14,709,049              $ 14,648,912
Due after one year through five years                   19,881,572                19,540,355
Due after five years through ten years                   4,762,086                 4,741,443
Due after ten years                                         65,000                    68,937
                                                      --------------------------------------
                                                        39,417,707                38,999,647
Mortgage-backed securities                                  42,773                    42,773
                                                      --------------------------------------
Totals                                                $ 39,460,480              $ 39,042,420
                                                      ======================================




The amortized cost and fair value of debt securities classified as available-for-sale at December 31, 1995 and 1994, by contractual maturity, are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or payment penalties.



                                                         AMORTIZED                      FAIR
DECEMBER 31, 1995                                             COST                     VALUE
                                                      --------------------------------------
Due in one year or less                               $ 10,072,585              $ 10,106,792
Due after one year through five years                   16,693,078                16,980,606
Due after five years through ten years                   1,192,236                 1,198,163
                                                      --------------------------------------
TOTALS                                                $ 27,957,899              $ 28,285,561
                                                      ======================================


                                                         Amortized                      Fair
December 31, 1994                                             Cost                     Value
                                                      --------------------------------------
Due in one year or less                               $  3,795,497              $  3,790,823
Due after one year through five years                    6,579,340                 6,413,037
Due after five years through ten years                   1,019,374                 1,010,312
                                                      --------------------------------------
TOTALS                                                $ 11,394,211              $ 11,214,172
                                                      ======================================




Gross realized gains on the sale of available-for-sale securities were $17,000 in 1995. There were no realized losses on these sales. Gains on the sale of securities as the result of early calls and the sale of Student Loan Marketing Association Stock totaled $205,000 in 1993. There were no sales of investments in debt securities in 1994.

Pursuant to the FASB Special Report, A Guide to Implementation of Statement 115, the entire portfolios of U.S. Treasury and other U.S. Government Agencies held to maturity were reclassified as securities available for sale on December 27, 1995. The amount of securities transferred had an amortized cost of $13,516,000, a fair value of $13,604,000, unrealized gains of $102,000 and unrealized losses of $14,000.


NOTE C - LOANS

A summary of the carrying amount of loans outstanding at December 31 follows:



                                                              1995                      1994
                                                      --------------------------------------
Commercial, financial and agricultural                $ 51,939,675              $ 49,513,858
Real estate mortgage                                    41,293,102                43,054,277
Installments                                            30,003,950                27,770,417
                                                      --------------------------------------
TOTALS                                                $123,236,727              $120,338,552
                                                      ======================================


Southern Michigan Bancorp, Inc. and Subsidiary

Certain directors and executive officers of the Company and the Bank, including their associates and companies in which they are principal owners, were loan customers of the Bank. Loans to these customers are made in the ordinary course of business at normal credit terms. including interest rates and, collateral, and generally do not involve more than normal risk of collectibility. The following is a summary of loans exceeding $60,000 in the, aggregate to these individuals and their associates.


Balance at January 1, 1995                                   $ 1,612,000
New Loans                                                      3,377,000
Repayments                                                    (3,115,000)
                                                             -----------
Balance at December 31, 1995                                 $ 1,874,000
                                                             ===========


The FASB has issued Statement 122, Accounting for Mortgage Servicing Rights. The Statement is effective for years beginning after December 15, 1995 and requires the Bank to recognize mortgage servicing rights on loans it purchases or originates with the intent to sell as an asset. It also requires that these capitalized mortgage servicing rights be evaluated for impairment based on the fair value of those rights.



NOTE D - ALLOWANCES FOR LOAN LOSSES
Changes in the allowance for loan losses for the years ended December 31 were as follows:

                                    1995           1994          1993
                                ----------------------------------------
Balance at January 1            $ 1,497,742    $ 1,364,452   $ 1,400,699
Provision for loan losses           222,000        180,000
Loans charged off                  (210,709)      (161,969)     (316,719)
Recoveries                          100,389        115,259       280,472
                                ----------------------------------------
Net charge-offs                    (110,320)       (46,710)      (36,247)
                                ----------------------------------------
Balance at December 31          $ 1,609,422    $ 1,497,742   $ 1,364,452
                                ========================================


Information regarding impaired loans for 1995 follows:
    Average investment in impaired loans                                                        $ 249,000
    Interest income recognized on impaired loans on a cash basis                                    4,900


Information regarding impaired loans at year end is as follows:
    Total impaired loans                                                                        $ 176,000
    Less loans for which no allowance for loan losses is allocated                                 17,000
                                                                                                ---------
    Impaired loans for which an allowance for loan losses is allocated                          $ 159,000
                                                                                                =========
    Portion of allowance allocated to these loans                                               $  90,000
                                                                                                =========

1995 Annual Report to Shareholders

NOTE E - PREMISES AND EQUIPMENT

Major classes of premises and equipment at December 31 follow:                  1995              1994
                                                                        ------------------------------
Land                                                                    $    499,100      $    499,100
Buildings and improvements                                                 5,035,783         4,366,076
Equipment                                                                  1,693,101         1,508,117
                                                                        ------------------------------
                                                                           7,227,984         6,373,293
Less accumulated depreciation                                              3,265,805         3,085,959
                                                                        ------------------------------
TOTALS                                                                  $  3,962,179      $  3,287,334
                                                                        ==============================


NOTE F - DEPOSITS


The carrying amount of domestic deposits at December 31 follows:                1995              1994
                                                                        ------------      ------------
Non-interest bearing checking                                           $ 24,571,152      $ 24,400,940
Interest bearing checking                                                 31,406,984        24,745,136
Passbook savings                                                          23,362,565        25,630,234
Money market accounts                                                     31,373,767        33,648,160
Time deposits                                                             58,284,421        50,252,908
Individual retirement accounts and other deposits                         16,525,226        15,394,016
                                                                        ------------      ------------
TOTALS                                                                  $185,524,115      $174,071,394
                                                                        ============      ============

The carrying amount of time deposits over $100,000 was $14,733,000 and $12,682,000 at December 31, 1995 and 1994, respectively. Interest expense on time deposits over $ 100,000 was $956,000, $567,000 and $575,000 at December
31, 1995, 1994 and 1993, respectively.

At December 31, 1995, scheduled maturities of time deposits were as follows:

        1996                                                            $ 42,269,719
        1997                                                              10,695,551
        1998                                                               3,404,203
        1999                                                               1,914,948
                                                                        ------------
                                                                        $ 58,284,421
                                                                        ============


The amount of deposits accepted from certain officers and directors was $1,498,000 and $1,414,000 at December 31, 1995 and 1994 respectively.


NOTE G - CAPITAL NOTE

The capital note is an obligation of the Bank and is subordinated to the claims of depositors and certain other creditors. The note bears interest at 11% and is due January 30, 1996. The note has no prepayment option.


Interest paid on the capital note, deposits and other borrowings was $6,327,000 in 1995, $4,915,000 in 1994 and $5,192,000 in 1993.


NOTE H - INCOME TAXES

The components of federal income taxes for the years ended December 31 were as follows:

                                                                           1995                1994                 1993
                                                                     ---------------------------------------------------
Currently payable                                                    $  953,000          $  728,000           $  550,000
Deferred credit                                                        (118,000)           (128,000)             (50,000)
                                                                     ---------------------------------------------------
                                                                     $  835,000          $  600,000           $  500,000
                                                                     ===================================================

A reconciliation of federal income taxes with amounts computed by applying the statutory federal income tax rate is as follows:


                                                                            1995                1994                1993
                                                                     ---------------------------------------------------
Statutory tax on pretax income, including tax on security
  gains ($6,000 in 1995 and $70,000 in 1993)                         $ 1,173,000         $  890,000           $  723,000
Effect of tax-exempt interest income                                    (231,000)          (201,000)            (205,000)
Effect of life insurance policy cash surrender value increase            (60,000)           (63,000)
Other Items-Net                                                          (47,000)           (26,000)             (18,000)
                                                                     ---------------------------------------------------
                                                                     $   835,000          $ 600,000           $  500,000
                                                                     ===================================================

                                Southern Michigan Bancorp, Inc. and Subsidiary

The components of deferred tax assets and liabilities are comprised of the following at December 31:


                                                                         1995                     1994
                                                                     ------------------------------------
Deferred tax assets:
Allowance for loan losses                                            $   319,000              $   281,000
Deferred compensation liability                                          365,000                  328,000
Pension liability                                                         86,000                   73,000
Net unrealized depreciation on available-for-sale securities                                       61,000
Other                                                                    126,000                   93,000
                                                                     ------------------------------------
                                                                         896,000                  836,000
Deferred tax liabilities:
Net unrealized appreciation on available-for-sale securities             117,000
Other                                                                     16,000                   14,000
                                                                     ------------------------------------
                                                                         133,000                   14,000
                                                                     ------------------------------------
Net deferred tax asset                                               $   763,000              $   822,000
                                                                     ====================================


The Company made income tax payments of $910,000 in 1995, $613,000 in 1994, and
$873,000 in 1993.   An allowance against the deferred tax asset was not
considered necessary at December 31, 1995, 1994, or 1993.


NOTE I - RETIREMENT PLANS

The Bank has a noncontributory defined benefit pension plan covering substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as the Bank may determine to be appropriate from time to time. Assets of the plan are held in trust by the Bank. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

The following table sets forth the plan's funded status and amounts recognized in the Company's balance sheets at December 31:



                                                                            1995                     1994
                                                                     ------------------------------------
Actuarial present value of benefit obligation:
 Accumulated benefit obligation, including vested benefits
  of $901,000 in 1995 and $803,000 in 1994.                          $   921,000              $   822,000
                                                                     ====================================

Projected benefit obligation for service rendered to date             (1,598,000)              (1,385,000)
Plan assets at fair value, primarily certificates of deposit
  and equity securities                                                1,296,000                1,000,000
                                                                     ------------------------------------
Projected benefit obligation in excess of plan assets                   (302,000)                (385,000)
Unrecognized net (gain) loss                                             (56,000)                  24,000
Unrecognized transition obligation                                        29,000                   34,000
Unrecognized prior service cost                                           85,000                   98,000
                                                                     ------------------------------------
Accrued pension cost included in other liabilities                   $  (244,000)             $  (229,000)
                                                                     ====================================


Net pension cost included the following components:


                                                   1995                    1994                      1993
                                             ------------------------------------------------------------
Service cost-benefits earned during
  the period                                 $  125,000              $   129,000              $   130,000
Interest cost on projected
  benefit obligation                             97,000                  101,000                  100,000
Actual return on plan assets                   (256,000)                 (58,000)                 (87,000)
Net amortization and deferral                   183,000                  (11,000)                  16,000
                                             ------------------------------------------------------------
Net periodic pension cost                    $  149,000              $   161,000              $   159,000
                                             ============================================================


The weighted-average discount rate and rate of increase in future compensation levels used in determining the actuarial present value of the projected benefit obligation were 7% for each of the periods and 5% in 1995, 4 1/2% in 1994, and 4% in 1993, respectively. The expected long term rate of return on plan assets was 8%.

Included in the plan's assets at December 31, 1995 and 1994, respectively, were $70,000 and $120,000 in certificates of deposit issued by the Bank.

1995 Annual Report to Shareholders

The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan sponsor. Costs charged to operations for contributions to the plan totaled $61,000 in 1995, $59,000 in 1994 and $57,000 in 1993.

As of December 31, 1995 and 1994, the ESOP held 75,667 and 68,096 shares of the Company's stock all of which is allocated to employees. The fair value of the shares held by the ESOP approximated $2,232,000 and $1,464,000 at December 31, 1995 and 1994, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not included in shareholders' equity as permanent equity.

As an incentive to retain key members of management and directors, the Bank has deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense was $195,000 in 1995, $221,000 in 1994 and $148,000 in 1993. The liability for vested benefits was $1,073,000 at December 31, 1995 and $966,000 at December 31, 1994. The Bank holds life insurance contracts on the plan's participants. The cash surrender value of these policies was $3,266,000 at December 31, 1995 and $2,452,000 at December 31, 1994 and is included in other assets in the accompanying consolidated financial statements.


NOTE J - COMMITMENTS

There are various commitments which arise in the normal course of business, such as commitments under commercial letters of credit, standby letters of credit and commitments to extend credit. Generally accepted accounting principles recognize these transactions as contingent liabilities and accordingly, they are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management's credit assessment of the customer.

At December 31, 1995, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $238,000 (1994 - $466,000).

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 1995 commitments under outstanding standby letters of credit were $244,000 (1994 - $310,000).

Loan commitments outstanding to extend credit at December 31 are detailed below:


                                    1995                     1994
                                  --------------------------------------
Fixed rate                        $   1,481,000            $   1,398,000
Variable rate                        17,298,000               11,650,000
                                  --------------------------------------
                                  $  18,779,000            $  13,048,000
                                  ======================================


The fixed rate commitments have stated interest rates ranging from 6.9% to 18.0%.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.


NOTE K - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

Banking laws and regulations restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. In 1996, the Bank is permitted to pay the Company approximately $5,700,000 in addition to 1996 net income as dividends without prior regulatory approval. Substantially all of the remaining net assets of the Bank are restricted from transfer to the Company under Federal Reserve regulations.

Southern Michigan Bancorp, Inc. and Subsidiary

NOTE L - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow:



Balance Sheets
                                                                                           December 31
                                                                                     1995                    1994
                                                                             ------------------------------------
ASSETS
Cash                                                                         $     25,040            $     61,039
Investment securities available-for-sale                                        1,082,001               1,297,890
Investment securities held-to-maturity                                            785,116
Investment in subsidiary                                                       17,702,618              15,843,070
Premises and equipment                                                          1,076,976               1,081,735
Other                                                                             393,633                 214,457
                                                                             ------------------------------------
TOTAL ASSETS                                                                 $ 21,065,384            $ 18,498,191
                                                                             ====================================


Liabilities and Shareholders' Equity
Dividends payable                                                            $    336,114            $    178,885
Common stock subject to repurchase obligation in ESOP                           2,232,177               1,464,064
Shareholders' equity                                                           18,497,093              16,855,242
                                                                             ------------------------------------
TOTAL LIABILITY AND SHAREHOLDERS' EQUITY                                     $ 21,065,384            $ 18,498,191
                                                                             ====================================



Statements of Income

                                                                            Year ended December 31
                                                             1995                    1994                    1993
                                                      -----------------------------------------------------------
Dividends from Bank                                   $   919,757             $   680,301             $   623,297
Interest income                                            93,930                  57,228                  32,494
Other income                                              104,172                  90,277                  89,140
Other expenses                                            (39,554)                (51,051)                (71,230)
                                                      -----------------------------------------------------------
                                                        1,078,305                 776,755                 673,701
Federal income tax expense                                (54,000)                (33,000)                (17,000)
                                                      -----------------------------------------------------------
                                                        1,024,305                 743,755                 656,701
Equity in undistributed net income of subsidiary        1,590,648               1,274,283                 933,374
                                                      -----------------------------------------------------------
NET INCOME                                            $ 2,614,953             $ 2,018,038             $ 1,590,075
                                                      ===========================================================

Statements of Cash Flows

                                                                            Year ended December 31
                                                             1995                    1994                    1993
                                                      -----------------------------------------------------------
OPERATING ACTIVITIES
Net income                                            $ 2,614,953             $ 2,018,038             $ 1,590,075
Adjustments to reconcile net income to net
  cash provided by operating activities:
    Equity in undistributed net income of
      subsidiary                                       (1,590,648)             (1,274,283)               (933,374)
    Amortization of investment security
      premiums and accretion of discounts                   3,984                 (19,637)
    Unrealized investment security loss                                            20,000                  30,000
    Provision for depreciation                             26,438                  22,486                  18,365
    Other                                                (125,178)                 18,721                  (4,178)
                                                      -----------------------------------------------------------


Net cash provided by operating activities                 929,549                 785,325                 700,888

1995 Annual Report to Shareholders

NOTE L - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY)
         FINANCIAL INFORMATION (CONTINUED)



Statements of Cash Flows (continued)


                                                                                         Year ended December 31
                                                                             1995               1994                1993
                                                                         -----------------------------------------------
INVESTING ACTIVITIES
Proceeds from maturities of investment securities available-for-sale     $ 2,442,659       $  4,213,546
Proceeds from maturities of investment securities held to maturity           513,439            866,008       $  446,529
Purchases of investment securities available-for-sale                     (2,223,763)        (5,175,314)
Purchases of investment securities held to maturity                       (1,298,555)                           (866,389)
Purchases of premises and equipment                                          (21,679)          (320,410)         (26,740)
                                                                         -----------------------------------------------
Net cash used in investing activities                                       (587,899)          (416,170)        (446,600)

FINANCING ACTIVITIES
Cash dividends                                                              (762,527)          (658,890)        (605,681)
Common stock issued                                                          384,878            344,807          358,319
Other                                                                                                             (5,425)
                                                                         -----------------------------------------------
Net cash used in financing activities                                       (377,649)          (314,083)        (252,787)
                                                                         -----------------------------------------------
INCREASE (DECREASE) IN CASH                                                  (35,999)            55,072            1,501
Cash at beginning of year                                                     61,039              5,967            4,466
                                                                         -----------------------------------------------
CASH AT END OF YEAR                                                      $    25,040       $     61,039       $    5,967
                                                                         ===============================================



NOTE M - CONTINGENT LIABILITIES


In October 1994, Plaintiffs American River Bank and others filed suit in the U.S. District Court for the Central District of California against Community Bankers Mutual Funds, Inc., a money market fund company (the "Fund"), Community Assets Management, Inc. ("CAM"), the investment advisor to the Fund, Prospect Hill Advisors, Inc. ("PHA"), the investment sub-advisor to the Fund, GSC Group, Inc. and Government Securities Corporation of Texas, broker-dealers that did various business with the Fund, CAM and PHA, certain directors and officers of the foregoing entities and certain banks with which the directors of CAM are affiliated. Jerry Towns, chief executive officer and a director of the Company and the Bank and a director of CAM was named as a defendant. Neither the Company nor the Bank were named in the suit.

The Fund is a money market fund organized in 1989 by CAM. CAM is owned by a number of community bank holding companies. The Company owns 4.33 percent of CAM's capital stock. In connection with the Company's investment in CAM, Jerry Towns became a director of CAM. The Company's Board of Directors has determined that because Mr. Towns was serving as a CAM director at the Company's request, the Company is obligated to indemnify him against any loss he may incur from this litigation and to advance the costs of his defense.


A proposed settlement agreement has been reached, requiring the Company to pay $64,000 to the Plaintiffs. This amount has been recorded in the 1995 consolidated financial statements.


The Michigan Department of Environmental Quality ("MDEQ") issued a letter dated November 7, 1995 acknowledging that the Bank is not a liable party with respect to groundwater contamination of the Residential Wells of the Village of Tekonsha, Calhoun County, Michigan (the "Site"). The MDEQ withdrew its previous notice that the Bank was considered a potentially responsible party required to remediate contamination of the Site.

Southern Michigan Bancorp, Inc. and Subsidiary

NOTE N - FAIR VALUE INFORMATION

FASB Statement 107, "Disclosures about Fair Value of Financial Instruments," requires disclosure of fair value information about financial instruments, whether or not recognized in the balance sheet, for which it is practicable to estimate that value. In cases where quoted market prices are not available, fair values are based on estimates using present value or other valuations techniques. Those techniques are significantly affected by the assumptions used, including the discount rate and estimates of future cash flows. Statement 107 excludes certain financial instruments and all nonfinancial instruments from its disclosure requirements. Accordingly, the aggregate fair value amounts presented do not represent the underlying value of the Company and represent point-in-time estimates of value that might not be particularly relevant in predicting the Company's future earnings or cash flows.

The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

     CASH AND CASH EQUIVALENTS: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets' fair values.

     INVESTMENT SECURITIES (INCLUDING MORTGAGE-BACKED SECURITIES): Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of restricted equity securities approximates amortized cost.

     LOANS: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The carrying amount of accrued interest approximates its fair value.

     OFF-BALANCE-SHEET INSTRUMENTS: Fair values for the Bank's letters of credit are based on fees currently charged to enter into similar agreements, taking into account the remaining terms of the agreements and the counterparties' credit standing. It is not practicable to estimate the fair value of lending commitments because of the wide variety of the instruments.

     DEPOSIT LIABILITIES: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount to the amount payable on demand at the reporting date (i.e., their carrying amounts). The carrying amounts for variable-rate money market accounts approximate their fair values at the reporting date. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits.

     CAPITAL NOTES: The fair value of the Bank's capital note is estimated using discounted cash flows analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

1995 Annual Report to Shareholders

The estimated fair values of the Company's financial instruments at December 31 are as follows:


                                                                 1995                                         1994
                                                  -----------------------------------         ----------------------------------
                                                         CARRYING               FAIR                 Carrying             Fair
Financial assets:                                          AMOUNT               VALUE                  Amount             Value
                                                  -----------------------------------         ----------------------------------
Cash and cash equivalents                         $    17,180,218     $    17,180,218         $    14,429,205     $   14,429,205
Investment securities available-for-sale               31,343,270          31,343,270              11,288,134         11,288,134
Investment securities held to maturity                 24,009,568          24,528,707              39,990,780         39,576,181
Loans                                                 123,236,727         122,884,129             120,338,552        119,265,993




Financial liabilities:
Deposits                                          $  (185,524,115)    $  (184,302,539)        $  (174,071,394)    $ (173,791,696)
Capital notes                                          (1,000,000)         (1,000,000)             (1,000,000)          (900,000)



Unrecognized financial instruments:
Commercial letters of credit                                          $        (5,000)                            $       (9,000)
Standby letters of credit                                                      (5,000)                                    (6,000)



Southern Michigan Bancorp, Inc. and Subsidiary

REPORT OF INDEPENDENT AUDITORS


                             [CROWE CHIZEK LOGO]


Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan


We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 1995 and 1994 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1995. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 1995 and 1994, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1995 in conformity with generally accepted accounting principles.

As discussed in Note A to the financial statements, the Company changed its method of accounting for impaired loans in 1995 and for investments and income taxes in 1993 to conform to new accounting guidance.


                                             /s/CROWE, CHIZEK AND COMPANY LLP
                                                Crowe, Chizek and Company LLP

Grand Rapids, Michigan
February 8, 1996

1995 Annual Report to Shareholders