Form 10-Q
period 1996-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 1996-05-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1996 Commission file number 2-78178

                       Southern Michigan Bancorp, Inc.
- -------------------------------------------------------------------------------
           (Exact name of registrant as specified in its charter)


          Michigan                                  38-2407501
- -------------------------------                ---------------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification Number)


51 West Pearl Street, Coldwater, Michigan                49036
- -----------------------------------------      ---------------------------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code--(517) 279-5500


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X      No
                                        -----       -----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 942,124 shares at April 30, 1996

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                               March 31    December 31
                                                                                  1996         1995
                                                                              -------------------------
                                                                                (Unaudited)     (A)
                                                                                   (In thousands)
  Cash and due from banks                                                       $ 10,674     $ 17,180
  Federal funds sold                                                                            4,500
  Investment securities available-for-sale                                        27,929       31,343
  Investment securities (fair value of
     $27,026,000 in 1996 and $24,529,000 in
     1995)                                                                        26,814       24,010
  Loans                                                                          130,648      123,237
  Less allowance for loan losses - Note B                                         (1,709)      (1,609)
                                                                                --------     --------
                                                                                 128,939      121,628
  Premises and equipment                                                           4,608        3,962
  Other assets                                                                     7,518        7,354
                                                                                --------     --------
                                       TOTAL ASSETS                             $206,482     $209,977
                                                                                ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
     Non-interest bearing                                                       $ 23,693     $ 24,571
     Interest bearing                                                            159,524      160,953
                                                                                --------     --------
                                                                                 183,217      185,524
  Accounts payable and other liabilities                                           2,162        2,724
  Capital notes                                                                                 1,000
                                                                                --------     --------
                                  TOTAL LIABILITIES                              185,379      189,248
  Common stock subject to repurchase obligation
     in ESOP                                                                       2,348        2,232

  Shareholders' equity:
     Common stock, $2.50 par value:
         Authorized--2,000,000 shares
         Outstanding--858,852 shares (1995--
            857,984 shares)                                                        2,147        2,145
     Capital surplus                                                               3,522        3,511
     Retained earnings                                                            13,046       12,630
     Net unrealized appreciation on
         available-for-sale securities, net of
         tax of $29,000 (1995--$117,000)                                              40          211
                                                                                --------     --------
                         TOTAL SHAREHOLDERS' EQUITY                               18,755       18,497
                                                                                --------     --------
         TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $206,482     $209,977
                                                                                ========     ========

(A) The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                   Three Months Ended
                                                        March 31
                                                    1996        1995
                                                 ---------------------
                                                     (In thousands)
Interest income:
  Loans, including fees                            $3,190      $2,809
  Investment securities:
     Taxable                                          703         559
     Tax exempt                                       191         178
  Other                                                19          30
                                                   ------      ------

           Total interest income                    4,103       3,576
Interest expense:
  Deposits                                          1,565       1,340
  Capital notes and other                              38          56
                                                   ------      ------

          Total interest expense                    1,603       1,396
                                                   ------      ------

             NET INTEREST INCOME                    2,500       2,180
  Provision for loan losses                           117          87
                                                   ------      ------

       NET INTEREST INCOME AFTER
       PROVISION FOR LOAN LOSSES                    2,383       2,093
Non-interest income:
  Service charges on deposit accounts                 179         188
  Trust department                                    136         131
  Security gains                                        5
  Other                                                 0          62
                                                   ------      ------

                                                      320         381
                                                   ------      ------

                                                    2,703       2,474
Non-interest expenses:
  Salaries and benefits                               893         778
  Occupancy                                           140         119
  Equipment                                           186         131
  Deposit insurance premium                             1          62
  Legal fees                                           30          32
  Other                                               617         483
                                                   ------      ------

                                                    1,867       1,605
                                                   ------      ------

INCOME BEFORE INCOME TAXES                            836         869
Federal income taxes                                  194         202
                                                   ------      ------

                                    NET INCOME     $  642      $  667
                                                   ======      ======

Net income per share                               $  .69      $  .73
                                                   ======      ======
Dividends declared per share                       $  .24      $  .20
                                                   ======      ======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                      Three Months Ended
                                                          March 31
                                                       1996       1995
                                                     --------------------
                                                       (In thousands)
OPERATING ACTIVITIES
  Net income                                        $   642     $   667
  Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                      117          87
         Unrealized loss on loans held for sale          65
         Provision for depreciation                      72          69
         Increase in other assets                       (76)       (550)
         Decrease in accounts payable and
            other liabilities                          (452)        (76)
                                                    -------     -------

       Net cash provided by operating activities        368         197

INVESTING ACTIVITIES
  Proceeds from maturities of investment
     securities                                       8,514      10,431
  Purchases of investment securities                 (8,163)     (6,326)
  (Increase) decrease in federal funds sold           4,500      (1,100)
  Net increase in loans                              (7,493)     (2,496)
  Purchases of premises and equipment                  (718)        (39)
                                                    -------     -------

                  Net cash provided by (used in)
                            investing activities     (3,360)        470

FINANCING ACTIVITIES
  Net decrease in deposits                           (2,307)     (2,820)
  Payment of matured capital note                    (1,000)
  Common stock issued                                   129          74
  Cash dividends paid                                  (336)       (179)
                                                    -------     -------

           Net cash used in financing activities     (3,514)     (2,925)
                                                    -------     -------


Decrease in cash and cash equivalents                (6,506)     (2,258)
Cash and cash equivalents at beginning of period     17,180      14,429
                                                    -------     -------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD    $10,674     $12,171
                                                    =======     =======



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 1996


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1995.

Effective January 1, 1996, the Company adopted Financial Accounting Standards Board Statement 122, Accounting for Mortgage Servicing Rights. The Statement requires that the Company recognize mortgage servicing rights on loans it purchases or originates with the intent to sell as an asset. Capitalized mortgage servicing rights are included in other assets and are not material at March 31, 1996.

NOTE B -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the quarter ended March 31 were as follows:


                                      1995             1994
                                      ----             ----
  Balance at January 1            $1,609,422        $1,497,742
  Provision for loan losses          117,000            87,000
  Loans charged-off                  (45,126)          (31,016)
  Recoveries                          28,141            31,906
                                  ----------        ----------
  Net (charge-offs) recoveries       (16,985)              890
                                  ----------        ----------
  Balance at March 31             $1,709,437        $1,585,632
                                  ==========        ==========

Information regarding impaired loans for the first quarter of 1996 follows:

  Average investment in impaired loans              $  230,000
  Interest income recognized on impaired loans
     on a cash basis                                     2,000

Information regarding impaired loans at March 31, 1996 is as follows:

  Total impaired loans                                   $ 228,000
  Less loans for which no allowance for loan
     losses is allocated                                    16,000
                                                         ---------
  Impaired loans for which an allowance for loan
     losses is allocated                                 $ 212,000
                                                         ---------
  Portion of allowance allocated to these loans          $  87,000
                                                         =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have decreased by 1.2% during the first quarter of 1996. The decline occurred in all deposit categories and follows the Company's historical decline in deposits during the first quarter of the year.

Loans have increased 6.0% during the first quarter of 1996. Loan growth occurred in commercial loans as result of increased loan demand. Also contributing to the increase in loans is approximately $2,600,000 in real estate mortgage loans recorded in the first quarter and held for sale. These loans are carried at the lower of cost or market.

Investment securities decreased by 1.1% during the first quarter of 1996. This decrease is the result of the decline in deposits combined with the increase in loans. The Company sold 191 shares of common stock from its available-for-sale portfolio at a gain of $5,000 during the first quarter of 1996.

Premises and equipment increased by 16.3% during the first quarter of 1996. This increase is due to renovation costs and equipment purchases related to the Bank's consumer loan center which opened in February 1996. The Company had no material commitments for capital expenditures at March 31, 1996.

The Company paid off the $1,000,000 capital note at its maturity date of January 30, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table summarizes the Company's capital ratios as of March 31, 1996:

     Tier 1 risk-based capital ratio          13.94%
     Total risk-based capital ratio           15.10%
     Leverage ratio                            9.89%

The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $320,000 for the three month period ended March 31, 1996 compared to the same period in 1995. This increase is due to an improvement in net interest margin which occurred because of a decrease in deposit rates, while loans rates remained fairly steady, and the payoff of the capital note.

Provision for Loan Losses

The provision for loan losses is based on an analysis of outstanding loans. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of specific loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience. The provision for loan losses increased $30,000 during the first quarter of 1996 compared to the same period in 1995. This increase occurred in order to provide for loan growth. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of March 31, 1996.

Non-Interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, decreased by $61,000 during the first quarter of 1996 compared to the same period in 1995. This decrease was primarily due to unrealized losses on real estate mortgage loans held for sale.

Non-Interest Expenses

Non-interest expenses increased by $262,000 for the three month period ended March 31, 1996. This increase is primarily due to an increase in salaries as the result of an increase in the number of employees and increases in occupancy costs, equipment costs and marketing expenditures associated with the opening of the Bank's new loan center. These increases are partially offset by a $61,000 decrease in FDIC insurance premiums.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

None

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  None

b.  There were no reports on Form 8-K filed in the first quarter of 1996.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Southern Michigan Bancorp, Inc.
                                       -------------------------------
                                                (Registrant)

MAY 13, 1996                           /s/ JERRY L. TOWNS
- --------------------                   -------------------------------
Date                                   Jerry L. Towns, President and
                                         Chief Executive Officer

MAY 13, 1996                           /s/ JAMES T. GROHALSKI
- --------------------                   -------------------------------
Date                                   James T. Grohalski, Executive
                                         Vice-President (Principal
                                         Financial and Accounting
                                         Officer)

                                Exhibit Index
                                -------------

Exhibit No.                   Description
- -----------                   -----------
     27                       Financial Data Schedule
