Form 10-Q
period 1996-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 1996-08-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended June 30, 1996 Commission file number 2-78178
                      -------------                        -------

                       Southern Michigan Bancorp, Inc.
           ------------------------------------------------------
           (Exact name of registrant as specified in its charter)


        Michigan                                     38-2407501
- -------------------------------                ---------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification Number)


51 West Pearl Street, Coldwater, Michigan              49036
- -----------------------------------------      ---------------------
(Address of principal executive offices)             (Zip Code)


Registrant's telephone number, including area code--(517) 279-5500
                                                    ---------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  X   No
                                        ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 945,328 shares at July 31, 1996
- ---------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                      June 30      December 31
                                                        1996          1995
                                                    ----------     -----------
                                                           (Unaudited) (A)
                                                           (In thousands)
ASSETS
  Cash and due from banks                             $  8,638      $  17,180
  Federal funds sold                                                    4,500
  Investment securities available-for-sale              25,582         31,343
  Investment securities (market value of
    $25,527,000 in 1996 and $24,529,000 in
    1995)                                               25,516         24,010
  Loans                                                137,417        123,237
  Less allowance for loan losses                        (1,858)        (1,609)
                                                      --------       --------
                                                       135,559        121,628
Premises and equipment                                   4,699          3,962
Other assets                                             7,821          7,354
                                                      ---------      --------

                             TOTAL ASSETS             $207,815       $209,977
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                              $ 24,392       $ 24,571
    Interest bearing                                   159,340        160,953
                                                      --------        -------
                                                       183,732        185,524
  Accounts payable and other liabilities                 2,416          2,724
  Capital notes                                                         1,000
                                                      --------       --------
                        TOTAL LIABILITIES              186,148        189,248
  Common stock subject to repurchase obligation
    in ESOP                                              2,317          2,232

  Shareholders' equity:
    Common stock, $2.50 par value:
       Authorized--2,000,000 shares
       Outstanding--863,828 shares (1995--
         857,984 shares)                                 2,159          2,145
  Capital surplus                                        3,677          3,511
  Retained earnings                                     13,566         12,630
  Net unrealized appreciation (depreciation)
       on available-for-sale securities, net of
       tax of $16,000 (1995--$117,000)                     (52)           211
                                                      --------       --------
                     TOTAL SHAREHOLDERS' EQUITY         19,350         18,497
                                                      --------       --------
  TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY          $207,815       $209,977
                                                      ========       ========

(A) The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                   Three Months Ended     Six Months Ended
                                                          June 30             June 30
                                                      1996       1995       1996     1995
                                                 -------------------------------------------
                                                 (In thousands, except per share amounts)
Interest income:
  Loans, including fees                            $  3,371   $  3,030     $ 6,561   $ 5,839
  Investment securities:
    Taxable                                             632        671       1,335     1,230
    Tax exempt                                          194        193         385       371
  Other                                                  13         42          32        72
                                                   --------   --------     -------   -------
        Total interest income                         4,210      3,936       8,313     7,512
Interest expense:
  Deposits                                            1,576      1,581       3,141     2,921
  Capital notes and other                                30         55          68       111
                                                   --------   --------     -------   -------
        Total interest expense                        1,606      1,636       3,209     3,032
                                                   --------   --------     -------   -------
             NET INTEREST INCOME                      2,604      2,300       5,104     4,480
  Provision for loan losses                             117         45         234       132
                                                   --------   --------     -------   -------
    NET INTEREST INCOME AFTER
    PROVISION FOR LOAN LOSSES                         2,487      2,255       4,870     4,348
Non-interest income:
  Service charges on deposit
    accounts                                            182        174         361       362
  Trust department                                      140        107         276       238
  Security gains                                                                 5
  Other                                                  56        122          56       184
                                                   --------   --------     -------   -------
                                                        378        403         698       784
                                                   --------   --------     -------   -------
                                                      2,865      2,658       5,568     5,132
Non-interest expenses:
  Salaries and benefits                                 983        892       1,876     1,670
  Occupancy                                             134        122         274       241
  Equipment                                             163        124         349       255
  Deposit insurance premium                               1         93           2       186
  Legal fees                                             23         38          53        70
  Other                                                 575        537       1,192       989
                                                   --------   --------     -------   -------
                                                      1,879      1,806       3,746     3,411
                                                   --------   --------     -------   -------
INCOME BEFORE INCOME TAXES                              986        852       1,822     1,721
Federal income taxes                                    241        190         435       392
                                                   --------   --------     -------   -------
                NET INCOME                         $    745   $    662     $ 1,387   $ 1,329
                                                   ========   ========     =======   =======

Net income per share                               $    .79   $    .71     $  1.48   $  1.44
                                                   ========   ========     =======   =======
Dividends declared per share                       $    .24   $    .21     $   .48   $   .41
                                                   ========   ========     =======   =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                                                            Six Months Ended
                                                                                                June 30
                                                                                          1996            1995
                                                                                       --------------------------
                                                                                             (In thousands)
OPERATING ACTIVITIES
  Net income                                                                           $  1,387        $ 1,329
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                                             234            132
      Unrealized loss on loans held for sale                                                 87
      Provision for depreciation                                                            160            150
      Increase in other assets                                                             (334)          (558)
      Increase (decrease) in accounts payable
        and other liabilities                                                              (198)           (48)
                                                                                        -------        -------
       Net cash provided by operating activities                                          1,336          1,005

INVESTING ACTIVITIES
  Proceeds from maturities of investment
      securities                                                                         14,646         25,341
  Purchases of investment securities                                                    (10,787)       (23,001)
  (Increase) decrease in federal funds sold                                               4,500           (500)
  Net increase in loans                                                                 (14,252)        (5,288)
  Purchases of premises and equipment                                                      (897)          (110)
                                                                                        -------        -------
           Net cash used in investing activities                                         (6,790)        (3,558)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                                    (1,792)         2,116
  Payment of capital note                                                                (1,000)
  Common stock issued                                                                       265            225
  Cash dividends                                                                           (561)          (363)
                                                                                        -------        -------
                  Net cash provided by (used in)
                            financing activities                                         (3,088)         1,978
                                                                                        -------        -------
           Decrease in cash and cash equivalents                                         (8,542)          (575)
Cash and cash equivalents at beginning of period                                         17,180         14,429
                                                                                        -------        -------

      CASH AND CASH EQUIVALENTS AT END OF PERIOD                                        $ 8,638        $13,854
                                                                                        =======        =======





See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 1996


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

NOTE B -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the six months ended June 30 were as follows:

                                                          1996            1995
                                                          ----            ----
       Balance at January 1                             $1,609,422      $1,497,742
       Provision for loan losses                           234,000         132,000
       Loans charged-off                                   (59,026)        (41,418)
       Recoveries                                           73,964          52,038
                                                        ----------      ----------
       Net recoveries                                       14,938          10,620
                                                        ----------      ----------
       Balance at June 30                               $1,858,360      $1,640,362
                                                        ==========      ==========

Information regarding impaired loans for the first six months of 1996 follows:

       Average investment in impaired loans                             $ 170,000
       Interest income recognized on impaired loans
       on a cash basis                                                      5,000

Information regarding impaired loans at June 30, 1996 is as follows:
       Total impaired loans                                             $ 174,000
       Less loans for which no allowance for loan
       losses is allocated                                                 15,000
                                                                        ---------
       Impaired loans for which an allowance for loan
       losses is allocated                                              $ 159,000
                                                                        =========
       Portion of allowance allocated to these loans                    $  45,000
                                                                        =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have remained fairly steady during the first six months of 1996.

Loans have increased 11.5% during the first six months of 1996. The loan growth occurred primarily in commercial loans and is the result of seasonal commercial borrowings and increased loan demand. Also contributing to the increase in loans is approximately $2,600,000 in real estate mortgage loans recorded in the first quarter of the year and held for sale. $1,200,000 of these loans were transferred to the Bank's loan portfolio to hold until maturity during the second quarter. The remaining $1,400,000 in loans are held for sale at June 30, 1996 and are carried at the lower of cost or market. These loans were sold in July 1996 and a $27,000 loss was recognized at the time of sale.

Investment securities decreased by 7.7% during the first six months of 1996. This decrease is the result of the increase in loan volume. The Company sold 191 shares of common stock from its available for sale portfolio at a gain of $5,000 during the first quarter of 1996.

Premises and equipment increased by 18.6% during the first six months of 1996. This increase is due to renovation costs and equipment purchases related to the Bank's consumer loan center which opened in February 1996. The Company had no material commitments for capital expenditures at June 30, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table summarizes the Company's capital ratios as of June 30, 1996:

     Tier 1 risk-based capital ratio          13.84%
     Total risk-based capital ratio           15.06%
     Leverage ratio                           10.16%

The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $304,000 and $624,000 for the three and six month periods ended June 30, 1996 compared to the same period in 1995. This increase is due to an improvement in net interest margin as a result of the movement of funds from the securities portfolio to the loan portfolio.

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

The provision for loan losses increased by $102,000 for the six month period ended June 30, 1996 compared to the same period in 1995. This increase occurred in order to account for the risk associated with the increase in outstanding loans. Because of the Company's net recovery position, the provision for loan losses was lowered to $33,000 for the third quarter of 1996. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of June 30, 1996.

Non-Interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, decreased by $25,000 and $86,000 during the three and six month periods ended June 30, 1996 compared to the same periods in 1995. This decrease is primarily due to unrealized losses on real estate mortgage loans held for sale.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Non-Interest Expense

Non-interest expense increased by $73,000 and $335,000 for the three and six month periods ended June 30, 1996 compared to the same period in 1995. This increase is primarily due to an increase in personnel costs as the result of an increase in the number of employees, increased marketing expenditures and increased occupancy and equipment costs associated with the opening of the Bank's new loan center. These increases are partially offset by a decrease in FDIC insurance premiums.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held at Southern Michigan Bank & Trust on April 22, 1996. At the meeting the following individuals were elected to serve as directors until the next annual shareholders meeting: James Briskey; William E. Galliers; James T. Grohalski; Nolan E. Hooker; Gregory J. Hull; Thomas E. Kolassa; James J. Morrison; Harvey
B. Randall; Jane L. Randall; Freeman E. Riddle; and Jerry L. Towns.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:

    EXHIBIT 27                        Financial Data Schedule

b.  There were no reports on Form 8-K filed in the second quarter of 1996.

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

August 9, 1996                          /s/ Jerry L. Towns
- --------------------                   -------------------------------
Date                                   Jerry L. Towns, President and
                                         Chief Executive Officer

August 9, 1996                          /s/ James T. Grohalski
- --------------------                   -------------------------------
Date                                   James T. Grohalski, Executive
                                         Vice-President (Principal
                                         Financial and Accounting Officer)

                                EXHIBIT INDEX



                                                          SEQUENTIALLY
EXHIBIT                                                     NUMBERED
NUMBER                 DESCRIPTION                            PAGE
- -------                -----------                        ------------
27                     Financial Data Schedule
