Form 10-Q
period 1996-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 1996-11-08
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



    For the quarter ended September 30, 1996 Commission file number 2-78178
                          ------------------                        -------

                        Southern Michigan Bancorp, Inc.
   -------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)


                    Michigan                              38-2407501
        -------------------------------                -----------------
        (State or other jurisdiction of                (I.R.S. Employer
         incorporation or organization)                 Identification Number)


         51 West Pearl Street, Coldwater, Michigan             49036
         -----------------------------------------     -----------------
       (Address of principal executive offices)              (Zip Code)


            Registrant's telephone number, including area code--(517) 279-5500
                                                                --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes  X  No
                                          ---    ---

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 950,347 shares at October 31, 1996
------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                  September 30  December 31
                                                     1996         1995
                                                  -------------------------
                                                        (Unaudited) (A)
                                                         (In thousands)
ASSETS
  Cash and due from banks                             $ 13,866       $ 17,180
  Federal funds sold                                                    4,500
  Investment securities available-for-sale              21,579         31,343
  Investment securities (market value of
    $25,719,000 in 1996 and $24,529,000 in
    1995)                                               25,511         24,010
  Loans                                                143,527        123,237
  Less allowance for loan losses                        (1,862)        (1,609)
                                                      --------       --------
                                                       141,665        121,628
  Premises and equipment                                 4,858          3,962
  Other assets                                           7,710          7,354
                                                      --------       --------
                                 TOTAL ASSETS         $215,189       $209,977
                                                      ========       ========
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                              $ 24,978       $ 24,571
    Interest bearing                                   159,979        160,953
                                                      --------       --------
                                                       184,957        185,524
  Federal funds purchased                                5,700
  Accounts payable and other liabilities                 2,069          2,724
  Capital notes                                                         1,000
                                                      --------       --------
                            TOTAL LIABILITIES          192,726        189,248

  Common stock subject to repurchase obligation
    in ESOP                                              2,319          2,232

  Shareholders' equity:
    Common stock, $2.50 par value:
      Authorized--2,000,000 shares
      Outstanding--945,328 shares (1995--
        933,651 shares)                                  2,168          2,145
    Capital surplus                                      3,779          3,511
    Retained earnings                                   14,221         12,630
    Net unrealized appreciation (depreciation)
      on available-for-sale securities, net of
      tax of $12,000 (1995--$117,000)                      (24)           211
                                                      --------       --------
               TOTAL SHAREHOLDERS' EQUITY               20,144         18,497
                                                      --------       --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY            $215,189       $209,977
                                                      ========       ========

(A) The balance sheet at December 31, 1995 has been derived from the audited consolidated financial statements at that date.

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                               Three Months Ended     Nine Months Ended
                                                  September 30            September 30
                                                1996       1995       1996        1995
                                               ---------------------------------------
                                                (In thousands, except per share amounts)
Interest income:
  Loans, including fees                         $3,485    $3,060        $10,046    $ 8,899
  Investment securities:
    Taxable                                        564       687          1,899      1,917
    Tax exempt                                     196       192            581        563
  Other                                             20        29             52        101
                                                ------    ------        -------    -------
         Total interest income                   4,265     3,968         12,578     11,480
Interest expense:
  Deposits                                       1,624     1,619          4,765      4,540
  Capital notes and other                           34        67            102        178
                                                ------    ------        -------    -------
        Total interest expense                   1,658     1,686          4,867      4,718
                                                ------    ------        -------    -------
           NET INTEREST INCOME                   2,607     2,282          7,711      6,762
  Provision for loan losses                         33        45            267        177
                                                ------    ------        -------    -------
     NET INTEREST INCOME AFTER
     PROVISION FOR LOAN LOSSES                   2,574     2,237          7,444      6,585
Non-interest income:
  Service charges on deposit
    accounts                                       175       182            536        544
  Trust department                                 138       117            414        355
  Security gains                                     5                       10
  Other                                             80        56            136        240
                                                ------    ------        -------    -------
                                                   398       355          1,096      1,139
                                                ------    ------        -------    -------
                                                 2,972     2,592          8,540      7,724
Non-interest expenses:
  Salaries and benefits                            950       941          2,826      2,611
  Occupancy                                        156       136            430        377
  Equipment                                        165       128            514        383
  Deposit insurance premium                          0       (10)             2        176
  Legal fees                                        13        36             66        106
  Other                                            524       511          1,716      1,500
                                                ------    ------        -------    -------
                                                 1,808     1,742          5,554      5,153
                                                ------    ------        -------    -------
INCOME BEFORE INCOME TAXES                       1,164       850          2,986      2,571
Federal income taxes                               282       188            717        580
                                                ------    ------        -------    -------
                    NET INCOME                  $  882    $  662        $ 2,269    $ 1,991
                                                ======    ======        =======    =======
Net income per share                            $  .93    $  .82        $  2.41    $  2.26
                                                ======    ======        =======    =======
Dividends declared per share                    $  .24    $  .22        $   .72    $   .63
                                                ======    ======        =======    =======

           See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                           Nine Months Ended
                                                             September 30
                                                            1996       1995
                                                           ------------------
                                                             (In thousands)
OPERATING ACTIVITIES
  Net income                                               $  2,269    $  1,991
  Adjustments to reconcile net income to net
    cash provided by operating activities:
      Provision for loan losses                                 267         177
      Unrealized loss on loans held for sale                     62
      Provision for depreciation                                266         226
      Increase in other assets                                 (227)       (957)
      Increase (decrease) in account payable
        and other liabilities                                  (546)        110
                                                             ------      ------
       Net cash provided by operating activities              2,091       1,547
INVESTING ACTIVITIES
  Proceeds from maturities of investment
    securities                                               20,198      28,671
  Purchases of investment securities                        (12,299)    (28,841)
  Decrease in federal funds sold                              4,500       1,500
  Net increase in loans                                     (20,366)     (3,938)
  Purchases of premises and equipment                        (1,162)       (218)
                                                             ------      ------
          Net cash used in investing activities              (9,129)     (2,826)

FINANCING ACTIVITIES
  Net decrease in deposits                                     (567)       (375)
  Increase in federal funds purchased                         5,700
  Payment of capital note                                    (1,000)
  Common stock issued                                           378         298
  Cash dividends                                               (787)       (558)
                                                             ------      ------
                  Net cash provided by (used in)
                            financing activities              3,724        (635)
                                                             ------      ------
Decrease in cash and cash equivalents                        (3,314)     (1,914)
Cash and cash equivalents at beginning of period             17,180      14,429
                                                             ------      ------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD            $ 13,866    $ 12,515
                                                             ======      ======





           See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 1996


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

NOTE B -- ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the nine months ended September 30 were as follows:

                                     1996            1995
                                     ----            ----
  Balance at January 1            $1,609,422      $1,497,742
  Provision for loan losses          267,000         177,000
  Loans charged-off                 (101,935)        (92,736)
  Recoveries                          87,546          71,825
                                  ----------      ----------
  Net charge-offs                    (14,389)        (20,911)
                                  ----------      ----------
  Balance at September 30         $1,862,033      $1,653,831
                                  ----------      ----------

Information regarding impaired loans for the first nine months of 1996 follows:
  Average investment in impaired loans            $ 219,000
  Interest income recognized on impaired loans
    on a cash basis                                   8,000
Information regarding impaired loans at September 30, 1996 is as follows:
  Total impaired loans                            $ 213,000
  Less loans for which no allowance for loan
    losses is allocated                              13,000
                                                  ---------
  Impaired loans for which an allowance for loan
  losses is allocated                             $ 200,000
                                                  =========
  Portion of allowance allocated to these loans   $  34,000
                                                  =========

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have remained fairly steady during the first nine months of 1996. The Company has entered into an agreement with First of America Bank - Michigan, N.A. to purchase two branches. This purchase will be completed in the fourth quarter of 1996 and will increase the Company's deposits by approximately $22,000,000.

Loans have increased 16.5% during the first nine months of 1996. The loan growth occurred in all loan categories and is the result of seasonal commercial borrowings and increased loan demand. The Company was required to purchase federal funds in order to meet its increased loan demand. Historically, the Company has experienced a decline in loans during the fourth quarter as seasonal borrowings are reduced.

During the second quarter of 1996, $1,200,000 in real estate mortgage loans previously classified as held for sale were transferred to the Bank's loan portfolio to hold until maturity. At the time of the transfer, the loans had an unrealized loss of $62,000. This loss is being amortized until the maturity dates of the loans. There were no loans held for sale at September 30, 1996.

Investment securities decreased by 14.9% during the first nine months of 1996. This decrease is the result of the increase in loan volume. The Company sold two available-for-sale securities and recognized gains of $10,000 during the first nine months of 1996.

Premises and equipment increased by 22.6% during the first nine months of 1996. This increase is due to renovation costs and equipment purchases related to two new consumer loan centers opened in February 1996 and September 1996. The Company had no material commitments for capital expenditures at September 30, 1996.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The following table summarizes the Company's capital ratios as of September 30, 1996:

        Tier 1 risk-based capital ratio          13.77%
        Total risk-based capital ratio           14.94%
        Leverage ratio                           10.35%

The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $325,000 and $949,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. This increase is due to the reinvestment of funds received from maturing investment securities into the higher yielding loan portfolio along with the stability of the Company's cost of funds.

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

The provision for loan losses increased by $90,000 for the nine month period ended September 30, 1996 compared to the same period in 1995. This increase occurred in order to account for the risk associated with the increase in outstanding loans. Because 1996 net charge-offs are lower than 1995 net charge-offs, management's analysis of the required allowance for loan losses indicates that the Company has adequate reserves and no significant losses are anticipated prior to year end, no provision for loan losses will be recorded in the fourth quarter of 1996. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of September 30, 1996.

Non-Interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $43,000 during the three month period ended September 30, 1996 compared to the same period in 1995. This increase is due to additional trust income, as a result of increased trust assets, and increased rental income.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Non-interest income decreased by $43,000 for the nine month period ended September 30, 1996 compared to the same period in 1995. This decrease is primarily due to unrecognized losses on real estate mortgage loans previously held for sale, partially offset by life insurance proceeds received in 1995.

Non-Interest Expense

Non-interest expense increased by $66,000 and $401,000 for the three and nine month periods ended September 30, 1996 compared to the same periods in 1995. This increase is primarily due to an increase in personnel costs as the result of an increase in the number of employees, increased marketing and advertising expenditures and increased occupancy and equipment costs associated with the opening of the Bank's two new loan centers. These increases are partially offset by a decrease in FDIC insurance premiums and legal fees.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits: None

b.  There were no reports on Form 8-K filed in the third quarter of 1996.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                Southern Michigan Bancorp, Inc.
                                                -------------------------------
                                                            (Registrant)

11-8-96                                         /s/ Jerry L. Towns
--------------------                            -------------------------------
Date                                            Jerry L. Towns, President and
                                                  Chief Executive Officer

11-8-96                                         /s/ James T. Grohalski
--------------------                            -------------------------------
Date                                            James T. Grohalski, Executive
                                                  Vice-President (Principal
                                                Financial and Accounting
                                                Officer)

                              SOUTHERN MICHIGAN

                                EXHIBIT INDEX

Exhibit No.      Description                      Page No.
-----------      -----------                      --------
    27           Financial Data Schedule             10