Form 10-K405
period 1996-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 1997-03-31
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   FORM 10-K

                 ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

For fiscal year ended December 31,1996              Commission File No. 2-78178

                          SOUTHERN MICHIGAN BANCORP, INC.
             ----------------------------------------------------
            (Exact name of registrant as specified in its charter)


          Michigan                                            38-2407501
(State or other jurisdiction of                             (I.R.S. Employer
incorporation or organization)                             Identification No.)



51 West Pearl Street, Coldwater. Michigan                       49036
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
                                              ---   ---
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
                ---
The aggregate market value of the Registrant's common stock, par value $2.50 per share (based on the average of the bid and asked prices) held by non-affiliates of the registrant as of March 1, 1997 was $42,640,000.

The number of shares outstanding of the Registrant's common stock as of March 1, 1997 was 952,854 shares (including common stock subject to repurchase obligation).

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1996, are incorporated by reference into Parts II, III, and IV hereof.

                                     PART I

ITEM 1.BUSINESS

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

The Bank is a Michigan banking corporation and a successor, by conversion of charter effective December 15, 1992, to Southern Michigan National Bank. The Bank operates twelve (12) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan.

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

Prior to September 29, 1995, the BHCA also prohibited a bank holding company from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries are primarily conducted unless the acquisition is specifically authorized by statute of the state of the bank whose shares are to be acquired. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the restriction on interstate bank acquisitions was repealed effective September 29, 1995. The Federal Reserve Board is now generally authorized to approve bank acquisitions by out-of-state bank holding companies whether or not such acquisition is prohibited by state law.

The Riegle-Neal Act permits States to require that a target bank have been in operation for a minimum period, up to five years, and to impose nondiscriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the State which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host State on applications subsequent to the applicant's initial entry to the host State), and adds new statutory conditions to Federal Reserve Board approval, i.e., the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed."

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

The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a nondiscriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The State of Michigan has adopted currently effective legislation opting into the Riegle-Neal Act's interstate branching provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-state banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a nondiscriminatory deposit cap, and nondiscriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHCA applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-state national bank will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other nontax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of-state bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.

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

DIVIDEND RESTRICTIONS

The Company's principal source of income is the Bank's payment of dividends on the stock of the Bank owned by the Company. Michigan law restricts the Bank's ability to pay these dividends. Under the Michigan Banking Code, no dividend may be declared by a Michigan state-chartered bank in an amount greater than net profits then on hand after deducting losses and bad debts. In addition, if the surplus of the Bank is less than the amount of its capital stock, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net profits of the Bank for the preceding half year in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive half year periods in the case of annual dividends. The term "net profits" means the remainder of all eamings from current operations plus actual recoveries on loans, investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. As of December 31, 1996, the amount of dividends the Bank could pay to the Company without prior regulatory approval was $3,306,000 in addition to 1997 net income.

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

Under the risk-based assessment system and effective January 1, 1997, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on other relevant supervisory information. For 1996, a $2,000 minimum deposit insurance assessment was imposed on the most highly rated banks. Also in 1996, pursuant to the Deposit Insurance Funds Act, enacted by Congress in September, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry. Any future significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Company.

CAPITAL REQUIREMENTS

The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier I capital equal to
4.0 percent of risk-weighted assets. Tier I capital includes common shareholder's equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries, less goodwill. At December 31, 1996, the Company's total capital to risk-weighted assets was
12.9 percent, which is above the regulatory minimum requirements.

As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier I capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The Company's Tier I capital to total assets ratio at December 31, 1996 was 11.9 percent.

The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements for bank holding companies which apply to the Company. At December 31, 1996, the Bank met all applicable capital requirements. Under FDICIA, the Federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

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

EMPLOYEES

As of December 31, 1996, 148 persons were employed by the Bank; 126 were full time employees and 22 were part time employees.

Selected Statistical Information

The following tables describe certain aspects of the Company's business in statistical form.

DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                Year Ended December 31 (Dollars in thousands)
                                              -------------------------------------------------------------------------------------
                                                          1996                         1995                          1994
                                              --------------------------  ---------------------------  ----------------------------
                                               Average            Yield/  Average              Yield/   Average              Yield/
                                               Balance  Interest   Rate   Balance    Interest   Rate    Balance    Interest   Rate
                                              --------------------------  ---------------------------  ----------------------------
ASSETS
Interest earning assets:
  Loans (A) (B) (C)                           $137,273. $13,739.  10.0%  $123,684.   $ 11,982.   9.7%  $119,637.  $ 10,176.   8.5%
  Taxable investment securities (D)             36,372.   2,442.   6.7     37,326.      2,634.   7.1     34,358.     1,869.   5.4
  Tax-exempt investment securities (A)          14,732.   1,145.   7.8     12,986.      1,121.   8.6     11,057.       947.   8.6
  Federal funds sold                             1,309.      69.   5.3      2,333.        135.   5.8        625.        28.   4.5
                                              --------  -------          --------    --------          --------   --------
     Total interest earning assets             189,686.  17,395.   9.2    176,329.     15,872.   9.0    165,677.    13,020.   7.9

Non-interest earnings assets:                                              14,358.                        9,173.
  Cash and due from banks                       10,572.                    10,120.                        8,915.
  Other assets                                  12,106.                    (1.606.)                      (1,425.)
  Less allowance for loan losses                (1.784.)
                                              --------                   --------                      --------
        Total assets                          $210,580.                  $199,201.                     $182,340.
                                              ========                   ========                      ========


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                             $ 62,657.  $1,956.   3.1   $ 57,349    $  1,834.   3.2   $ 53,180.     1,402.   2.6
  Savings deposits                              37,971.   1,293.   3.4   $ 37,681.      1,243.   3.3     36,969.     1,207.   3.3
  Time deposits                                 60,466.   3,177.   5.3     58,161.      3,039.   5.2     48,837.     1,990.   4.1
  Federal funds purchased                          592.      33.   5.6                                      666.        36.   5.4
  Subordinated notes                                82.       9.  11.0      1,000.        110.  11.0      1,000.       110.  11.0
  Other borrowings                               1,105.     135.  12.2        994.        154.  15.5      1,670.       197.  11.8
                                              --------   ------          --------    --------          --------      -----
    Total interest bearing liabilities         162,873.   6,603.   4.1    155,185.      6,380.   4.1    142,322.     4,942.   3.5


(continued)


                                                                Year Ended December 31 (Dollars in thousands)
                                              -------------------------------------------------------------------------------------
                                                          1996                         1995                          1994
                                              --------------------------  ---------------------------  ----------------------------
                                               Average            Yield/  Average              Yield/   Average              Yield/
                                               Balance  Interest   Rate   Balance    Interest   Rate    Balance    Interest   Rate
                                              --------------------------  ---------------------------  ----------------------------
LIABILITIES AND SHAREHOLDERS' EQUITY -
  Continued
Non-interest bearing liabilities:
    Demand deposits                          $ 24,557.                    $ 22,996                      $ 21,349
    Other                                       1,248.                       1,312                         1,022
Common Stock subject to repurchase
  obligation                                    2,894.                       1,848                         1,326
Shareholders' equity                           19,008.                      17,860                        16,321
                                              --------                    --------                      --------
      Total liabilities and shareholders'
        equity                                $210,580.                   $199,201                      $182,340
                                              ========                    ========                      ========
      Net interest earnings                             $10,792                      $9,492                        $8,078
                                                        =======                      ======                        ======
      Net yield on interest earning assets                        5.7%                       5.4%                             4.9%
                                                                  ====                       ====                             ====

(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $369,000 and $23,000, respectiveiy, for 1996; $379,000 and $17,000, respectively, for 1995; and $322,000 and $18,000, respectively, for 1994.

(B) Average balance includes average nonaccrual loan balances of $443,000 in 1996; $284,000 in 1995; and $162,000 in 1994.

(C) Interest income includes loan fees of $884,000 in 1996; $472,000 in 1995, and $527,000 in 1994.

(D) Average balance includes average unrealized gain (loss) of $31,000 in 1996, $69,000 in 1995 and ($36,000) in 1994 on available-for-sale securities. The yield was calculated without regard to this average unrealized gain (loss).


The following table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:

                                                1996 COMPARED TO 1995                 1995 COMPARED TO 1994
                                              ---------------------------------------------------------------
                                              INCREASE (DECREASE) DUE TO           INCREASE (DECREASE) DUE TO
                                              ---------------------------------------------------------------
(DOLLARS IN THOUSANDS)
Interest income on:                           VOLUME   RATE(A)     NET              VOLUME   RATE(A)     NET
                                              ---------------------------------------------------------------

Loans                                         $1,350    $407    $1,757             $ 354     $1,452    $1,806

Taxable investment securities                    (66)   (126)     (192)              172        593       765

Tax-exempt investment securities                 142    (118)       24               166          8       174

     Federal funds sold                          (55)    (11)      (66)               97         10       107
=============================================================================================================
Total interest earning assets                 $1,371   $ 152    $1,523             $ 789     $2,063    $2,852
=============================================================================================================
Interest expense on:

Demand deposits                               $  167   $ (45)   $  122             $ 116     $  316    $  432

Savings deposits                                  10      40        50                23         13        36

Time deposits                                    121      17       138               423        626     1,049

Federal funds purchased                           33       0        33               (36)         0       (36)

Subordinated notes                              (101)      0      (101)                0          0         0

Other borrowings                                  16     (35)      (19)              (94)        51       (43)
-------------------------------------------------------------------------------------------------------------
Total interest bearing liabilities            $  246   $ (23)   $  223             $ 432     $1,006    $1,438
=============================================================================================================

INVESTMENT PORTFOLIO

The following table sets forth the fair value and carrying value of investment securities. The carrying value of available-for-sale securities is equal to fair value.
                                                                   DECEMBER 31
                                     ------------------------------------------------------------------------
                                           1996                         1995                   1994
                                     ------------------------------------------------------------------------
                                     FAIR        CARRYING        FAIR        CARRYING    FAIR        CARRYING
                                     VALUE        VALUE          VALUE        VALUE      VALUE        VALUE
       (Dollars in thousands)
-------------------------------------------------------------------------------------------------------------

U.S. Treasury and other U.S.        $15,320     $15,320         $24,847      $24,847    $24,107     $24,482
Government agencies and
corporations

States and political subdivisions    19,343      19,035          14,934       14,534     13,157      13,064

Corporate securities                 19,566      19,588          12,424       12,310     12,950      13,086

Other securities                      2,656       2,656           3,667        3,662        650         647
===========================================================================================================
  Total investment securities       $56,885     $56,599         $55,872      $55,353    $50,864     $51,279
-------------------------------------------------------------------------------------------------------------

The following table sets forth the amortized cost of the maturities (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 1996.



                                                               MATURING
                        ---------------------------------------------------------------------------------------
                        WITHIN 1 YEAR          1 TO 5 YEARS            5 10 10 YEARS             AFTER 10 YEARS
                        ---------------------------------------------------------------------------------------
                        AMOUNT   YIELD        AMOUNT   YIELD          AMOUNT   YIELD             AMOUNT   YIELD
(Dollars in thousands)
---------------------------------------------------------------------------------------------------------------
U.S. Treasury and     $ 9,045   6.46%      $  6,275    5.96%
other U.S.
Government
agencies and
corporations

States and political    3,838    5.41        11,133    5.44          $3,663     5.41%          $  401      5.95%
subdivisions

Corporate securities    4,069    6.46        15,519    6.39

Other securities           77     5.4         1,947    6.14                                       632       7.7%
===============================================================================================================
       Total          $17,029              $ 34,874                  $3,663                    $1,033
===============================================================================================================


The weighted average interest yields were computed by multiplying the amortized cost of each security by its interest yield to give an annual dollar yield per security, adding the dollar yields per category and dividing the sum by the total amortized cost of securities of that category. Interest yields given above are not on a tax equivalent basis.

LOAN PORTFOLIO

TYPES OF LOANS

     The following table sets forth the classification of loans by major category:


                                                               DECEMBER 31
                                            ---------------------------------------------------------
                (Dollars in thousands)          1996        1995       1994        1993        1992
           ------------------------------------------------------------------------------------------
           Commercial, financial,            $ 72,108     $ 51,940   $ 49,514   $ 47,011    $ 44,823
           and agricultural

           Real estate mortgage                47,560       41,293     43,054     42,525      45,795

           Installment                         33,010       30,004     27,771     22,978      24,906
           =========================================================================================

                   Total loans               $152,678     $123,237   $120,339   $112,514    $115,524
                                             ========     ========   ========   ========    ========



MATURITIES

     The following table sets forth the maturities of the loan portfolio at December 31, 1996. Also provided are the amounts due after one year classified according to interest rate sensitivity.



                                                                         MATURING
                                            ----------------------------------------------------------------

           Dollars in thousands)            WITHIN 1 YEAR (A)     1 TO 5 YEARS     AFTER 5 YRS    TOTAL
           -------------------------------------------------------------------------------------------------
           Commercial, financial,
           and agricultural                     $23,985             $24,016          $24,107      $ 72,108

           Real estate mortgage                   2,802               4,345           40,413        47,560

           Installment                            2,596              25,349            5,065        33,010
           =================================================================================================

                    Total                       $29,383             $53,710          $69,585      $152,678
                                                =======             =======          =======      ========

           Loans maturing after
           one year with:

           Fixed interest rates                                     $29,958          $ 5,134

           Variable interest rates                                   23,752           64,451
           =================================================================================================

                    Total                                           $53,710          $69,585
                                                                    =======          =======



       (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

NON-PERFORMING LOANS

Non-performing loans include impaired loans, nonaccrual loans and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:


                                              December 31
                                -------------------------------------
(Dollars in thousands)           1996    1995    1994    1993    1992
---------------------------------------------------------------------
NONACCRUAL LOANS:
Commercial, financial,          $ 448   $ 380   $ 142   $ 160   $ 425
and agricultural

Real estate mortgage                0      24       0      71      88

Installment                         2      40      10      68      47
=====================================================================

                                  450     444     152     299     560


LOANS CONTRACTUALLY
PAST DUE 90 DAYS OR
MORE

Commercial, financial,             82     353       6     150     151
and agricultural

Real estate mortgage              129      56       0      25      19

Installment                       165       4       5       7      30
=====================================================================
                                  376     413      11     182     200


     TOTAL                      $ 826    $ 857   $ 163   $ 481   $ 760
                                =====     ====    ====    ====    ====

Percent of total loans            .54%    .70%    .14%    .40%    .66%
outstanding                     =====     ====    ====    ====    ====



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

Interest of $27,000 and $19,000 was realized on nonaccrual loans during 1996 and 1995, respectively. Under original terms for these loans, interest income which would have been recorded approximates $55,000 and $63,000 in 1996 and 1995, respectively. There are no loan commitments outstanding to extend credit to these customers.

POTENTIAL PROBLEM LOANS

At December 31, 1996 the Company had approximately $2,767,000 in commercial, financial, and agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table sets forth changes in the allowance for loan losses:

                                        YEAR ENDED DECEMBER 31
                            ------------------------------------------------------
   (Dollars in thousands)    1996        1995        1994        1993       1992
                            -------     -------      -------     -------   -------
Balance at beginning of     $ 1,609     $ 1,498      $ 1,365     $ 1,401   $ 1,307
year

CHARGE OFFS:

Commercial, financial,           13          87           69        193        138
and agricultural

Installment                     157         124           93        124        517

Real estate                       0           0            0          0          4

                                170         211          162        317        659
                           --------   ---------     --------   --------   --------
RECOVERIES:

Commercial financial,            43          43           30        138         91
and agricultural

Installment                      62          54           82        139        182

Real estate                       3           3            3          4

                                108         100          115        281        273
                           --------   ---------     --------   --------   --------

NET CHARGE-OFFS                  62         111           47         36        386

Provision for loan losses       267         222          180          0        480
                           --------   ---------     --------   --------   --------

   Balance at end of year  $  1,814   $   1,609     $  1,498   $  1,365   $  1,401
                           ========   =========     ========   ========   ========

Average loans              $137,273    $123,684     $119,637   $115,524   $114,913
outstanding                ========    ========     ========   ========   ========

Ratio of net charge-offs       .05%        .08%         .04%       .03%       .34%
to average                 ========   =========     ========   ========   ========
outstanding loans

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

In determining the 1993 provision for loan losses, management considered the fact that nonaccrual loan and past due loan amounts decreased from prior years. Also considered in determining the 1993 provision was the low level of charge-offs and the decline in outstanding loans. The 1996, 1995 and 1994 provisions increased to provide for loan growth.

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

The following table sets forth the allocation of the allowance for loan losses:



                                                                   DECEMBER 31
                            -------------------------------------------------------------------------------------------
                                      1996                            1995                           1994
                            -------------------------------------------------------------------------------------------
                                        PERCENT OF                     PERCENT OF                     PERCENT OF
                                        LOANS                          LOANS                          LOANS
                                        IN EACH                        IN EACH                        IN EACH
                                        CATEGORY                       CATEGORY                       CATEGORY
(Dollars in thousands)      ALLOWANCE   TO TOTAL LOANS    ALLOWANCE    TO TOTAL LOANS    ALLOWANCE    TO TOTAL LOANS
                            ---------   --------------    ---------    --------------    ---------    --------------
Commercial, financial,
  and agricultural            $  351       47.2%          $  313          42.1%          $   369            41.1%
-----------------------------------------------------------------------------------------------------------------------
Real estate mortgage              95       31.2               83          33.5                86            35.8%
-----------------------------------------------------------------------------------------------------------------------
Installment                      177       21.6              157          24.4               147            23.1
-----------------------------------------------------------------------------------------------------------------------
Unallocated                    1,191                       1,056                             896
=======================================================================================================================
                              $1,814      100.0%          $1,609         100.0%           $1,468           100.0%
                              ======      =====           ======         =====            ======           =====
=======================================================================================================================





                                                     DECEMBER 31
                            -----------------------------------------------------------
                                      1993                              1992
                            -----------------------------------------------------------
                                        PERCENT OF                     PERCENT OF
                                        LOANS                          LOANS
                                        IN EACH                        IN EACH
                                        CATEGORY                       CATEGORY
(Dollars in thousands)      ALLOWANCE   TO TOTAL LOANS    ALLOWANCE    TO TOTAL LOANS
                            ---------   --------------    ---------    --------------
Commercial, financial,
  and agricultural            $  344       41.8%          $  430          38.8%
---------------------------------------------------------------------------------------
Real estate mortgage              85       37.8               92          39.6
---------------------------------------------------------------------------------------
Installment                      133       20.4              345          21.6
---------------------------------------------------------------------------------------
Unallocated                      803                         534
=======================================================================================
                              $1,365      100.0%          $1,401         100.0%
                              ======      =====           ======         =====
=======================================================================================

DEPOSITS
--------

The following table sets forth the average amount of deposits and rates paid for deposits:

                            -------------------------------------------------------------------
                                                YEAR ENDED DECEMBER 31
                            -------------------------------------------------------------------
                                  1996                   1995                    1994
                            -------------------------------------------------------------------
  (Dollars in thousands)    Amount      Rate       Amount       Rate       Amount        Rate
-----------------------------------------------------------------------------------------------
Non interest bearing        $ 24,557               $ 22,996                $ 21,349
demand deposits
-----------------------------------------------------------------------------------------------
Interest bearing              62,657     3.1%        57,349      3.2%        53,180       2.6%
demand deposits
-----------------------------------------------------------------------------------------------
Savings deposits              37,971     3.4         37,681      3.3         36,969       3.3

-----------------------------------------------------------------------------------------------

Time deposits                 60,466     5.3         58,161      5.2         48,837       4.1
-----------------------------------------------------------------------------------------------
                            $185,651               $176,187                $160,335
                            ========               ========                ========
                            ===================================================================


The following table sets forth as of December 31, 1996, the aggregate amount of outstanding deposits (certificates of deposit) of $100,000 or more by maturity (in thousands of dollars):

        Three months or less                            $ 4,792.
        Over three months through six months              8,837.
        Over six months through twelve months             2,117.
        Over twelve months                                1,692.
                                                        --------
                                                        $17,438.
                                                        ========



RETURN ON EQUITY AND ASSETS
---------------------------

The following table sets forth consolidated operating and capital ratios:

--------------------------------------------------------------------------
                                                  YEAR ENDED DECEMBER 31
                                                --------------------------
                                                 1996     1995       1994
--------------------------------------------------------------------------
Return on average assets                         1.45%    1.31%      1.11%
--------------------------------------------------------------------------
Return on average equity                        16.09    14.64      12.36
--------------------------------------------------------------------------
Dividend payout ratio                           32.74    35.18      33.71
--------------------------------------------------------------------------
Average equity to average assets ratio          10.40     8.97       8.95
--------------------------------------------------------------------------

Average equity used in the above table excludes common stock subject to repurchase obligation.

ITEM 2. PROPERTIES

The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 9 teller windows are available to serve the Bank's customers. The Bank owns eleven branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Kinderhook, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, one in North Adams, Michigan and one in Pennfield Township (Battle Creek), Michigan. The Bank also leases 1700 square feet from a third party for use in its Battle Creek loan production office. In addition, the Registrant owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by one of its Battle Creek branches. 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title once, 762 square feet is leased to a local insurance company and 394 square feet is leased to community nonprofit organizations. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with nine of the branch offices having drive-in facilities and seven of the branches having automated teller machines.

All of the Registrant's and the Bank's facilities are maintained in good condition and are adequately insured. Management of Registrant believes the present facilities are adequate to meet both current and future needs.

ITEM 3. LEGAL PROCEEDINGS

The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to it to date, management of the Registrant does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Registrant.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable.

                                    PART II

ITEM 5. MARKET FOR THE REGISTRANT'S COMMON STOCK AND
             RELATED STOCKHOLDER MATTERS

"Common Stock Market Prices and Dividends" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 6. SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
        CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 10 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Consolidated Financial Statements, the Notes thereto and Report of Independent Auditors included on pages 13 through 29 in the Annual Report to Shareholders for the year ended December 31, 1996 are incorporated herein by reference.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
        ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names of the directors, their ages as of February 28, 1997 principal occupations and year in which each was elected.



                                                 PRINCIPAL OCCUPATION(S)                              YEAR FIRST BECAME
NAME OF DIRECTOR (1)        AGE                    FOR PAST 5 YEARS (2)                            DIRECTOR OF REGISTRANT
--------------------        ---                    --------------------                            ----------------------

Jerry L. Towns (3)           62              President and Chief Executive Officer of                        1982
                                             Southern Michigan Bancorp, Inc.
                                             (Chairman of Southern Michigan Bank &
                                             Trust)

James T. Grohalski (3)       56              Executive Vice President and Chief                              1982
                                             Financial Officer of Southern Michigan
                                             Bancorp, Inc. (President of Southern
                                             Michigan Bank & Trust)

James Briskey                63              Owner - Briskey Elevator (grain elevator                        1982
                                             operator)

William E. Galliers          54              Co-owner and Chief Executive                                    1993
                                             Officer - G & W Display Fixtures, Inc.

Nolan E. Hooker              45              Owner - Hooker Oil Co. (distributor of                          1991
                                             heating oil)

Gregory J. Hull              48              Farmer                                                          1995

Thomas E. Kolassa            49              Owner - The Planning Group (insurance)                          1995

James J. Morrison            48              Owner - Morrison & Associates                                   1991
                                             (insurance)

Jane L. Randall              75              Owner - Dally Tire Co. (tire distributor)                       1982

Freeman E. Riddle            64              Owner - Spoor & Parlin Farm Equipment                           1982



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

ITEM 11. EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Registrant and the Bank with respect to the fiscal year ended December 31, 1996 to the Company's Chief Executive Officer and the only other executive officer whose combined salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE



---------------------------------------------------------------------------------------------
                                                            ANNUAL COMPENSATION
---------------------------------------------------------------------------------------------
NAME AND PRINCIPAL                                                                  ALL OTHER
POSITION                              YEAR         SALARY ($) (1)        COMPENSATION ($) (2)
---------------------------------------------------------------------------------------------
Jerry L Towns
President and Chief Executive         1996         $149,201                       $5,978
Officer of the Registrant and         1995         $134,190                       $6,038
Chairman of the Bank                  1994         $114,454                       $5,287
---------------------------------------------------------------------------------------------
James T Grohalski
Executive Vice President              1996         $      135,225        $         7,191
and Chief Financial Officer           1995         $      123,968        $         7,239
of the Registrant and                 1994         $      103,672        $         6,744
President of the Bank
---------------------------------------------------------------------------------------------

(1) The amounts shown includes amounts deferred under the 401 (k) provisions of the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank's Executives' Deferred Compensation Plan ("Deferred Compensation Plan").

(2) The amounts shown include the following for 1995: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $2,600 and $3,000, respectively for Mr. Towns; and $3,796 and $3,000 respectively for Mr. Grohalski; (ii) $378 and $395 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Towns' and Mr. Grohalski's benefit, respectively.

RETIREMENT BENEFITS
-------------------

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

                              PENSION PLAN TABLE


                                      YEARS OF SERVICE
               REMUNERATION             25        30        35
                  110,000            $32,100   $38,500   $38,500
                  120,000             35,000    42,000    42,000
                  130,000             37,900    45,500    45,500
                  140,000             40,800    49,000    49,000
                  150,000             43,750    52,500    52,500

Jerry L. Towns has 25 years of credited service and $123,000 current covered remuneration. James T. Grohalski has 30 years of credited service and $111,000 current covered remuneration.

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

The Bank also has a Deferred Compensation Plan for directors and certain executive officers. Under the Deferred Compensation Plan, participants elect to defer a portion of their compensation (in the case of directors, their fees) on a pretax basis. Upon retirement at or after age 65, the participant or his designated beneficiary is entitled to a benefit equal to the amount of the participant's deferrals to the Plan plus earnings on such deferrals at a specified rate of interest compounded annually, payable in equal monthly amounts for not less than 180 months. Upon a participant's death before retirement, other than as a result of suicide, the benefit described above is paid to the participant's designated beneficiary. Upon the participant's termination of employment or retirement before age 65, the benefit payable to the participant at age 65 is determined by multiplying the amount deferred under the Plan by the ratio of the number of months for which the participant made deferrals to the number of months from the time the participant began making deferrals to the participant's reaching age 65. The amounts shown in the summary compensation table above include amounts deferred as contributions under the Plan, which amounts are subject to forfeiture pursuant to the formula described above for determining the applicable benefit in the event the participant's employment terminates before retirement at age 65.

DIRECTORS' FEES

Currently, each director of the Bank whose principal occupation is not with the Bank, receives an annual fee of $6,000, in addition, outside directors are compensated $150 for each Committee meeting attended.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 1997, the names and addresses of all beneficial owners of 5% or more of Registrant's common stock (its only authorized class of stock), showing the amount and nature of such beneficial ownership:





TITLE OF                  NAME & ADDRESS OF           AMOUNT & NATURE OF     PERCENT
 CLASS                    BENEFICIAL OWNER           BENEFICIAL OWNERSHIP   OF CLASS
                                                     (1)
Common Stock        Southern Michigan Bank & Trust     154,152 (a)          16.178
                    51 W. Pearl Street
                    Coldwater, Michigan 49036

Common Stock        Southern Michigan Bank & Trust      80,997 (b)            8.50
                    Employee Stock Ownership Plan
                    51 W. Pearl Street
                    Coldwater, Michigan 49036

Common Stock        Harvey B. Randall
                    8391 Old U.S. 27 South         1,208.0626  (c)           6.971
                    Marshall, Michigan 49068           65,216  (d)

Common Stock        Max I. Larsen
                    410 East Chicago Street             57,238.84            6.007
                    Coldwater, Michigan 49036




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

           (c) Sole voting and investment power.

           (d) Shared voting and investment power.

The following table sets forth, as of February 28, 1997, the total number of shares of Registrant's common stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Registrant as a group.


     NAME OF INDIVIDUALS OR    AMOUNT AND NATURE                               PERCENT
     NUMBER OF PERSONS IN            OF                                        OF
     GROUP                   BENEFICIAL OWNERSHIP(1)          TOTAL            CLASS
     --------------------------------------------------------------------------------
     James Briskey                  4,840(a)
                                    4,840(b)                   9,680            1.016

     William E. Galliers              200(b)                     200               (2)

     James T. Grohalski          1,442.5361               1,442.5361               (2)

     Nolan E. Hooker                   76(a)
                                      200(b)                     276               (2)

     Gregory J. Hull                    300                      300               (2)

     Thomas E. Kolassa           359.8588(a)                359.8588               (2)

     James J. Morrison           990.9346(b)                990.9346               (2)

     Jane L. Randall              2,220.379                2,220.379               (2)

     Freeman E. Riddle          1,880.1797(a)
                                     1,112(b)             2,992.1797               (2)

     Jerry L. Towns                    258(a)
                                   75.0575(b)               333.0575               (2)

     All directors and
     executive officers as
     a group (10 persons)         18,794.9457            18,794.9457             1.972


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

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The second paragraph of Note C to the consolidated financial statements on pages 20 and 21 of the Annual Report to Shareholders for the year ended December 31, 1996 is incorporated herein by reference.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K


(a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

(a)(3)  Exhibits (Numbered in accordance with Item 601 of
        Regulation S-K).

        Exhibit 2 -  Not applicable.

        Exhibit 3 -  Articles of Incorporation and By-Laws
                     incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991. (file number 2-78178).

        Exhibit 4 -  Instruments Defining the Rights of
                     Security Holders of the Registrant are the Articles of Incorporation and By-Laws (see Exhibit 3, above).

        Exhibit 9 -  Not applicable.

        Exhibit 10-  Material Contracts - Executive Compensation
                     Plans and Arrangements: (1) Master Agreements for Directors' Deferred Income Plan; (2) Composite form of Executive Employee Salary Continuation
                     Agreement, as amended; and; (3) Master Agreements for Executives' Deferred Compensation Plan, as amended, are incorporated by reference to Exhibit 10 to the Registrants Annual Report on Form 10-K for the year ended December 31, 1994. (file number 2-78178).


        Exhibit 11-  Not applicable.

        Exhibit 12-  Not applicable.

        Exhibit 13-  Registrant's 1996 Annual Report to Shareholders.

                     With the exception of the information incorporated by reference included in Items 3, 5, 6, 7, 8, and 13, the 1996 Annual Report to Shareholders is furnished for the Commission's information only and is not deemed filed as part of this report.

        Exhibit 16-  Not applicable.

        Exhibit 18-  Not applicable.

        Exhibit 19-  Not applicable.

        Exhibit 21-  Subsidiary of Registrant.

        Exhibit 22-  Not applicable.

        Exhibit 23-  Consent of Independent Auditors.

        Exhibit 24-  Not applicable.

        Exhibit 27-  Financial Data Schedule.

        Exhibit 28-  Not applicable.

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

                                          SOUTHERN MICHIGAN BANCORP, INC.
 Dated: MARCH 31, 1997                    By: JAMES T. GROHALSKI
       ---------------------                  -------------------------
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

        JAMES BRISKEY                        JAMES J. MORRISON
        -----------------------              ---------------------------
        James Briskey - Director             James J. Morrison - Director


        WILLIAM E. GALLIERS                  JANE L. RANDALL
        -------------------                  ------------------------
        Wiliam E. Galliers- Director         Jane L. Randall - Director



        JAMES T. GROHALSKI                   FREEMAN E. RIDDLE
        -----------------------              ---------------------------
        James T. Grohalski                   Freeman E. Riddle - Director
        Executive Vice President
        and Director
        (Principal Financial &
        Accounting Officer)


        NOLAN E. HOOKER                      JERRY L. TOWNS
        ------------------------             -----------------------
        Nolan E. Hooker- Director            Jerry L. Towns- President
                                             Chief Executive Officer & Director


        GREGORY J. HULL
        -------------------------
        Gregory J. Hull - Director


        THOMAS E. KOLASSA                       MARCH 31, 1997
        ----------------------------          ---------------------------
        Thomas E. Kolassa - Director          Date

                           ANNUAL REPORT ON FORM 10-K

                             ITEM 14(a)(1) and (2)

                   LIST OF FINANCIAL STATEMENTS AND FINANCIAL

                              STATEMENT SCHEDULES

                          YEAR ENDED DECEMBER 31, 1996

                        SOUTHERN MICHIGAN BANCORP, INC.

                              COLDWATER, MICHIGAN

FORM 10-K: ITEM 14(a)(1) AND (2)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

LIST OF FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES


The following consolidated financial statements and report of independent auditors of Southern Michigan Bancorp, Inc. and subsidiary included in the Annual Report to Shareholders of the Registrant for the year ended December 31, 1996 are incorporated by reference in Item 8:

     - Report of Crowe Chizek and Company LLP, independent auditors

     - Consolidated balance sheets - December 31, 1996 and 1995

     - Consolidated statements of shareholders' equity - Years ended December 31, 1996, 1995, and 1994

     - Consolidated statements of income - Years ended December 31, 1996, 1995, and 1994

     - Consolidated statements of cash flows - Years ended December 31, 1996, 1995, and 1994

     - Notes to consolidated financial statements - December 31, 1996

Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.