Form 10-Q
period 1997-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 1997-05-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                            Washington, D.C.  20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



For the quarter ended March 31, 1997 Commission file number 2-78178
                      --------------                        -------

                         Southern Michigan Bancorp, Inc.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)


      Michigan                                        38-2407501
-------------------------------                -----------------------
(State or other jurisdiction of                (I.R.S. Employer
 incorporation or organization)                 Identification Number)


51 West Pearl Street, Coldwater, Michigan                 49036
-----------------------------------------              -----------
(Address of principal executive offices)                (Zip Code)


Registrant's telephone number, including area code--(517) 279-5500
                                                    --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No
                                        --

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 954,623 shares at April 30, 1997
----------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                             March 31    December 31
                                               1997          1996
                                             -------------------------
                                                (Unaudited) (A)
                                                (In thousands)

ASSETS
 Cash and due from banks                       $ 13,084     $ 13,520
 Federal funds sold                               1,500
 Investment securities available-for-sale        22,134       24,089
 Investment securities (market value of
  $32,924,000 in 1997 and $32,796,000 in
  1996)                                          32,957       32,510
 Loans                                          152,673      152,678
 Less allowance for loan losses                  (1,848)      (1,814)
                                               --------     --------
                                                150,825      150,864
 Premises and equipment                           5,191        5,227
 Other assets                                     9,663        9,352
                                               --------     --------
                              TOTAL ASSETS     $235,354     $235,562
                                               ========     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Deposits:
  Non-interest bearing                         $ 29,455     $ 35,230
  Interest bearing                              179,760      174,238
                                               --------     --------
                                                209,215      209,468
 Accounts payable and other liabilities           2,459        2,922
                                               --------     --------

                         TOTAL LIABILITIES      211,674      212,390

 Common stock subject to repurchase obligation
  in ESOP                                         3,685        3,555
 Shareholders' equity:
  Common stock, $2.50 par value:
   Authorized--2,000,000 shares
   Outstanding--871,857 shares (1996--
    869,550 shares)                               2,180        2,174
  Capital surplus                                 2,709        2,735
  Retained earnings                              15,191       14,687
  Net unrealized appreciation (depreciation)
   on available-for-sale securities, net of
  tax of $44,000 (1996--$10,000)                    (85)          21
                                               --------     --------

                TOTAL SHAREHOLDERS' EQUITY       19,995       19,617
                                               --------     --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY     $235,354     $235,562
                                               ========     ========

(A) The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                  Three Months Ended
                                                       March  31
                                                     1997     1996
                                                  -------------------
                                                  (In thousands, except
                                                   per share amounts)

Interest income:
 Loans, including fees                              $ 3,705   $ 3,190
 Investment securities:
  Taxable                                               625       703
  Tax exempt                                            222       191
 Other                                                    6        19
                                                    -------   -------
     Total interest income                            4,558     4,103

Interest expense:
 Deposits                                             1,792     1,565
 Capital notes and other                                 51        38
                                                    -------   -------
     Total interest expense                           1,843     1,603
                                                    -------   -------
         NET INTEREST INCOME                          2,715     2,500
 Provision for loan losses                               75       117
                                                    -------   -------

   NET INTEREST INCOME AFTER
   PROVISION FOR LOAN LOSSES                          2,640     2,383
Non-interest income:
 Service charges on deposit
  accounts                                              201       179
 Trust department                                       136       136
 Security gains                                           0         5
 Other                                                   92         0
                                                    -------   -------
                                                        429       320
                                                    -------   -------
                                                      3,069     2,703
Non-interest expenses:
 Salaries and benefits                                1,021       893
 Occupancy                                              176       140
 Equipment                                              188       186
 Other                                                  734       648
                                                    -------   -------
                                                      2,119     1,867
                                                    -------   -------
INCOME BEFORE INCOME TAXES                              950       836
Federal income taxes                                    207       194
                                                    -------   -------
                  NET INCOME                         $  743    $  642
                                                    =======   =======
Net income per share                                 $  .78    $  .69
                                                    =======   =======
Dividends declared per share                         $  .25    $  .24
                                                    =======   =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                        Three Months Ended
                                                           March 31 1997
                                                           1996
                                                        -------------------
                                                          (In thousands)

OPERATING ACTIVITIES
 Net income                                             $   743      $  642
 Adjustments to reconcile net income to net
  cash provided by operating activities:
   Provision for loan losses                                 75         117
   Unrealized loss on loans held for sale                                65
   Provision for depreciation                               123          72
   Increase in other assets                                (257)        (76)
   Decrease in accounts payable and other
    liabilities                                            (379)       (452)
                                                        -------     -------
     Net cash provided by operating activities              305         368

INVESTING ACTIVITIES
 Proceeds from maturities of investment
  securities                                              2,099       8,514
 Purchases of investment securities                        (751)     (8,163)
 Increase (decrease) in federal funds sold               (1,500)      4,500
 Net increase in loans                                      (36)     (7,493)
 Purchases of premises and equipment                        (87)       (718)
                                                        -------     -------
     Net cash used in investing activities                 (275)     (3,360)

FINANCING ACTIVITIES
 Net decrease in deposits                                  (253)     (2,307)
 Payment of capital note                                             (1,000)
 Common stock issued                                        110         129
 Cash dividends                                            (323)       (336)
                                                        -------     -------
     Net cash used in financing activities                 (466)     (3,514)
                                                        -------     -------
Decrease in cash and cash equivalents                      (436)     (6,506)
Cash and cash equivalents at beginning of period         13,520      17,180
                                                        -------     -------

     CASH AND CASH EQUIVALENTS AT END OF PERIOD         $13,084     $10,674
                                                        =======     =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 1997


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions to Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1996.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have remained fairly steady during the first quarter of 1997. The deposits acquired in the fourth quarter of 1996 helped to offset the historical decline in deposits that the Company typically experiences in the first quarter of the year.

Loans have remained fairly steady during the first quarter of 1997. The Company historically experiences loan growth in the second and third quarters of the year as borrowers' seasonal demands increase. There were no loans held for sale at March 31, 1997.

Investment securities decreased by 2.7% during the first quarter of 1997. The funds received from maturing securities were reinvested in federal funds sold in anticipation of future loan growth.

The Company had no material commitments for capital expenditures at March 31, 1997.

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

The following table summarizes the Company's capital ratios as of March 31, 1997:

Tier 1 risk-based capital ratio          12.26%
Total risk-based capital ratio           13.30%
Leverage ratio                            9.35%

The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $215,000 for the three month period ended March 31, 1997 compared to the same period in 1996. This increase is due to loan rates rising at a faster pace than the rates paid on deposit accounts.

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

The provision for loan losses decreased by $42,000 for the three month period ended March 31, 1997 compared to the same period in 1996. This decrease occurred as a result of the low level of loan losses experience in recent years. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of March 31, 1997.

Non-Interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $109,000 during the first quarter of 1997 compared to the same period in 1996. This increase is due to increased service charges on deposit accounts in 1997 as a result of the additional deposits purchased in connection with the acquisition of two branches in late 1996, increased gains on the sale of secondary market real estate mortgage loans in 1997 and unrecognized losses on real estate mortgage loans held for sale recorded in 1996.

Non-Interest Expense

Non-interest expense increased by $252,000 for the three month period ended March 31, 1997 compared to the same period in 1996. This increase is due to additional personnel costs, occupancy costs, marketing and advertising expenditures and training costs primarily as a result of the acquisition of two branches in late 1996.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits: Financial Data Schedule

b.  There were no reports on Form 8-K filed in the first quarter of 1997.

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

May 12, 1997                           /s/ Jerry L. Towns
--------------------                   -------------------------------
Date                                   Jerry L. Towns, President and
                                        Chief Executive Officer

May 12, 1997                           /s/ James T. Grohalski
--------------------                   -------------------------------
Date                                   James T. Grohalski, Executive
                                        Vice-President (Principal
                                        Financial and Accounting Officer)

                                EXHIBIT INDEX


EXHIBIT
  NO.                             DESCRIPTION
-------                           -----------

  27                              Financial Data Schedule