Form 10-Q
period 1997-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 1997-08-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended June 30, 1997   Commission file number 2-78178
                          -------------                          -------

                        Southern Michigan Bancorp, Inc.
  ----------------------------------------------------------------------------
             (Exact name of registrant as specified in its charter)



          Michigan                                        38-2407501
------------------------------------           -------------------------------
(State or other jurisdiction of                (I.R.S. Employer Identification
incorporation or organization)                   Number)


51 West Pearl Street, Coldwater, Michigan                   49036
-----------------------------------------      -------------------------------
(Address of principal executive offices)                 (Zip Code)



     Registrant's telephone number, including area code -- (517)  279-5500
                                                           ---------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filling
requirements for the past 90 days.    Yes   X       No
                                          -----        -----

       Common Stock,  $2.50 Par Value  -  956,695 shares at July 31, 1997
       ------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY




                                                                   June 30              December 31
                                                                     1997                 1996
                                                                -------------------------------------
                                                                (Unaudited)                       (A)
                                                                              (In thousands)
ASSETS
  Cash and due from banks                                        $ 14,693                     $ 13,520
  Investment securities available-for-sale                         18,436                       24,089
  Investment securities held to maturity (market value of
  $30,506,000 in 1997 and $32,796,000 in 1996)                     30,337                       32,510
  Loans                                                           161,395                      152,678
  Less allowance for loan losses                                   (1,863)                      (1,814)
                                                                 --------                     --------
                                                                  159,532                      150,864
  Premises and equipment                                            5,459                        5,227
  Other assets                                                      9,506                        9,352
                                                                 --------                     --------
                                        TOTAL ASSETS             $237,963                     $237,963
                                                                 ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                         $ 30,621                     $ 35,230
    Interest bearing                                              173,552                      174,238
                                                                 --------                     --------
                                                                  204,173                      209,468
                                                                 --------                     --------
  Federal funds purchased                                           6,900
  Accounts payable and other liabilities                            2,405                        2,922
                                                                 --------                     --------
                                         TOTAL LIABILITIES       $213,478                      212,390

  Common stock subject to repurchase obligation                     3,584                        3,555
    in ESOP
  Shareholders' equity:
    Common stock, $2.50 par value:
       Authorized --- 4,000,000 shares
       Outstanding --- 878,815 shares (1996 ---
              869,550 shares)                                       2,197                        2,174
    Capital surplus:                                                2,873                        2,735
    Retained earnings                                              15,847                       14,687
    Net unrealized appreciation (depreciation)
        on available-for-sale securities,
        net of tax of $8,000 (1996 -- $10,000)                        (16)                          21
                                                                 --------                     --------
                       TOTAL SHAREHOLDERS' EQUITY                  20,901                       19,617
                                                                 --------                     --------

    TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                   $237,963                     $235,562
                                                                 ========                     ========


(A) The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at the date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY




                                                  Three Months Ended            Six Months Ended
                                                     June 30                        June 30
                                                1997           1996            1997           1996
                                              ---------------------------------------------------------
                                                  (In thousands, except per share amounts)
Interest Income:                               $  3,963       $ 3,371        $ 7,668          $ 6,561
   Loans, including fees
   Investment securities:
       Taxable                                      584           632          1,209            1,335
       Tax exempt                                   201           194            423              385
   Other                                             18            13             24               32
                                               --------       -------        -------          -------
             Total interest income                4,766         4,210          9,324            8,313

Interest expense:
   Deposits                                       1,793         1,576          3,585            3,141
   Capital notes and other                           41            30             92               68
                                               --------       -------        -------          -------
             Total interest expense               1,834         1,606          3,677            3,209
                                               --------       -------        -------          -------

             NET INTEREST INCOME                  2,932         2,604          5,647            5,104
   Provision for loan losses                         75           117            150              234
                                               --------       -------        -------          -------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES               2,857         2,487          5,497            4,870

Non-interest income:
   Service charges on deposit account               211           182            412              361
   Trust Department                                 155           140            291              276
   Security Gains                                     5                            5                5
   Other                                            212            56            304               56
                                               --------       -------        -------          -------
                                                    583           378          1,012              698
                                               --------       -------        -------          -------
                                                  3,440         2,865          6,509            5,568

Non-interest expenses:
   Salaries and benefits                          1,094           983          2,115            1,876
   Occupancy                                        169           134            345              274
   Equipment                                        181           163            369              349
   Other                                            769           599          1,503            1,247
                                               --------       -------        -------          -------
                                                  2,213         1,879          4,332            3,746
                                               --------       -------        -------          -------
INCOME BEFORE INCOME TAXES                        1,227           986          2,177            1,822
Federal income taxes                                333           241            540              435
                                               --------       -------        -------          -------

             NET INCOME                        $    894       $   745        $ 1,637          $ 1,387
                                               ========       =======        =======          =======

Net income per share                           $   0.93       $  0.79        $  1.71          $  1.48
                                               ========       =======        =======          =======

Dividends declared per share                   $   0.25       $  0.24        $  0.50          $  0.48
                                               ========       =======        =======          =======



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                                            Six Months Ended
                                                                                 June 30
                                                                           1997            1996
                                                                        -------------------------
                                                                            (in thousands)
OPERATING ACTIVITES
  Net Income                                                              $ 1,637       $  1,387
  Adjustments to reconcile net income to net cash
    provided by operating activities:
        Provision for loan losses                                             150            234
        Unrealized loss on loans held for sale                                                87
        Provision for depreciation                                            236            160
        Increase in other assets                                             (136)          (334)
        Decrease in accounts payable
           and other liabilities                                             (194)          (198)
                                                                          -------       --------
                   Net cash provided by operating activities                1,693          1,336

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                         9,472         14,646
  Purchase of investment securities                                        (1,701)       (10,787)
  Decrease in federal funds sold                                                           4,500
  Net increase in loans                                                    (8,818)       (14,252)
  Purchase of premises and equipment                                         (468)          (897)
                                                                          -------       --------
                   Net cash used in investing activities                   (1,515)        (6,790)

FINANCING ACTIVITIES
  Net increase (decrease) in deposits                                      (5,295)        (1,792)
  Increase in federal funds purchased                                       6,900
  Payment of capital note                                                                 (1,000)
  Common stock issued                                                         190            265
  Cash dividends                                                             (800)          (561)
                                                                          -------       --------
                    Net cash provided by (used in) financing activities       995         (3,088)
                                                                          -------       --------

                    Increase (decrease) in cash and cash equivalents        1,173         (8,542)
                    Cash and cash equivalents at beginning of period       13,520         17,180
                                                                          -------       --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                $14,693       $  8,638
                                                                          =======       ========







See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 1997


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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits decreased by 2.4% during the second quarter of 1997. This decline occurred in all deposit categories. The decline was not unexpected due to short-term municipal and school deposits that matured in June. Total deposits increased by 2.0% in July but again this increase was due to short-term deposits to be used by local school districts in August and September.

Loans remained fairly steady during the first quarter of 1997 but increased 5.7% in the second quarter. The Company historically experiences loan growth in the second and third quarters of the year as borrowers' seasonal demands increase. No loans are held for sale at June 30, 1997.

Investment securities decreased by 23.5% during the first half of 1997. The funds received from maturing securities were used to fund a portion of the loan growth during the first half of 1997.

The Company had an outstanding commitment for capital expenditures of $1,300,000 at June 30, 1997. The commitment is for a new branch office in Hillsdale, Michigan.


CAPITAL RESOURCES

The Federal Reserve Board (FRB) has adopted risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital to total assets (less goodwill) of 3.0 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4.0 percent to 5.0 percent, depending on the particular circumstances and risk profile of the institution.

The following table summarizes the Company's capital ratios as of June 30, 1997:


                    Tier 1 risk-based capital ratio     13.51%
                    Total risk-based capital ratio      12.48%
                    Leverage ratio                       9.72%


The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $328,000 and $543,000 for the three and six month periods ended June 30, 1997 compared to the same period in 1996. This increase is due to an improvement in net interest margin as a result of the movement of funds from the securities portfolio to the loan portfolio and to loan rates rising at a faster pace than the rates paid on deposit accounts.

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

The provision for loan losses decreased by $84,000 for the six month period ended June 30, 1997 compared to the same period in 1996. This decrease occurred as a result of the low level of loan losses experience in recent years. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of June 30, 1997.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees increased by $205,000 and $314,000 during the three and six month periods ended June 30, 1997 compared to the same periods in 1996. This increase is due to increased service charges on deposit accounts in 1997 as a result of the additional deposits purchased in connection with the acquisition of two branches in late 1996, increased gains on sale of secondary market real estate mortgage loans in 1997 and unrealized losses on mortgage loans held for sale recorded in 1996. Increased fees from our Investment Center of $29,000 over the same period in 1996 also contributed to our success in the first six months of 1997.

Non-interest Expense

Non-interest expense increased by $334,000 and $586,000 for the three and six month periods ended June 30, 1997 compared to the same periods in 1996. This increase is due to additional personnel costs, occupancy costs, marketing and advertising expenditures and training costs resulting from the acquisition of two branch offices late in 1996.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

The annual meeting of shareholders of the Registrant was held at Michigan Gas Utilities Building on April 21, 1997. At the meeting the following individuals were elected to serve as directors until the next annual shareholders meeting:
James Briskey; William E. Galliers; James T. Grohalski; Nolan E. Hooker; Gregory J. Hull; Thomas E. Kolassa; James J. Morrison; Jane L. Randall; Freeman
E. Riddle; and  Jerry L. Towns.

Shareholders also approved an amendment to the Articles of Incorporation to increase the number of authorized shares from 2,000,000 to 4,000,000.


ITEM 6.  Exhibits and Reports on Form 8-K

a.      Listing of Exhibits:

                   EXHIBIT 27     Financial Data Schedule

b.      There were no reports on Form 8-K filed in the second quarter of 1997.


                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                               Southern Michigan Bancorp, Inc.
                                            -----------------------------------
                                                         (Registrant)



   August 12, 1997                                   Jerry L. Towns
----------------------                      -----------------------------------
       (Date)                                Jerry L. Towns, President and
                                             Chief Executive Officer





   August 12, 1997                              James T. Grohalski
----------------------                      -----------------------------------
        (Date)                              James T. Grohalski, Executive
                                            Vice President (Principal Financial
                                            and Accounting Officer)

                              INDEX TO EXHIBITS



EXHIBIT NO.                                             DESCRIPTION
-----------                                             -----------

   27                                                   Financial Data Schedule