Form 10-Q
period 1997-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 1997-11-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


  For the quarter ended   September 30, 1997    Commission file number 2-78178
                          ------------------                           -------

                            Southern Michigan Bancorp, Inc.
--------------------------------------------------------------------------------
               (Exact name of registrant as specified in its charter)


          Michigan                                            38-2407501
--------------------------------                     --------------------------
(State or other jurisdiction of                          (IRS Employer
corporation or organization)                           Identification Number)

51 West Pearl Street, Coldwater, Michigan                 49036
-----------------------------------------             -----------------
(Address of principal executive offices)                (Zip Code)

Registrant's telephone number, including area code      (517) 279-5500
                                                      ------------------


Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.    Yes   X     No
                                           ----      ----

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:



      Common Stock, $2.50 Par Value - 1,916,921 shares at October 31, 1997

CONDENSED CONSOLIDATED BALANCE SHEETS
SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                                      September 30           December 31
                                                                          1997                  1996
                                                                    --------------------------------------
                                                                                 (Unaudited) (A)
                                                                                  (In thousands)

ASSETS
  Cash and due from banks                                             $ 10,033               $ 13,520
  Investment securities available-for-sale                              15,019                 24,089
  Investment securities held to maturity (fair value of
     $32,146,000 in 1997 and $32,796,000 in 1996)                       32,162                 32,510
  Loans                                                                161,626                152,678
  Less allowance for loan losses                                        (1,898)                (1,814)
                                                                      --------               --------
                                                                       159,728                150,864

  Premises and equipment                                                 5,461                  5,227
  Other assets                                                           9,854                  9,352
                                                                      --------               --------
                                TOTAL ASSETS                          $232,257               $235,562
                                                                      ========               ========

LIABILITES AND SHAREHOLDERS' EQUITY
  Deposits:
    Non-interest bearing                                              $ 30,030               $ 35,230
    Interest bearing                                                   172,903                174,238
                                                                      --------               --------
                                                                       202,933                209,468

  Federal funds purchased                                                1,500
  Accounts payable and other liabilities                                 2,647                  2,922
                                                                      --------               --------
                                TOTAL LIABILITIES                      207,080                212,390

  Common stock subject to repurchase obligation in ESOP                  4,272                  3,555
  Shareholder's equity
    Common stock, $2.50 par value:
      Authorized --- 4,000,000 shares (2,000,000 shares in 1996)
      Outstanding --- 1,760,818 shares (1996---869,550 shares)           4,402                  2,174
    Capital surplus                                                      2,472                  2,735
    Retained earnings                                                   14,015                 14,687
    Net unrealized appreciation on available-for-sale
      securities, net of tax of $8,000 (1996 -- $11,000)                    16                     21
                                                                      --------               --------
                                TOTAL SHAREHOLDERS' EQUITY              20,905                 17,443
                                                                      --------               --------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                            $232,257               $233,388
                                                                      ========               ========



(A) The balance sheet at December 31, 1996 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDAIRY

                                                     Three Months Ended           Nine Months Ended
                                                       September 30                  September 30
                                                      1997       1996            1997         1996
                                                    -------------------------------------------------
                                                          (In thousands, except per share amounts)
Interest income:                                     $4,085     $3,485         $11,753      $10,046
   Loans, including fees
   Investment securities
       Taxable                                          510        564           1,719        1,899
       Tax exempt                                       213        196             636          581
   Other                                                  8         20              32           52
         Total interest income                      --------    --------      ---------    ---------
                                                      4,816      4,265          14,140       12,578
Interest expense:
   Deposits                                           1,865      1,624           5,450        4,765
   Capital notes and other                               43         34             135          102
                                                    -------    --------       ---------    ---------
       Total interest expense                         1,908      1,658           5,585        4,867
       NET INTEREST INCOME                            2,908      2,607           8,555        7,711
   Provision for loan losses                            145         33             295          267
                                                    -------    --------       ---------    ---------
         NET INTEREST INCOME AFTER
         PROVISION FOR LOAN LOSSES                    2,763      2,574           8,260        7,444
Non-interest income:
   Service charges on deposit accounts                  215        175             627          536
   Trust department                                     125        138             416          414
   Security gains                                         0          5               5           10
   Other                                                196         80             500          136
                                                    -------    --------       ---------    ---------
                                                        536        398           1,548        1,096
                                                    -------    --------       ---------    ---------
                                                      3,299      2,972           9,808        8,540
Non-interest expenses:
   Salaries and benefits                              1,067        950           3,182        2,826
   Occupancy                                            186        156             531          430
   Equipment                                            188        165             557          514
   Other                                                772        537           2,275        1,784
                                                    -------    --------       ---------    ---------
                                                      2,213      1,808           6,545        5,554
                                                    -------    --------       ---------    ---------
INCOME BEFORE INCOME TAXES                            1,086      1,164           3,263        2,986
Federal income taxes                                    277        282             817          717
                                                    -------    --------       ---------    ----=----
         NET INCOME                                    $809       $882          $2,446       $2,269
                                                    =======    ========       =========    =========
Net income per share                                  $0.42       $047            $128        $1.21
                                                    =======    ========       =========    =========
Dividends declared per share                          $0.13       $012           $0.38        $0.36
                                                    =======    ========       =========    =========

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENT OF CASH FLOWS (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                         Nine Months Ended
                                                                           September 30
                                                                         1997         1996
                                                                      ------------------------
                                                                          (In thousands)
OPERATING ACTIVITIES
  Net Income                                                            $ 2,446     $ 2,269
  Adjustments to reconcile net income to net cash
   provided by operating activities:
     Provision for loan losses                                              295         267
     Unrealized loss on loans held for sale                                              62
     Provision for depreciation                                             380         266
     Increase in other assets                                              (500)       (227)
     Decrease in accounts payable and other liabilities                    (200)       (546)
                                                                        -------     -------
        Net cash provided by operating activities                         2,421       2,091

INVESTING ACTIVITIES
  Proceeds from maturities of investment securities                      12,737      20,198
  Purchase of investment securities                                      (3,326)    (12,229)
  Decrease in federal funds sold                                                      4,500
  Net increase in loans                                                  (9,159)    (20,366)
  Purchases of premises and equipment                                      (614)     (1,162)
                                                                        -------     -------
        Net cash used in investing activities                              (362)     (9,129)

FINANCING ACTIVITIES
  Net decrease in deposits                                               (6,535)       (567)
  Increase in federal funds purchased                                     1,500       5,700
  Payment of capital note                                                            (1,000)
  Common stock issued                                                       290         378
  Cash dividends                                                           (801)       (787)
                                                                        -------     -------
        Net cash provided by (used in) financing activities              (5,546)      3,724
                                                                        -------     -------

                   Decrease in cash and cash equivalents                 (3,487)     (3,314)
        Cash and cash equivalents at beginning of period                 13,520      17,180
                                                                        -------     -------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                              $10,033     $13,866
                                                                        =======     =======

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 1997

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

All per share amounts have been adjusted for a September 1997 stock split effected in the form of a 100% stock dividend.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits decreased by 3.1% during the first nine months of 1997. This decline occurred as short-term municipal and school deposits matured and as depositors sought higher yielding instruments with other competitors. The Company traditionally experiences a growth in deposits in the fourth quarter of the year.

Loans have increased 5.9% during the first nine months of 1997. The loan growth occurred in all loan categories and is the result of seasonal commercial
borrowings and increased loan demand.   The Company was required to purchase
federal funds in order to meet its increased loan demand. The Company anticipates loan volume to remain fairly steady for the fourth quarter of 1997 as seasonal borrowings are reduced and offset new loans. There were no loans held for sale at September 30, 1997.

Investment securities decreased by 16.6% during the first nine months of 1997. The funds received from maturing securities were used to fund the loan growth experienced in 1997.

The Company has committed approximately $1,7000,000 for the construction of a new branch office in Hillsdale, Michigan. This office is expected to open in the second quarter of 1998.

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operation---Continued

The following table summarizes the Company's capital ratios as of September 30, 1997:

             Tier 1 risk-based capital ratio   13.02%
             Total risk-based capital ratio    14.08%
             Leverage ratio                    10.03%


The table above indicates that the Company's capital ratios are above the regulatory minimum requirements.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $301,000 and $844,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. This increase is due to the reinvestment of funds received from maturing investment securities into the higher yielding loan portfolio and loan rates rising at a faster pace than the rates paid on deposits.


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

The provision for loan losses increased by $112,000 and $28,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. This increase occurred in response to increased consumer loan charge-offs and commercial loan delinquencies. Some increase in losses was to be expected with the significant loan growth that occurred in the last two years. Several customers, including a large commercial borrower, have recently declared bankruptcy, which has also contributed to increased losses during the third quarter of 1997. These trends could lead to an increased provision in the fourth quarter of 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations---Continued


Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees increased by $138,000 and $452,000 during the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. This increase is due to increased service charges on deposit accounts in 1997 as a result of the additional deposits purchased in connection with the acquisition of two branches in late 1996, increased gains recognized on the sale of secondary market real estate mortgage loans in 1997, increased fees from the sale of nondepository investment products in 1997 and unrecognized losses on real estate mortgage loans held for sale recorded in 1996.


Non-interest Expense

Non-interest expense increased by $405,000 and $991,000 for the three and nine month periods ended September 30, 1997 compared to the same periods in 1996. This increase is due to additional personnel costs, occupancy costs, marketing and advertising expenditures, training costs and intangible asset amortization as a result of the acquisition of two branches in late 1996. Trust department expenses also increased in 1997 as professional consultants and new trust administrators were added in order to increase the trust department's market share.

PART II - OTHER INFORMATION


ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Listing of Exhibits:

          EXHIBIT 27     Financial Data Schedule

b. There were no reports on Form 8-K filed in the third quarter of 1997.



                                  SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.



                                             Southern Michigan Bancorp, Inc.
                                            ----------------------------------
                                                       (Registrant)



   November 13, 1997                             /s/  Jerry L. Towns
 ------------------------                   ----------------------------------
        (Date)                                Jerry L. Towns, President and
                                              Chief Executive Officer



   November 13, 1997                            /s/ James T. Grohalski
 ------------------------                   -----------------------------------
     (Date)                                     James T. Grohalski, Executive
                                                Vice President (Principal
                                                Financial and Accounting
                                                Officer)

                              INDEX TO EXHIBITS


EXHIBIT NO.                                        DESCRIPTION
-----------                                        -----------

EX-27                                       Financial Data Schedule