Form 10-K405
period 1997-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 1998-03-27
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR FISCAL YEAR ENDED DECEMBER 31, 1997         COMMISSION FILE NO.   2-78178
                                                                   -------------


                         SOUTHERN MICHIGAN BANCORP, INC.
             ------------------------------------------------------
             (Exact name of registrant as specified in its charter)

            Michigan                                           38-2407501
-------------------------------                             -------------------
(State or other jurisdiction of                             (I.R.S. Employer
 incorporation or organization)                             Identification No.)

51 West Pearl Street, Coldwater, Michigan                        49036
------------------------------------------                  -------------------
(Address of principal executive offices)                       (Zip Code)

Registrant's telephone number, including area code:    (517) 279-5500
                                                     -------------------

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

Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
           ---
The aggregate market value of the Registrant's common stock, par value $2.50 per share (based on the average of the bid and asked prices) held by non-affliliates of the registrant as of March 1, 1998 was $75,409,000.

The number of shares outstanding of the Registrant's common stock as of March 1, 1998 was 1,921,253 shares (including common stock subject to repurchase obligation).


DOCUMENT INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1997, are incorporated by reference into Parts II, III, and IV hereof.

                                     PART I

ITEM 1.  BUSINESS

Overview

The Registrant, Southern Michigan Bancorp, Inc. (the "Company"), was organized as a Michigan Corporation in March 1982 for the purpose of becoming a bank holding company by acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November of 1982. The Company's business currently consists of wholly-owning and operating Southern Michigan Bank & Trust (the "Bank"), a general commercial bank with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036.

The Bank is a Michigan banking corporation and a successor, by conversion of charter effective December 15, 1992, from Southern Michigan National Bank. The Bank operates thirteen (13) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan.


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

Competition

The banking business in the Bank's market area is highly competitive. The Bank competes with other banks, savings and loan associations, credit unions and finance companies. Banks and other financial institutions from surrounding areas maintain branches within the Banks' service area and offer additional competition. The Bank is also faced with increasing competition from non-depository financial intermediaries, such as large retailers and investment banking and securities brokerage firms.

Supervision and Regulation

General

Various federal and state banking laws and regulations affect the business of the Company and the Bank. They are subject to supervision, regulation, and periodic examination by the Board of Governors of the Federal Reserve System (the "FRB") and the Financial Institutions Bureau of the State of Michigan (the "FIB") and the Federal Deposit Insurance Corporation (the "FDIC") respectively. The following is a summary of certain statutes and regulations affecting the Company and the Bank. This summary is qualified in its entirety by such statutes and regulations, which are subject to change based on pending and future legislation and action by regulatory agencies. Proposals to change the laws and regulations governing the operation of banks and companies which control banks and other financial institutions are frequently considered in Congress. The likelihood of any major legislation and the impact such legislation might have on the Company or the Bank are, however, impossible to predict.

The Bank Holding Company Act

As a bank holding company, the Company is subject to regulation by the FRB under the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking. The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring substantially all of the assets of, or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company or merging or consolidating with any other bank holding company.

Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), since September 29, 1995, the FRB is permitted, under specified circumstances, to approve the acquisition by a bank holding company located in one state of a bank or a bank holding company located in another state, without regard to any prohibition contained in state law. The Riegle-Neal Act permits states to require that a target bank have been in operation for a minimum period, up to five years, and to impose nondiscriminatory limits on the percentage of the total amount of deposits with insured depository institutions in the state which may be controlled by a single bank or bank holding company. In addition, the Riegle-Neal Act imposes Federal deposit concentration limits (10% of nationwide total deposits, and 30% of total deposits in the host state on applications subsequent to the applicant's initial entry to the host state), and adds new statutory conditions to FRB approval, i.e., the applicant meets or exceeds all applicable Federal regulatory capital standards and is "adequately managed".

Also effective September 29, 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding company may receive deposits to existing accounts, renew time deposits, and close service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.

The Riegle-Neal Act also authorized, effective June 1, 1997, the responsible Federal banking agency to approve applications for mergers of depository institutions across state lines without regard to whether such activity is contrary to state law. Any state could, however, by adoption of a nondiscriminatory law after September 29, 1994 and before June 1, 1997, either elect to have this provision take effect before June 1, 1997 or opt-out of the provision. The effect of opting out is to prevent banks chartered by, or having their main office located in, such state from participating in any interstate branch acquisition or merger. Each state is permitted to retain a minimum age requirement of up to five years, a nondiscriminatory deposit cap, and nondiscriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHCA applications. Only Texas opted-out of the interstate merger provision. Michigan exercised its right to opt-in early to such provision.

In addition, Michigan law also has been amended as authorized by the Riegle-Neal Act to permit the de novo establishment of a branch in Michigan by FDIC-insured banks located in other states having laws permitting a Michigan-chartered bank to establish a branch in such jurisdiction and the sale by a Michigan-chartered bank of one or more of its branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan-chartered bank could purchase one or more branches of the purchasing entity. Branches acquired in a host state by both out-of-state state-chartered banks and national banks will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host state to the same extent as branches of a national bank having its main office in the host state.

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


Dividend Restrictions

The Company's principal source of income is the Bank's payment of dividends on the stock of the Bank owned by the Company. Michigan law restricts the Bank's ability to pay these dividends. Under the Michigan Banking Code, no dividend may be declared by a Michigan state-chartered bank in an amount greater than net profits then on hand after deducting losses and bad debts. In addition, if the surplus of the Bank is less than the amount of its capital stock, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net profits of the Bank for the preceding half year in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive half year periods in the case of annual dividends. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. As of December 31, 1997, the amount of dividends the Bank could pay to the Company without prior regulatory approval was $3,467,000 in addition to 1998 net income.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be under capitalized (see "Capital Requirements").


Transactions with Affiliates and Insiders

The Bank and the Company are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to the Company, on investments in the Company's and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrowers and on leases and services and other contracts between the Bank and the Company. Additionally, regulations allow a bank to extend credit to the bank's and its affiliates' executive officers, directors and principal shareholders or their related interest only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must in certain circumstances be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus.


Deposit Insurance

Deposits held by the Bank are insured, to the extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC. A minimum designated reserve ration of 1.25 percent of insured deposits has been established for the BIF. However, the FDIC may set a higher designated reserve ration if circumstances raise a significant risk of substantial future losses to the BIF. Assessment rates are established sufficient to maintain reserves at the designated reserve ration or, if the ratio is less than the designated ratio, to increase the ratio to the designated ratio within a reasonable period of time.

The FDIC began collecting FDIC assessments on a quarterly basis in 1995. As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF.

Under the risk-based assessment system, currently a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on other relevant supervisory information. In addition, in 1996, pursuant to the Deposit Insurance Funds Act enacted by Congress, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation (FICO) bonds issued in connection with the federal government's bail out of the thrift industry. Any further significant changes in the deposit insurance assessment rate imposed by the FDIC could have a material effect on the earnings of the Company.

Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier I capital equal to
4.0 percent of risk-weighted assets. Tier I capital includes common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill. At December 31, 1997, the Company's total capital to risk-weighted assets was 14.3 percent, which is above the regulatory minimum requirements.

As a supplement to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier I capital yielding a leverage ration of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The Company's total capital to total assets ratio at December 31, 1997 was 10.1 percent.

The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical , to the requirements for bank holding companies which apply to the Company. At December 31, 1997, the Bank met all applicable capital requirements. Under FDICIA, the Federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

Safety and Soundness Guidelines

As required by federal law, the federal banking regulators have adopted interagency guidelines (the "Guidelines") establishing standards for safety and soundness for depository institutions on matters such as internal controls, internal audit systems, loan documentation, credit underwriting, interest rate risk exposure, asset growth and quality, earnings, and compensation and other benefits. In general, the Guidelines prescribe the goals to be achieved in each area, and each institution will be responsible for establishing its own procedures to achieve these goals. If an institution fails to comply with any of the standards set forth in the Guidelines, the institution's primary federal regulator may require the institution to submit a plan for achieving and maintaining compliance. The preamble to the Guidelines states that an agency expects a compliance plan from an institution whose failure to meet one or more standards is of such severity that it would threaten the safe and sound operation of the institution. Failure to submit an acceptable compliance plan, or failure to adhere to a compliance plan that has been accepted by the appropriate regulator, would constitute grounds for further enforcement action.

FDIC regulations also require all depository institutions to be examined annually by the banking regulators and require insured depository institutions having $500 million or more in total assets to prepare annual financial statements which are audited by an independent public accountant, to have an audit committee comprised solely of outside directors, and to hire outside auditors to evaluate the institution's internal control structure and procedures and compliance with laws and regulations relating to safety and soundness. For institutions that are subsidiaries of bank holding companies, the financial statement requirement can be satisfied by audited financial statements of the consolidated bank holding company. Other audit related requirements for subsidiary institutions that have total assets of less than $5 billion or assets of $5 billion or more and a composite CAMEL rating of 1 or 2 also may be satisfied by the parent bank holding company. The FDIC, in adopting the regulations, reiterated its belief that every depository institution, regardless of size, should have an annual independent audit and an independent audit committee.

Money Policy and Economic Conditions

The business of commercial banks, such as the Bank, is affected by monetary and fiscal policies of various regulatory agencies, including the FRB. Among the regulatory techniques available to the FRB are open market operations in United States Government securities, changing the discount rate for member bank borrowings, and imposing and changing the reserve requirement applicable to member bank deposits and to certain borrowings by member banks and their affiliates (including parent companies). These policies influence to a significant extent the overall growth and distribution of bank loans, investments and deposits and the interest rates charged on loans, as well as the interest rates paid on savings and time deposits.

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

Employees

As of December 31, 1997, 152 persons were employed by the Bank; 126 were full time employees and 26 were part time employees.

   Selected Statistical Information

   The following tables describe certain aspects of the Company's business in statistical form.

  DISTRIBUTION OF ASSETS, LIABILITIES AN SHAREHOLDERS' EQUITY

                                                                 Year Ended December 31 (Dollars in thousands)
                                                                 ---------------------------------------------
                                                       1997                            1996                         1995
                                      ----------------------------------------------------------------------------------------------
                                         Average                 Yield/   Average              Yield/  Average                Yield/
                                         Balance     Interest     Rate    Balance    Interest   Rate   Balance    Interest     Rate
                                      ----------------------------------------------------------------------------------------------
  ASSETS
   Interest earning assets:
      Loans (A) (B) (C)               $  158,193.   $ 15,789.    10.0%   $137,273.  $ 13,740.   10.0% $123,684.   $11,982.     9.7%
      Taxable investment
       securities (D)                     33,538.      2,189.     6.5      36,372.     2,443.    6.7    37,326.     2,634.     7.1
      Tax-exempt investment
       securities (A)                     16,864.      1,253.     7.4      14,732.     1,144.    7.8    12,986.     1,121.     8.6
      Federal funds sold                   1,357.         74.     5.5       1,309.        69.    5.3     2,333.       135.     5.8
                                      -----------   ---------            ---------  ---------         ---------   --------

        Total interest earning
         assets                          209,952.     19,305.     9.2     189,686.    17,396.    9.2   176,329.    15,872.     9.0

   Non-interest earnings assets:
      Cash and due from banks             10,442.                          10,572.                      14,358.
      Other assets                        14,871.                          12,106.                      10,120.
      Less allowance for loan loss        (1,866.)                         (1,784.)                     (1,606.)
                                      -----------                        ---------                    ---------
        Total assets                  $  233,399.                        $210,580.                    $199,201.
                                      ===========                        =========                    =========
  LIABILITIES AND SHAREHOLDERS' EQUITY
   Interest bearing liabilities:
      Demand deposits                 $   63,856.   $  2,163.     3.4    $ 62,657.  $  1,956.    3.1  $ 57,349.   $ 1,834.     3.2
      Savings deposits                    43,505.      1,485.     3.4      37,971.     1,293.    3.4    37,681.     1,243.     3.3
      Time deposits                       67,993.      3,612.     5.3      60,466.     3,178.    5.3    58,161.     3,039.     5.2
      Federal funds purchased                784.         42.     5.4         592.        33.    5.6
      Subordinated notes                                                       82.         9.   11.0     1,000.       110.    11.0

      Other borrowings                     1,404.        141.    10.0       1,105.       135.   12.2       994.       154.    15.5
                                      -----------   ---------            ---------  ---------         ---------    -------
        Total interest bearing
          liabilities                    177,542.      7,443.     4.2     162,873.     6,604.    4.1   155,185.     6,380.     4.1

  (continued)

                                                                 Year Ended December 31 (Dollars in thousands)
                                                                ---------------------------------------------
                                                    1997                           1996                            1995
                                       -------------------------------------------------------------------------------------------
                                        Average              Yield/   Average               Yield/    Average               Yield/
                                        Balance   Interest    Rate    Balance    Interest    Rate     Balance    Interest    Rate
                                       -------------------------------------------------------------------------------------------
LIABILITIES AND SHAREHOLDERS'
 EQUITY-continued
  Non-interest bearing liabilities:
     Demand deposits                  $ 30,004.                      $  24,557.                       $ 22,996.
     Other                               1,355.                          1,248.                          1,312.
     Common stock subject to
        repurchase obligation            4,227.                          2,894.                          1,848.
     Shareholders' equity               20,271.                         19,008.                         17,860.
                                      ---------                      ----------                       ---------
     Total liabilities and
        shareholders' equity          $233,399.                      $ 210,580.                       $199,201.
                                      =========                      ==========                       =========
     Net interest earnings                       $ 11,862.                       $  10,792.                       $  9,492.
                                                 =========                       ==========                       =========
     Net yield on interest
        earning assets                                       5.6%                             5.7%                            5.4%
                                                             ===                              ===                             ===

(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $392,000 and $48,000, respectively, for 1997; $369,000 and $23,000, respectively, for 1996; and $379,000 and $17,000, respectively, for 1995.

(B) Average balance includes average nonaccrual loan balances of $500,000 in 1997; $443,000 in 1996; and $284,000 in 1995.

(C) Interest income includes loan fees of $813,000 in 1997; $884,000 in 1996; and $472,000 in 1995.

(D) Average balance includes average unrealized gain (loss) of ($13,000) in 1997; $31,000 in 1996; and $69,000 in 1995 on available-for-sale securities. The yield was calculated without regard to this average unrealized gain (loss).

The following table sets forth the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:




                                            1997 COMPARED TO 1996                 1996 COMPARED TO 1995
        (Dollars in thousands)           Increase (Decrease) Due To             Increase (Decrease) Due To
---------------------------------------------------------------------------------------------------------------
Interest Income on:                     Volume          Rate        Net         Volume       Rate         Net

   Loans                                $2,088          $(39)     $2,049        $1,350       $ 408      $1,758

   Taxable investment securities          (186)          (68)       (254)          (66)       (125)       (191)

   Tax-exempt investment securities        160           (51)        109           142        (119)         23

   Federal funds sold                        3             2           5           (55)        (11)        (66)
                                        ------         -----      ------        ------       -----      ------
    Total interest earning assets       $2,065         $(156)     $1,909        $1,371       $ 153      $1,524
                                        ======         =====      ======        ======       =====      ======

Interest expense on:

   Demand deposits                      $   38         $ 169         207        $  167       $ (45)     $  122

   Savings deposits                        189             3         192            10          40          50

   Time deposits                           400            34         434           121          18         139

   Federal funds purchased                  10            (1)          9            33           0          33

   Subordinated notes                       (9)            0          (9)         (101)          0        (101)

   Other borrowings                         33           (27)          6            16         (35)        (19)
                                        ------         -----      ------        ------       -----      ------

    Total interest bearing liabilities  $  661         $ 178      $  839        $  246       $ (22)     $  224
                                        ======         =====      ======        ======       =====      ======

INVESTMENT PORTFOLIO

         The following table sets forth the fair value and carrying value of investment securities. The carrying value of available-for-sale securities is equal to fair value.


                                                                     DECEMBER 31
                                          1997                         1996                        1995
                               -------------------------------------------------------------------------------------
                                FAIR             CARRYING     FAIR          CARRYING        FAIR        CARRYING
   (Dollars in thousands)       VALUE             VALUE       VALUE           VALUE         VALUE         VALUE
--------------------------------------------------------------------------------------------------------------------
US Treasury and other US
  Government agencies and
  corporations                  $ 6,262           $ 6,262    $15,320         $15,320        $24,847       $24,847
States and political
  subdivisions                   20,885            20,560     19,342          19,035         14,934        14,534
Corporate securities             15,590            15,564     19,566          19,588         12,424        12,310

Other securities                  2,688             2,688      2,657           2,656          3,667         3,662
                                -------           -------    -------         -------        -------       -------

Total investment                $45,425           $45,074    $56,885         $56,599        $55,872       $55,353
 securities                     =======           =======    =======         =======        =======       =======



         The following table sets forth the carrying value of the maturities (of anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 1997.

                                                                      MATURING
------------------------------------------------------------------------------------------------------------------
 (Dollars in thousands)         WITHIN 1 YEAR           1 TO 5 YEARS         5 TO 10 YEARS         AFTER 10 YEARS
------------------------------------------------------------------------------------------------------------------
                              AMOUNT      YIELD       AMOUNT    YIELD       AMOUNT   YIELD         AMOUNT    YIELD
------------------------------------------------------------------------------------------------------------------
US Treasury and other US
Government agencies and
corporations                $ 4,210        6.21%      $ 2,052    5.75%
------------------------------------------------------------------------------------------------------------------
States and political
subdivisions                  4,108        5.06        12,801    5.27       $ 3,040   5.38%       $  611     5.72%
------------------------------------------------------------------------------------------------------------------
Corporate securities          4,847        6.29        10,717    6.41
------------------------------------------------------------------------------------------------------------------
Other securities                325        5.53         1,642    6.14                                721     7.49
------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------
      Total                 $13,490                   $27,212               $ 3,040               $1,332
------------------------------------------------------------------------------------------------------------------



         The weighted average interest yields were computed by multiplying the amortized cost of each security by its interest yield to give an annual dollar yield per security, adding the dollar yields per category an dividing the sum by the total amortized cost of securities of that category. Interest yields given above are not on a tax equivalent basis.

LOAN PORTFOLIO

Type of Loans

  The following table sets forth the classification of loans by major category:

                                                                         DECEMBER 31
     (Dollars in thousands)                    1997                1996               1995           1994           1993
--------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                                $ 74,819           $ 72,108           $ 51,940        $ 49,514        $ 47,011
Real estate mortgage                          49,144             47,561             41,293          43,054          42,525
Installment                                   34,778             33,009             30,004          27,771          22,978
                                            --------           --------           --------        --------          ------

         Total Loans                        $158,741           $152,678           $123,237        $120,339        $112,514
                                            ========           ========           ========        ========        ========


Maturities

         The following table sets forth the maturities of the loan portfolio at December 31, 1997, Also provided are the amounts due after one year classified according to interest rate sensitivity.


                                                                     MATURING
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)        Within 1 Year (A)         1 to 5 Years         After 5 Years             Total
------------------------------------------------------------------------------------------------------------
------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                    $    26,653             $ 26,118              $ 22,048              $ 74,819
------------------------------------------------------------------------------------------------------------
Real estate mortgages                 3,864                3,395                41,885                49,144
------------------------------------------------------------------------------------------------------------
Installment                           2,256               25,649                 6,873                34,778
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
           Total                $    32,773             $ 55,162              $ 70,806              $158,741
------------------------------------------------------------------------------------------------------------


------------------------------------------------------------------------------------------------------------
Loans maturing after one
year with:
------------------------------------------------------------------------------------------------------------
Fixed interest rates                                      33,677                 4,414
------------------------------------------------------------------------------------------------------------
Variable interest rates                                   21,485                66,392
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
           Total                                        $ 55,162              $ 70,806
------------------------------------------------------------------------------------------------------------


         (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

Non-Performing Loans

         Non-performing loans include nonaccrual loans and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:


                                                                         DECEMBER 31
     (Dollars in thousands)              1997              1996             1995               1994               1993
------------------------------------------------------------------------------------------------------------------------
Nonaccrual Loans:
Commercial, financial, and
agricultural                           $ 1,026            $   448           $   380            $  142             $  160
Real estate mortgage                         0                  0                24                 0                 71
Installment                                 61                  2                40                10                 68
                                 ---------------------------------------------------------------------------------------


                                         1,087                450               444               152                299

Loans contractually past due
90 days or more:
Commercial, financial, and
agricultural                             1,067                 82               353                 6                150
Real estate mortgage                       630                129                56                 0                 25
Installment                                966                165                 4                 5                  7
                                 ---------------------------------------------------------------------------------------


                                         2,663                376               413                11                182
                                 ---------------------------------------------------------------------------------------

                 Total                 $ 3,750            $   826           $   857            $  163             $  481
                                       =======            =======           ========           ======             ======
Percent of total loans
outstanding                               2.36%               .54%              .70%              .14%               .43%
                                       =======            =======           ========           ======             ======

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

         Interest of $73,000 and $27,000 was realized on nonaccrual loans during 1997 and 1996, respectively. Under original terms for these loans, interest income which would have been recorded approximates $137,000 and $55,000 in 1997 and 1996, respectively. There are no loan commitments outstanding to extend credit to these customers.

Potential Problem Loans

At December 31, 1997, the Company had approximately $3,136,000 in commercial, financial, and agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table sets forth changes in the allowance for loan losses:


                                                                Year Ended December 31
-----------------------------------------------------------------------------------------------------------------------------
       (Dollars in thousands)               1997             1996               1995               1994               1993
-----------------------------------------------------------------------------------------------------------------------------
-----------------------------------------------------------------------------------------------------------------------------
Balance at beginning of year             $  1,814         $  1,609           $  1,498           $  1,365           $  1,401
-----------------------------------------------------------------------------------------------------------------------------

Charge offs:
-----------------------------------------------------------------------------------------------------------------------------
 Commercial, financial, and
 agricultural                                 122               13                 87                 69                193
-----------------------------------------------------------------------------------------------------------------------------
  Installment                                 386              157                124                 93                124
-----------------------------------------------------------------------------------------------------------------------------
  Real estate                                   0                0                  0                  0                  0
-----------------------------------------------------------------------------------------------------------------------------
                                              508              170                211                162                317
-----------------------------------------------------------------------------------------------------------------------------

Recoveries:
-----------------------------------------------------------------------------------------------------------------------------
  Commercial, financial, and
  agricultural                                 31               43                 43                 30                138
-----------------------------------------------------------------------------------------------------------------------------
  Installment                                  66               62                 54                 82                139
-----------------------------------------------------------------------------------------------------------------------------
  Real estate                                                    3                  3                  3                  4
-----------------------------------------------------------------------------------------------------------------------------

                                               97              108                100                115                281
                                               --              ---                ---                ---                ---
-----------------------------------------------------------------------------------------------------------------------------
                    Net charge offs           411               62                111                 47                 36
-----------------------------------------------------------------------------------------------------------------------------
  Provision for loan losses                   460              267                222                180                  0
                                              ---              ---                ---                ---                  -
-----------------------------------------------------------------------------------------------------------------------------
            Balance at end of year       $  1,863         $  1,814           $  1,609           $  1,498           $  1,365
                                         ========         ========           ========           ========           ========
-----------------------------------------------------------------------------------------------------------------------------
    Average loans outstanding            $158,193         $137,273           $123,684           $119,637           $115,524
                                         ========         ========           ========           ========           ========
-----------------------------------------------------------------------------------------------------------------------------
Ratio of net charge offs to average
loans outstanding                             .26%             .05%               .09%               .04%               .03%
                                         ========         ========           ========           ========           ========
-----------------------------------------------------------------------------------------------------------------------------

The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profits. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, and historical loan loss experience.

In determining the 1993 provision for loan losses, management considered the fact that nonaccrual loan and past due loan amounts decreased from prior years. Also considered in determining the 1993 provision was the low level of charge offs and the decline in outstanding loans. The 1996, 1995 and 1994 provisions increased to provide for loan growth. The 1997 provision was increased to provide for loan growth and the increase in charge-offs and delinquencies. Several customers, including a large commercial borrower, declared bankruptcy during 1997 resulting in increased charge-offs.

Allocation of the Allowance for Loan Losses

The Securities and Exchange Commission's guide to the presentation of statistical information provides for a break down of the allowance for loan losses into major loan categories. The Company allocates the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being possible problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any future losses without regard to the category or categories in which the charged off loans are classified.

Even though such an allocation has inherent limitations, the Company has compiled the results of its various reviews and has made estimates of the risks which might be allocated to the respective loan categories.

The following table sets forth the allocation of the allowance for loan losses:


                                                                            DECEMBER 31
                                         1997                        1996                         1995
                             --------------------------------------------------------------------------------------

                                           Percent of                   Percent of                   Percent of
                                           Loans                        Loans                        Loans
                                           in each                      in each                      in each
                                           category of                  category of                  category of
  (Dollars in thousands)      Allowance    Total  Loans   Allowance     Total Loans    Allowance     Total Loans
-------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                 $     628       47.1%       $     351           47.2%      $     313          42.1%
-------------------------------------------------------------------------------------------------------------------
Real estate mortgage                98       31.0               95           31.2             83           33.5
-------------------------------------------------------------------------------------------------------------------
Installment                        321       21.9              177           21.6            157           24.4
-------------------------------------------------------------------------------------------------------------------
Unallocated                        816                       1,191                         1,056
                             ---------                   ---------                     ---------
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                             $   1,863      100.0%       $   1,814          100.0%     $   1,609          100.0%
                             =========      =====        =========          =====      =========          =====
-------------------------------------------------------------------------------------------------------------------



                                                            DECEMBER 31
                                              1994                       1993
                                     ---------------------------------------------------------

                                                    Percent of                  Percent of
                                                    Loans                       Loans
                                                    in each                     in each
                                                    category of                 category of
(Dollars in thousands)               Allowance      Total Loans   Allowance     Total Loans
----------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                          $    369      41.1%        $  344          41.8%
----------------------------------------------------------------------------------------------
Real estate mortgage                        86      35.8             85          37.8
----------------------------------------------------------------------------------------------
Installment                                147      23.1            133          20.4
----------------------------------------------------------------------------------------------
Unallocated                                896                      803
                                      --------                   ------
----------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------
                                      $  1,498    100.00%        $1,365         100.0%
                                      ========    ======         ======         ======
----------------------------------------------------------------------------------------------

DEPOSITS

The following table sets forth the average amount of deposits and rates paid for deposits:


                                                                    YEAR ENDED DECEMBER 31
                                                 1997                            1996                             1995
                               -------------------------------------------------------------------------------------------------
   (Dollars in thousands)              AMOUNT           RATE            AMOUNT           RATE           AMOUNT            RATE
--------------------------------------------------------------------------------------------------------------------------------
Non interest
 bearing demand                      $  30,004                         $ 24,557                         $ 22,996
 deposits
--------------------------------------------------------------------------------------------------------------------------------
Interest bearing
 demand deposits                        63,856              3.4%         62,657             3.1%          57,349             3.2%
--------------------------------------------------------------------------------------------------------------------------------
Saving deposits                         43,505              3.4          37,971             3.4           37,681             3.3
--------------------------------------------------------------------------------------------------------------------------------
Time deposits                           67,993              5.3          60,466             5.3           58,161             5.2
                                                                       --------                         --------
--------------------------------------------------------------------------------------------------------------------------------
                                     $ 205,358                         $185,651                         $176,187
                                     =========                         ========                         ========
                               -------------------------------------------------------------------------------------------------



The following table sets forth as of December 31, 1997, the aggregate amount of outstanding deposits (certificates of deposits) of $100,000 or more by maturity (in thousands of dollars):


          Three months or less                                 $   7,132.
          Over three months through six months                     5,278.
          Over six months through twelve months                    2,141.
          Over twelve months                                       1,886.
                                                               ----------
                                                               $  16,437.
                                                               ==========

RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios:


                                                                               YEAR ENDED DECEMBER 31
---------------------------------------------------------------------------------------------------------------------
                                                                 1997                 1996              1995
---------------------------------------------------------------------------------------------------------------------
Return on average assets                                          1.30%                1.45%            1.31%
---------------------------------------------------------------------------------------------------------------------
Return on average equity                                         14.96                16.09            14.64
---------------------------------------------------------------------------------------------------------------------
Dividend payout ratio                                            36.58                32.73            35.18
---------------------------------------------------------------------------------------------------------------------
Average equity to average assets ratio                            8.69                 9.03             8.97
---------------------------------------------------------------------------------------------------------------------


Average equity used in the above table excludes common stock subject to repurchase obligation.

ITEM 2.  PROPERTIES

The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 9 teller windows are available to serve the Bank's customers. The Bank owns eleven branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Kinderhook, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, one in North Adams, Michigan and one in Pennfield Township (Battle Creek), Michigan. The Bank also leases 1,700 square feet from a third party for use in its Battle Creek Loan Production Office. In addition, the Registrant owns a 15, 000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by one of it's Battle Creek branches. 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office, 762 square feet is leased to a local insurance company and 394 square feet is leased to community nonprofit organizations. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with nine of the branch offices having drive-in facilities and seven of the branches having automated teller machines.

All of the Registrant's and the Bank's facilities are maintained in good condition and are adequately insured. Management of Registrant believes the present facilities are adequate to meet both current and future needs.


ITEM 3.  LEGAL PROCEEDINGS

The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to it to date, management of the Registrant does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Registrant does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Registrant.


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON STOCK
         AND RELATED STOCKHOLDER MATTERS

"Common Stock Market Prices and Dividends" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
         OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 10 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.


ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk" on page 10 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements, the Notes thereto and Report of Independent Auditors included on pages 13 through 29 in the Annual Report to Shareholders for the year ended December 31, 1997 are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
         ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names of the directors, their ages as of February 28, 1998 principal occupations and year in which each was elected.


                                            PRINCIPAL OCCUPATION(S)             YEAR FIRST BECAME
      NAME OF DIRECTOR (1)           AGE    FOR PAST 5 YEARS (2)                DIRECTOR OF REGISTRANT
------------------------------------------------------------------------------------------------------
Jerry L. Towns  (3)                  63     President and Chief Executive
                                            Officer of Southern Michigan                        1982
                                            Bancorp, Inc. (Chairman of
                                            Southern Michigan Bank & Trust)

James T. Grohalski (3)               57     Executive Vice President and
                                            Chief Financial Officer of
                                            Southern Michigan Bancorp, Inc.                     1982
                                            (President of Southern Michigan
                                            Bank & Trust)

James Briskey                        64     Owner-Briskey Elevator (grain                       1982
                                            elevator operator)

H. Kenneth Cole                      49     Treasurer - Hillsdale College                       1998

William E. Galliers                  55     Co-owner and Chief Executive
                                            Officer-G & W Display Fixtures,                     1993
                                            Inc.

Nolan E. Hooker                      46     Owner-Hooker Oil Co. (distributor                   1991
                                            of heating oil)

Gregory J. Hull                      49     Farmer                                              1995

Thomas E. Kolassa                    50     Owner-The Planning Group                            1995
                                            (insurance)

James J. Morrison                    49     Owner-Morrison & Associates                         1991
                                            (insurance)

Jane L. Randall                      76     Owner-Dally Tire Co. (tire                          1982
                                            distributor)

Freeman E. Riddle                    65     Owner-Spoor & Parlin Farm                           1982
                                            Equipment
======================================================================================================


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

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Registrant and the Bank with respect to the fiscal year ended December 31, 1997 to the Company's Chief Executive Officer and the only other executive officer whose combined salary and bonus exceeded $100,000.

                          SUMMARY COMPENSATION TABLE


                                                                            ANNUAL COMPENSATION
                                                                            -------------------
                                                                                      ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR             SALARY ($) (1)       COMPENSATION ($)(2)
-----------------------------------------------------------------------------------------------------------------
Jerry L. Towns
      President and Chief Executive             1997                $146,059                     $5,978
      Officer of the Registrant and             1996                $149,201                     $5,978
      Chairman of the Bank                      1995                $134,190                     $6,038

James T. Grohalski
      Executive Vice President and              1997                $130,320                     $7,202
      Chief Financial Officer of the            1996                $135,225                     $7,191
      Registrant and President of the           1995                $123,968                     $7,239
      Bank


         (1) The amounts shown includes amounts deferred under the 401(k) provisions of the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank's Executives' Deferred Compensation Plan ("Deferred Compensation Plan").

         (2) The amounts shown include the following for 1997: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $2,600 and $3,000, respectively for Mr. Towns; and $3,796 and $3,000 respectively for Mr. Grohalski;
                  (ii) $378 and $406 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Towns' and Mr. Grohalski's benefit, respectively.


Retirement Benefits

Officers of the Registrant participate in the Southern Michigan Bank & Trust Retirement Plan (the "Retirement Plan"), which has been adopted by the Registrant. Under the terms of the Plan, a normal monthly retirement benefit is provided to covered employees who attain the age of 65. It provides for a normal retirement benefit after 30 years of credited service equal to 35% of a participant's actual monthly compensation based on the participant's highest consecutive five year average compensation (see column captioned "Remuneration"). For participants with less than 30 years credited service, reduced benefits are available in an amount equal to the normal retirement benefit reduced by 1/30 for each year of service less than 30. Participants are 100% vested after five years of credited service, and are subject to forfeiture upon termination of employment with credited service less than five years. The following table represents estimated normal annual benefits payable on a straight-life annuity basis upon retirement at age 65 and are not subject to deduction for social security benefits:

                               PENSION PLAN TABLE

                                                                               YEARS OF SERVICE
-------------------------------------------------------------------------------------------------------------------------
                REMUNERATION                              25                          30                           35
-------------------------------------------------------------------------------------------------------------------------
                  110,000                              $32,100                     $38,500                      $38,500
-------------------------------------------------------------------------------------------------------------------------
                  120,000                               35,000                      42,000                       42,000
-------------------------------------------------------------------------------------------------------------------------
                  130,000                               37,900                      45,500                       45,500
-------------------------------------------------------------------------------------------------------------------------
                  140,000                               40,800                      49,000                       49,000
-------------------------------------------------------------------------------------------------------------------------
                  150,000                               43,750                      52,500                       52,500
-------------------------------------------------------------------------------------------------------------------------


Jerry L. Towns has 26 years of credited service and $131,000 current covered remuneration. James T. Grohalski has 31 years of credited service and $118,000 current covered remuneration.

The Bank also has in effect supplemental retirement arrangements in the form of Executive Employee Salary Continuation Agreements with its executive officers under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the officer upon retirement at age 65, subject to reduction for credited service of less than 30 years on the same basis as under the Retirement Plan. The specified benefit under the salary continuation agreements is also payable beginning at the executive officers attaining age 65, if the officer is terminated or has his title, responsibility or compensation significantly lessened or the situs of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan but for a plan amendment which changed the Plan's benefit formula to comply with changes in pension laws and which substantially reduced the executive officers' benefits. For Jerry L. Towns, the specified annual benefits payable upon retirement at age 65 under the supplemental retirement arrangement is $16, 860. For James T. Grohalski, the specified annual benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060.

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


Directors' Fees

Currently, each director of the Bank whose principal occupation is not with the Bank, receives an annual fee of $6,000, which will be indexed for inflation beginning in 1998. In addition, outside directors are compensated $150 for each committee meeting attended and participate in a bonus program based upon the achievement of growth and profitability goals. The 1997 bonus paid to each outside director was $4,467.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 1998, the names and addresses of all beneficial owners of 5% or more of Registrant's common stock (its only authorized class of stock), showing the amount and nature of such beneficial ownership:


----------------------------------------------------------------------------------------------------------------------
                            NAME & ADDRESS OF                                AMOUNT & NATURE OF               PERCENT
     TITLE OF CLASS         BENEFICIAL OWNER                                 BENEFICIAL OWNERSHIP(1)          OF CLASS
----------------------------------------------------------------------------------------------------------------------
      Common Stock         Southern Michigan Bank & Trust
                           51 West Pearl Street                                371,160.5118 (a)                 19.319
                           Coldwater, Michigan  49036
----------------------------------------------------------------------------------------------------------------------

      Common Stock         Southern Michigan Bank & Trust
                           Employee Stock Ownership Plan                            144,125 (b)                  7.502
                           51 West Pearl Street
                           Coldwater, Michigan  49036

----------------------------------------------------------------------------------------------------------------------
      Common Stock         Harvey B. Randall
                           8391 Old U.S. 27 South                              132,885.6024 (c)                  6.917
                           Marshall, Michigan  49068
----------------------------------------------------------------------------------------------------------------------

      Common Stock         Estate of Max I. Larsen
                           410 East Chicago Street                             118,747.3964                      6.181
                           Coldwater, Michigan  49036
----------------------------------------------------------------------------------------------------------------------



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

                           (c)      Sole voting and investment power.

The following table sets forth, as of February 28, 1998, the total number of shares of Registrant's common stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Registrant as a group.


NAME OF INDIVIDUALS OR
NUMBER OF PERSONS IN                 AMOUNT AND NATURE OF                                  PERCENT OF
GROUP                                BENEFICIAL OWNERSHIP (1)               TOTAL            CLASS
-----------------------------------------------------------------------------------------------------
James Briskey                           9,680      (a)
                                        9,680      (b)                   19,360              1.008

H. Kenneth Cole                             0                                 0                  0

William E. Galliers                     1,490.7000 (b)                    1,490.7000            (2)

James T. Grohalski                      2,954.3759                        2,954.3759            (2)

Nolan E. Hooker                           737.4478 (b)                      737.4478            (2)

Gregory J. Hull                           636.9112 (b)                      636.9112            (2)

Thomas E. Kolassa                       1,035.1013                        1,035.1013            (2)

James J. Morrison                       2,233.6652 (b)                    2,233.6652            (2)

Jane L. Randall                         5,042.1587                        5,042.1587            (2)

Freeman E. Riddle                       4,050.1614 (a)
                                        2,224      (b)                    6,274.1614            (2)

Jerry L. Towns                             56      (a)
                                          153.3262 (b)                      209.3262            (2)

All directors and executive officers
as a group (11 persons)                39,973.8477                       39,973.8477         2.081


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

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The second paragraph of Note C to the consolidated financial statements on page 21 of the Annual Report to Shareholders for the year ended December 31, 1997 is incorporated herein by reference.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) and (2) The response to this portion of Item 14 is submitted as a separate section of this report.

                  (a)(3)   Exhibits (Numbered in accordance with Item 601 of
                                    Regulation S-K).

                           Exhibit  2 -     Not applicable.

                           Exhibit  3 -     Articles of Incorporation are
                                            incorporated by reference to Exhibit
                                            3 to the Company's Annual Report on
                                            Form 10-K for the year ended
                                            December 31, 1991 (file number
                                            2-78178).

                                            Amended and Restated By-Laws are
                                            included and filed as part of this
                                            Form 10-K.

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

                           Exhibit 10 -     Material Contracts - Executive
                                            Compensation Plans and Arrangements:
                                            (1) Master Agreements for Directors'
                                            Deferred Income Plan; (2) Composite
                                            form of Executive Employee Salary
                                            Continuation Agreement, as amended;
                                            and; (3) Master Agreements for
                                            Executives' Deferred Compensation
                                            Plan, as amended, are incorporated
                                            by reference to Exhibit 10 to the
                                            Registrant's Annual Report on Form
                                            10-K for the year ended December 31,
                                            1994 (file number 2-78178).

                           Exhibit 11 -     Statement Re: Computation of Per
                                            Share Earnings. See Note A, Notes to
                                            Consolidated Financial Statements,
                                            page 18.

                           Exhibit 12 -     Not applicable.

                           Exhibit 13 -     Registrant's 1997 Annual Report to
                                            Shareholders.

                                            With the exception of the
                                            information incorporated by
                                            reference included in Items
                                            3,5,6,7,7A,8 and 13, the 1997 Annual
                                            Report to Shareholders is furnished
                                            for the Commission's information
                                            only and is not deemed filed as part
                                            of this report.

                           Exhibit 16 -     Not applicable.

                           Exhibit 18 -     Not applicable.

                           Exhibit 21 -     Subsidiary of Registrant.

                           Exhibit 22 -     Not applicable.

                           Exhibit 23 -     Consent of Independent Auditors.

                           Exhibit 24 -     Not applicable.

                         Exhibit 27 -     Financial Data Schedule.


                  (b) No reports on Form 8-K were filed in the last Quarter of the period by this report.

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


                                                  SOUTHERN MICHIGAN BANCORP INC.

Dated:    MARCH 23, 1998                          By:     JAMES T. GROHALSKI
       ---------------------------                   ---------------------------
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



       JAMES BRISKEY                                      THOMAS E. KOLASSA
----------------------------------                  ----------------------------
James Briskey - Director                            Thomas E. Kolassa - Director



       H. KENNETH COLE                                    JAMES J. MORRISON
----------------------------------                  ----------------------------
H. Kenneth Cole - Director                          James J. Morrison - Director



        WILLIAM E. GALLIERS                                JANE L. RANDALL
----------------------------------                  ----------------------------
William E. Galliers - Director                      Jane L. Randall - Director



        JAMES T. GROHALSKI                                FREEMAN E. RIDDLE
----------------------------------                  ----------------------------
James T. Grohalski -                                Freeman E. Riddle - Director
Executive Vice President and Director
(Principal Financial & Accounting Officer)



        NOLAN E. HOOKER                                    JERRY L. TOWNS
----------------------------------                  ----------------------------
Nolan E. Hooker - Director                          Jerry L. Towns - President
                                                    Chief Executive Officer &
                                                    Director




         GREGORY J. HULL                              MARCH 23, 1998
----------------------------------                 -----------------------------
Gregory J. Hull - Director                         Date

                                 EXHIBIT INDEX


                                                              SEQUENTIALLY
EXHIBIT                                                         NUMBERED
NUMBER                         DESCRIPTION                        PAGE
-------                        -----------                    ------------
   3                      By-laws
  13                      Registrant's 1997 Annual Report
                          to Shareholders
  21                      Subsidiary of Registrant
  23                      Consent of Independent Auditors
  27                      Financial Data Schedule