Form 10-Q
period 1998-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 1998-05-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1998    Commission file number 2-78178
                      --------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
            (Exact name of registrant as specified in its charter)

         Michigan                                     38-2407501
         --------                                     ----------
(State or other jurisdiction of                    (I.R.S. Employer
  incorporation or organization)                Identification Number)

51 West Pearl Street, Coldwater, Michigan                     49036
-----------------------------------------                     -----
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code -- (517) 279-5500
                                                      --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 1,923,756 shares at April 30, 1998
------------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY



                                                                                                    March 31          December 31
                                                                                                      1998                1997
                                                                                           ---------------------------------------
                                                                                                           (Unaudited) (A)
                                                                                                           (In thousands)

ASSETS

     Cash and due from banks                                                                         $16,194            $16,848
     Federal funds sold                                                                                1,000              4,500
     Investment securities available-for-sale                                                         16,717             12,853
     Investment securities held to maturity (market value of $34,563 in 1998
           and $32,572 in 1997)                                                                       33,237             32,221
     Loans                                                                                           160,514            158,741
     Less allowance for loan losses                                                                   (1,915)            (1,863)
                                                                                              ---------------------------------
                                                                                                     158,599            156,878
     Premises and equipment                                                                            5,874              5,588
     Other assets                                                                                      9,912              9,643
                                                                                              ---------------------------------

                                    TOTAL ASSETS                                                    $241,533           $238,531
                                                                                              =================================


LIABILITIES AND SHAREHOLDERS' EQUITY

     Deposits:
          Non-interest bearing                                                                       $27,819            $30,923
          Interest bearing                                                                           179,923            176,142
                                                                                              ---------------------------------
                                                                                                     207,742            207,065
     Accounts payable and other liabilities                                                            2,702              2,977
    Other long-term borrowings                                                                         5,000              3,000
                                                                                              ---------------------------------
                                 TOTAL LIABILITIES                                                   215,444            213,042

    Common stock subject to repurchase obligation in ESOP                                              6,061              4,899

     Shareholders' equity:
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Outstanding--1,773,425 shares (1997-1,772,839)                                        4,433              4,432
          Capital surplus                                                                                898              1,914
          Retained earnings                                                                           14,687             14,218
          Net unrealized appreciation  on available-for-sale securities
                net of tax of $5 (1997--$13)                                                              10                 26
                                                                                              ---------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                           20,028             20,590
                                                                                              ---------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $241,533           $238,531
                                                                                              =================================

(A) The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.



CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
 INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY



                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                                 1998              1997
                                                                                    ---------------------------------------
                                                                                                (In thousands, except
                                                                                                 per share amounts)
Interest income:
     Loans, including fees                                                                     $3,951             $3,705
     Investment securities:
         Taxable                                                                                  537                625
         Tax exempt                                                                               243                222
     Other                                                                                         36                  6
                                                                                      ----------------------------------
                 Total interest income                                                          4,767              4,558
Interest expense:
     Deposits                                                                                   1,821              1,792
     Other                                                                                         84                 51
                                                                                      ----------------------------------
                 Total interest expense                                                         1,905              1,843
                                                                                      ----------------------------------
                 NET INTEREST INCOME                                                            2,862              2,715
Provision for loan losses                                                                         150                 75
                                                                                      ----------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                                      2,712              2,640
Non-interest income:
     Service charges on deposit accounts                                                          213                201
     Trust department                                                                             119                136
     Security gains                                                                                 0                  0
     Other                                                                                        230                 92
                                                                                      ----------------------------------
                                                                                                  562                429
                                                                                      ----------------------------------
                                                                                                3,274              3,069
Non-interest expenses:
     Salaries and benefits                                                                      1,110              1,021
     Occupancy                                                                                    181                176
     Equipment                                                                                    187                188
     Other                                                                                        771                734
                                                                                      ----------------------------------
                                                                                                2,249              2,119
                                                                                      ----------------------------------
INCOME BEFORE INCOME TAXES                                                                      1,025                950
Federal income taxes                                                                              268                207
                                                                                      ----------------------------------
NET INCOME                                                                                        757                743
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                                                      (16)              (106)
                                                                                      ----------------------------------
COMPREHENSIVE INCOME                                                                             $741               $637
                                                                                      ==================================

Basic and Diluted Earnings Per Share                                                            $0.39              $0.39
                                                                                      ==================================
Dividends Declared Per Share                                                                    $0.15              $0.13
                                                                                      ==================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                                        Three Months Ended
                                                                                                             March 31
                                                                                                       1998            1997
                                                                                            -----------------------------------
                                                                                                         (In thousands)

OPERATING ACTIVITIES

     Net income                                                                                        $757             $743
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                              150               75
                 Provision for depreciation                                                             115              123
                 Increase  in other assets                                                             (261)            (257)
                 Decrease in accounts payable and other liabilities                                    (180)            (379)
                                                                                             -------------------------------
                 Net cash provided by operating activities                                              581              305


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                                  2,342            2,099
     Purchases of investment securities                                                              (7,246)            (751)
     (Increase) decrease in federal funds sold                                                        3,500           (1,500)
     Net increase in loans                                                                           (1,871)             (36)
     Net increase in premises and equipment                                                            (401)             (87)
                                                                                             -------------------------------
                 Net cash used in investing activities                                               (3,676)            (275)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                                677             (253)
     Increase in other borrowings                                                                     2,000                0
     Common stock issued                                                                                147              110
     Cash dividends                                                                                    (383)            (323)
                                                                                             -------------------------------
                 Net cash provided by (used in) financing activities                                  2,441             (466)
                                                                                             -------------------------------
Decrease in cash and cash equivalents                                                                  (654)            (436)
Cash and cash equivalents at beginning of period                                                     16,848           13,520
                                                                                             -------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                         $16,194          $13,084
                                                                                             ===============================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 1998



NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1997.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have remained fairly steady during the first quarter of 1998. A complete overhaul of the Bank's personal checking accounts allowed the Bank to increase the number of deposit accounts and overcome the decline in deposits that the Company has traditionally experienced in the first quarter of the year.

Loans have increased by 1.1% in the first three months of 1998. The loan growth has occurred in the commercial portfolio while the real estate mortgage portfolio has declined. The commercial growth is due to an increase in borrowers' seasonal demands. The real estate mortgage decline is due to many existing customers rewriting their adjustable rate loans into fixed rate loans which are then sold to the secondary market. There were no loans held for sale as of March 31, 1998.

Investment securities increased by 10.8% during the first quarter of 1998. Funds received from increased Federal Home Loan Bank borrowings and funds transfered from federal funds sold were invested in the securities portfolio.

The Company has committed approximately $1,700,000 for the construction of a new branch office in Hillsdale, Michigan.

CAPITAL RESOURCES

The Federal Reserve Board (FRB) has adopted risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less goodwill.

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

The following table summarizes the Company's capital ratios as of March 31, 1998:

        Tier 1 risk-based capital ratio             13.63%
        Total risk-based capital ratio              14.69%
        Leverage ratio                              10.34%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $147,000 for the three month period ended March 31, 1998 compared to the same period in 1997. This increase is due to the reinvestment of funds held in overnight federal funds accounts into higher yielding loans and securities.

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

The provision for loan losses increased by $75,000 for the first quarter of 1998 compared to the same period in 1997. This increase occurred to provide for loan growth and increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of March 31, 1998.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $133,000 during the first quarter of 1998 compared to the same period in 1997. This increase is due primarily to gains recognized on the sale of real estate mortgage loans to the secondary market.

Non-interest Expense

Non-interest expenses increased by $130,000 for the three month period ended March 31, 1998 compared to the same period in 1997. The primary expense categories that increased in 1998 were salaries and benefits and advertising expenditures. Salaries and benefits increased due to an increase in the number of employees and normal cost of living adjustments. Advertising expenditures increased as the Bank revamped its checking products.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and to a lesser extent liquidity risk. Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value, however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

The Company measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds and mutual funds on which rates change daily and loans which are tied to the prime rate or a comparable index differ considerably from long-term investment securities and fixed-rate loans. Similarly, certificates of deposit and money market investment accounts are much more interest sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-earning assets over interest-bearing liabilities. In addition to reviewing the interest sensitivity gap, the Company also analyzes projected changes in market interest rates and the resulting effect on net interest income.

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Certain portions of the Bank's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company.

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1998. The Company had no derivative financial instruments, or trading portolio, as of that date. The expected maturity date values for loans receivable were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Investment securities are reported at the earlier of maturity date or anticipated call date. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.



                                                         Principal Amount Maturing in:                                       Fair
                                          ------------------------------------------------------------------------------    Value
                                          03/31/99   03/31/00   03/31/01   03/31/02    03/31/03 Thereafter   Total         03/31/98
                                          ------------------------------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans                19,418    12,423     9,318       7,186      4,859     4,427      57,631          57,684
                 Average interest rate       9.80%    10.00%    10.11%      10.21%     10.19%    10.01%       9.94%
  Variable interest rate loans             12,040       583       464       9,762     11,401    68,633     102,883         102,883
                 Average interest rate       9.18%     9.30%     9.60%       9.56%      9.61%     9.40%       9.39%
  Fixed interest rate securities           16,836    11,821     8,418       5,104      2,932     4,843      49,954          51,280
                 Average interest rate       5.98%     6.43%     5.45%       5.46%      5.40%     4.82%       6.25%
  Other interest bearing assets             1,000                                                            1,000           1,000
                 Average interest rate       5.29%                                                            5.29%

Rate sensitive liabilities:
  Interest bearing demand deposits         67,040                                                           67,040          67,040
                 Average interest rate       3.21%                                                            3.21%
  Savings deposits                         34,722     5,233     2,134       1,305        138         0      43,532          43,532
                 Average interest rate       2.80%     5.90%     5.50%       5.32%      5.73%                 3.38%
  Time deposits                            52,794     8,585     6,698       1,259         15         0      69,351          69,298
                 Average interest rate       5.39%     5.68%     5.83%       6.18%      5.64%                 5.33%
  Fixed interest rate borrowings                                                       5,000                 5,000           5,000
                 Average interest rate                                                  5.47%                 5.47%



PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  Financial Data Schedule

b.  There were no reports on Form 8-K filed in the first quarter of 1998.

                                      SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Southern Michigan Bancorp, Inc.
                                                 -------------------------------
                                                        (Registrant)


MAY 13, 1998                                     JERRY L. TOWNS
------------                                     -------------------------------
Date                                             Jerry L. Towns, President and
                                                   Chief Executive Officer

MAY 13, 1998                                     JAMES T. GROHALSKI
------------                                     -------------------------------
Date                                             James T. Grohalski, Executive
                                                  Vice-President (Principal
                                                   Financial and Accounting
                                                   Officer)

                               INDEX TO EXHIBITS



EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

   27                          FINANCIAL DATA SCHEDULE