Form 10-Q
period 1998-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 1998-08-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1998    Commission file number 2-78178
                      -------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                         38-2407501
         --------                                         ----------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                  Number)

51 West Pearl Street, Coldwater, Michigan                     49036
-----------------------------------------                     -----
(Address of principal executive offices)                    (Zip Code)

Registrant's telephone number, including area code -- (517) 279-5500
                                                       -------------

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

Common Stock, $2.50 Par Value - 1,872,677 shares at July 31, 1998
-----------------------------------------------------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY


                                                                                        June 30         December 31
                                                                                          1998              1997
                                                                                    ------------------------------------
                                                                                               (Unaudited) (A)
                                                                                               (In thousands)

ASSETS
     Cash and due from banks                                                                 $17,265            $16,848
     Federal funds sold                                                                        3,500              4,500
     Investment securities available-for-sale                                                 22,748             12,853
     Investment securities held to maturity (market value of $32,345 in 1998
           and $32,572 in 1997)                                                               32,028             32,221
     Loans                                                                                   161,907            158,741
     Less allowance for loan losses                                                           (1,982)            (1,863)
                                                                                    ------------------------------------
                                                                                             159,925            156,878
     Premises and equipment                                                                    6,187              5,588
     Other assets                                                                             10,079              9,643
                                                                                    ------------------------------------
                                    TOTAL ASSETS                                            $251,732           $238,531
                                                                                    ====================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                               $33,485            $30,923
          Interest bearing                                                                   185,916            176,142
                                                                                    ------------------------------------
                                                                                             219,401            207,065
     Accounts payable and other liabilities                                                    2,719              2,977
    Other long-term borrowings                                                                 5,000              3,000
                                                                                    ------------------------------------
                                 TOTAL LIABILITIES                                           227,120            213,042
    Common stock subject to repurchase obligation in ESOP                                      6,620              4,899
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Outstanding--1,722,229 shares (1997-1,772,839)                                4,306              4,432
          Capital surplus (deficit)                                                           (1,729)             1,914
          Retained earnings                                                                   15,397             14,218
          Net unrealized appreciation  on available-for-sale securities
                net of tax of $9 (1997--$13)                                                      18                 26
                                                                                    ------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                   17,992             20,590
                                                                                    ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $251,732           $238,531
                                                                                    ====================================

(A) The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
  INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                            Three Months Ended                  Six Months Ended
                                                                                 June 30                            June 30
                                                                        1998                1997            1998           1997
                                                           -----------------------------------------------------------------------
                                                                                (In thousands, except per share amounts)

Interest income:
     Loans, including fees                                              $4,069             $3,963          $8,020          $7,668
     Investment securities:
         Taxable                                                           537                584           1,074           1,209
         Tax exempt                                                        254                201             497             423
     Other                                                                  83                 18             119              24
                                                           -----------------------------------------------------------------------
                 Total interest income                                   4,943              4,766           9,710           9,324
Interest expense:
     Deposits                                                            1,861              1,793           3,682           3,585
     Other                                                                  79                 41             163              92
                                                           -----------------------------------------------------------------------
                 Total interest expense                                  1,940              1,834           3,845           3,677
                                                           -----------------------------------------------------------------------
                                 NET INTEREST INCOME                     3,003              2,932           5,865           5,647
Provision for loan losses                                                  150                 75             300             150
                                                           -----------------------------------------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                               2,853              2,857           5,565           5,497
Non-interest income:
     Service charges on deposit accounts                                   247                211             460             412
     Trust department                                                      126                155             245             291
     Security gains                                                                             5                               5
     Secondary market gains                                                250                104             403             131
     Other                                                                 215                210             292             275
                                                           -----------------------------------------------------------------------
                                                                           838                685           1,400           1,114
                                                           -----------------------------------------------------------------------
                                                                         3,691              3,542           6,965           6,611
Non-interest expenses:
     Salaries and benefits                                               1,156              1,094           2,266           2,115
     Occupancy                                                             173                169             354             345
     Equipment                                                             188                181             375             369
     Other                                                                 845                871           1,616           1,605
                                                           -----------------------------------------------------------------------
                                                                         2,362              2,315           4,611           4,434
                                                           -----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               1,329              1,227           2,354           2,177
Federal income taxes                                                       338                333             606             540
                                                           -----------------------------------------------------------------------
NET INCOME                                                                 991                894           1,748           1,637
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                                 8                 69              (8)            (37)
                                                           -----------------------------------------------------------------------
COMPREHENSIVE INCOME                                                      $999               $963          $1,740          $1,600
                                                           =======================================================================

Basic and Diluted Earnings Per Share                                     $0.52              $0.47           $0.91           $0.86
                                                           =======================================================================
Dividends Declared Per Share                                             $0.15              $0.12           $0.30           $0.25
                                                           =======================================================================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                                 Six Months Ended
                                                                                                      June 30
                                                                                              1998               1997
                                                                                 ---------------------------------------
                                                                                                  (In thousands)

OPERATING ACTIVITIES

     Net income                                                                               $1,748             $1,637
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                       300                150
                 Provision for depreciation                                                      235                236
                 Increase  in other assets                                                      (432)              (136)
                 Decrease in accounts payable and other liabilities                             (156)              (194)
                                                                                 ---------------------------------------
                 Net cash provided by operating activities                                     1,695              1,693


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                           6,971              9,472
     Purchases of investment securities                                                      (16,685)            (1,701)
     Decrease in federal funds sold                                                            1,000
     Net increase in loans                                                                    (3,347)            (8,818)
     Net increase in premises and equipment                                                     (834)              (468)
                                                                                 ---------------------------------------
                 Net cash used in investing activities                                       (12,895)            (1,515)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                      12,336             (5,295)
     Increase in federal funds purchased                                                                          6,900
     Increase in other borrowings                                                              2,000
     Common stock issued                                                                         251                190
     Common stock repurchased and retired                                                     (2,299)
     Cash dividends                                                                             (671)              (800)
                                                                                 ---------------------------------------
                 Net cash provided by financing activities                                    11,617                995
                                                                                 ---------------------------------------
Increase in cash and cash equivalents                                                            417              1,173
Cash and cash equivalents at beginning of period                                              16,848             13,520
                                                                                 ---------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                  $17,265            $14,693
                                                                                 =======================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 1998



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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have increased by 6.0% during the first six months of 1998. A complete overhaul of the Bank's personal checking accounts at the beginning of 1998 allowed the Bank to increase the number of deposit accounts. The Bank experienced an increase not only in demand deposit accounts, but in other deposit accounts as well as customers opened secondary accounts to supplement their new checking accounts. Approximately $4,000,000 of the increase represents short-term deposits which are likely to be withdrawn prior to the end of 1998.

Loans have increased by 2.0% in the first six months of 1998. The loan growth has occurred in the commercial portfolio while the real estate mortgage portfolio has declined. The commercial growth is due to an increase in borrowers' seasonal demands. The real estate mortgage decline is due to many existing customers rewriting their adjustable rate loans into fixed rate loans which are then sold to the secondary market. There were no loans held for sale as of June 30, 1998.

Investment securities increased by 21.5% during the first six months of 1998. Funds received from increased Federal Home Loan Bank borrowings and funds transferred from federal funds sold were invested in the securities portfolio.

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

The following table summarizes the Company's capital ratios as of June 30, 1998:

                  Tier 1 risk-based capital ratio             12.49%
                  Total risk-based capital ratio              13.56%
                  Leverage ratio                               9.54%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

The Company repurchased and retired 51,000 shares of outstanding common stock during the second quarter of 1998.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $171,000 and $218,000 for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. This increase is due to the reinvestment of funds held in overnight federal funds accounts into higher yielding loans and securities.

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

The provision for loan losses increased by $75,000 and $150,000 for the three and six month periods ended June 30,1998 compared to the same periods in 1997. This increase occurred to provide for loan growth and increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of June 30, 1998.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $153,000 and $286,000 for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. This increase is due primarily to gains recognized on the sale of real estate mortgage loans. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of sale and receives a fee in order to service the loans. During this period of relatively low interest rates, the Bank has generated large volumes of fixed rate mortgage loans.

Non-interest Expense

Non-interest expenses increased by $47,000 and $177,000 for the three and six month periods ended June 30, 1998 compared to the same periods in 1997. The primary expense categories that increased in 1998 were salaries and benefits and advertising expenditures. Salaries and benefits increased due to an increase in the number of employees and normal cost of living adjustments. Advertising expenditures increased as the Bank revamped its checking account products.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of June 30, 1998. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Investment securities are reported at the earlier of maturity date or anticipated call date. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.


                                                                          Principal Amount Maturing in:
                                           ----------------------------------------------------------------------------------------
                                              06/30/99        06/30/00         06/30/01            06/30/02         06/30/03
                                           ----------------------------------------------------------------------------------------

Rate sensitive assets:
  Fixed interest rate loans                    $9,658          $5,748           $9,697             $12,943         $10,134
                 Average interest rate          9.43%          10.00%           10.13%               9.95%           9.95%
  Variable interest rate loans                 29,117           1,747            2,502               4,512           4,900
                 Average interest rate          9.55%           9.37%            9.00%               8.86%           8.90%
  Fixed interest rate securities               19,211           8,990           11,206               5,344           3,249
                 Average interest rate          5.70%           5.69%            5.68%               5.65%           5.71%
  Other interest bearing assets                 3,500
                 Average interest rate          5.43%

Rate sensitive liabilities:
  Interest bearing demand deposits            $75,450
                 Average interest rate          3.16%
  Savings deposits                             35,972           4,041            1,481                 730               0
                 Average interest rate          2.76%           5.60%            5.50%               5.40%
  Time deposits                                49,268           8,935            6,754                 803               0
                 Average interest rate          5.62%           5.40%            5.50%               5.48%
  Fixed interest rate borrowings                                                                                     5,000
                 Average interest rate                                                                               5.47%






                                                                                 Fair
                                               Principal Amount Maturing in:    Value
                                           --------------------------------
                                              Thereafter        Total         06/30/98
                                           ---------------------------------------------

Rate sensitive assets:
  Fixed interest rate loans                      $11,461        $59,641         $60,663
                 Average interest rate             9.93%          9.92%
  Variable interest rate loans                    59,489        102,267         102,267
                 Average interest rate             8.97%          9.31%
  Fixed interest rate securities                   6,776         54,776          55,093
                 Average interest rate             5.90%          5.73%
  Other interest bearing assets                                   3,500           3,500
                 Average interest rate                            5.43%

Rate sensitive liabilities:
  Interest bearing demand deposits               $              $75,450         $75,450
                 Average interest rate                            3.21%
  Savings deposits                                 2,482         44,706          44,706
                 Average interest rate             5.62%          3.32%
  Time deposits                                        0         65,760          65,890
                 Average interest rate                            5.47%
  Fixed interest rate borrowings                                  5,000           5,000
                 Average interest rate                            5.47%


PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 20, 1998 at Southern Michigan Bank & Trust. The following items were approved by the shareholders at the Annual Meeting:

a. Amendment of the Company's Articles of Incorporation to provide for a staggered board of directors, to provide that a Director may be removed only for cause, to permit new Directorships to be created and filled only by the shareholders or by the affirmative vote of not less than 80% of the Directors then in office and to permit vacancies to be filled only by the affirmative vote of not less than 80% of the Directors then in office.

b. Election of James P. Briskey, H. Kenneth Cole, William E. Galliers, James T. Grohalski, Nolan E. Hooker, Gregory J. Hull, Thomas E. Kolassa, James J. Morrison, Jane L. Randall, Freeman E. Riddle and Jerry L. Towns as directors.

c. Amendment of the Company's Articles of Incorporation to eliminate a provision permitting shareholder action by less than unanimous written consent in lieu of a meeting.

d. Amendment of the Company's Articles of Incorporation to require the affirmative vote of the holders of not less than two-thirds of the voting stock to alter, amend, repeal or adopt certain provisions of the Articles of Incorporation and Bylaws, or 80% of the Directors then in office to alter, amend, repeal or adopt certain provisions of the Bylaws.

e. Amendment of the Company's Article of Incorporation to authorize 100,000 shares of Preferred Stock.

f. Ratification of the selection of Crowe, Chizek and Company LLP as Independent Auditors for 1998.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  Financial Data Schedule

b. There were no reports on Form 8-K filed in the second quarter of 1998.

                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Southern Michigan Bancorp, Inc.
                                                 -------------------------------
                                                          (Registrant)

AUGUST 12, 1998                                  JERRY L. TOWNS
---------------                                  --------------
Date                                             Jerry L. Towns, President and
                                                   Chief Executive Officer

AUGUST 12, 1998                                  JAMES T. GROHALSKI
---------------                                  ------------------
Date                                             James T. Grohalski, Executive
                                                   Vice-President (Principal
                                                   Financial and Accounting
                                                   Officer)

                                 Exhibit Index
                                 -------------



Exhibit No.                    Description
-----------                    -----------

    27                         Financial Data Schedule