Form 10-Q
period 1998-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 1998-11-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


    For the quarter ended September 30, 1998 Commission file number 2-78178
                          ------------------                        -------


                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                          38-2407501
         --------                                          ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                  Number)

51 West Pearl Street, Coldwater, Michigan                       49036
-----------------------------------------                       -----
(Address of principal executive offices)                      (Zip Code)

Registrant's telephone number, including area code -- (517) 279-5500
                                                      --------------

Indicate by check mark whether registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No.
                                       -

Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date:

Common Stock, $2.50 Par Value - 1,872,677 shares at October 31, 1998 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY



                                                                                       September 30        December 31
                                                                                           1998                1997
                                                                                    ---------------------------------------
                                                                                                   (Unaudited) (A)
                                                                                                   (In thousands)

ASSETS
     Cash and due from banks                                                                    $17,192            $16,848
     Federal funds sold                                                                           4,500              4,500
     Investment securities available-for-sale                                                    29,403             12,853
     Investment securities held to maturity (market value of $29,405 in 1998
           and $32,572 in 1997)                                                                  28,877             32,221
     Loans                                                                                      161,262            158,741
     Less allowance for loan losses                                                              (1,985)            (1,863)
                                                                                    ---------------------------------------
                                                                                                159,277            156,878
     Premises and equipment                                                                       6,969              5,588
     Other assets                                                                                11,019              9,643
                                                                                    ---------------------------------------
                                    TOTAL ASSETS                                               $257,237           $238,531
                                                                                    =======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                                  $31,963            $30,923
          Interest bearing                                                                      192,068            176,142
                                                                                    ---------------------------------------
                                                                                                224,031            207,065
     Accounts payable and other liabilities                                                       2,654              2,977
    Other long-term borrowings                                                                    5,000              3,000
                                                                                    ---------------------------------------
                                 TOTAL LIABILITIES                                              231,685            213,042
    Common stock subject to repurchase obligation in ESOP                                         6,481              4,899
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:

                 Authorized--4,000,000 shares
                 Outstanding--1,721,950 shares (1997-1,772,839)                                   4,305              4,432
          Capital surplus (deficit)                                                              (1,589)             1,914
          Retained earnings                                                                      16,079             14,218
          Net unrealized appreciation  on available-for-sale securities
                net of tax of $144 (1997--$13)                                                      276                 26
                                                                                    ---------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                      19,071             20,590
                                                                                    ---------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                     $257,237           $238,531
                                                                                    =======================================

(A) The balance sheet at December 31, 1997 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
  INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                          Three Months Ended                  Nine Months Ended
                                                                             September 30                       September 30
                                                                         1998              1997             1998            1997
                                                           -----------------------------------------------------------------------
                                                                                (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                              $4,070             $4,085         $12,090         $11,753
     Investment securities:
         Taxable                                                           606                510           1,680           1,719
         Tax exempt                                                        297                213             794             636
     Other                                                                  95                  8             214              32
                                                           -----------------------------------------------------------------------
                 Total interest income                                   5,068              4,816          14,778          14,140
Interest expense:
     Deposits                                                            1,993              1,865           5,675           5,450
     Other                                                                 128                 43             291             135
                                                           -----------------------------------------------------------------------
                 Total interest expense                                  2,121              1,908           5,966           5,585
                                                           -----------------------------------------------------------------------
                                 NET INTEREST INCOME                     2,947              2,908           8,812           8,555
Provision for loan losses                                                  150                145             450             295
                                                           -----------------------------------------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                               2,797              2,763           8,362           8,260
Non-interest income:
     Service charges on deposit accounts                                   252                215             712             627
     Trust department                                                      132                125             377             416
     Security gains                                                                             0                               5
     Secondary market gains                                                168                 34             571             165
     Other                                                                 185                162             477             462
                                                           -----------------------------------------------------------------------
                                                                           737                536           2,137           1,675
                                                           -----------------------------------------------------------------------
                                                                         3,534              3,299          10,499           9,935
Non-interest expenses:
     Salaries and benefits                                                 996              1,067           3,262           3,182
     Occupancy                                                             186                186             540             531
     Equipment                                                             204                188             579             557
     Other                                                                 826                772           2,442           2,402
                                                           -----------------------------------------------------------------------
                                                                         2,212              2,213           6,823           6,672
                                                           -----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               1,322              1,086           3,676           3,263
Federal income taxes                                                       341                277             947             817
                                                           -----------------------------------------------------------------------
NET INCOME                                                                 981                809           2,729           2,446
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                               258                 32             250              (5)
                                                           -----------------------------------------------------------------------
COMPREHENSIVE INCOME                                                    $1,239               $841          $2,979          $2,441
                                                           =======================================================================

Basic and Diluted Earnings Per Share                                     $0.52              $0.42           $1.43           $1.28
                                                           =======================================================================
Dividends Declared Per Share                                             $0.16              $0.13           $0.46           $0.38
                                                           =======================================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                         Nine Months Ended
                                                                                            September 30
                                                                                      1998                1997
                                                                           ---------------------------------------
                                                                                            (In thousands)

OPERATING ACTIVITIES

     Net income                                                                         $2,729             $2,446
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                 450                295
                 Provision for depreciation                                                361                380
                 Increase  in other assets                                              (1,507)              (500)
                 Decrease in accounts payable and other liabilities                       (239)              (200)
                                                                           ---------------------------------------
                 Net cash provided by operating activities                               1,794              2,421


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                    11,784             12,737
     Purchases of investment securities                                                (24,609)            (3,326)
     Net increase in loans                                                              (2,849)            (9,159)
     Net increase in premises and equipment                                             (1,742)              (614)
                                                                           ---------------------------------------
                 Net cash used in investing activities                                 (17,416)              (362)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                16,966             (6,535)
     Increase in federal funds purchased                                                                    1,500
     Increase in other borrowings                                                        2,000
     Common stock issued                                                                   251                290
     Common stock repurchased and retired                                               (2,299)
     Cash dividends                                                                       (952)              (801)
                                                                           ---------------------------------------
                 Net cash provided by financing activities                              15,966             (5,546)
                                                                           ---------------------------------------
Increase in cash and cash equivalents                                                      344             (3,487)
Cash and cash equivalents at beginning of period                                        16,848             13,520
                                                                           ---------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $17,192            $10,033
                                                                           =======================================


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 1998




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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have increased by 8.2% during the first nine months of 1998. A complete overhaul of the Bank's personal checking accounts at the beginning of 1998 allowed the Bank to increase the number of deposit accounts. The Bank experienced an increase not only in demand deposit accounts, but in other deposit accounts as well as customers opened secondary accounts to supplement their new checking accounts. Also contributing to the increase in deposits is the recent turmoil in the stock market. An unknown amount of deposits may leave the Bank's savings and money market accounts when customers regain confidence in the stock market.

Loans have increased by 1.6% in the first nine months of 1998. The loan growth has occurred in the commercial portfolio while the real estate mortgage portfolio has declined. The commercial growth is due to an increase in borrowers' seasonal demands and a healthy economy. The real estate mortgage decline is due to many existing customers rewriting their adjustable rate loans into fixed rate loans which are then sold to the secondary market. There were no loans held for sale as of September 30, 1998.

Investment securities increased by 29.3% during the first nine months of 1998. Funds received from increased Federal Home Loan Bank borrowings and funds transferred from federal funds sold were invested in the securities portfolio.

The Bank opened a new branch office in Hillsdale, Michigan in October 1998 at an approximate cost of $1,700,000. There were no significant fixed asset commitments as of September 30, 1998.

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

The following table summarizes the Company's capital ratios as of September 30, 1998:

                  Tier 1 risk-based capital ratio             12.71%
                  Total risk-based capital ratio              13.76%
                  Leverage ratio                               9.39%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

During the nine month period ended September 30, 1998, the Company has repurchased and retired 51,000 shares of outstanding common stock.

RESULTS OF OPERATIONS

Net Interest Income
-------------------

Net interest income increased by $39,000 and $257,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. This increase is due to the reinvestment of funds held in overnight federal funds accounts into higher yielding loans and securities.

Provision for Loan Losses
-------------------------

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

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

The provision for loan losses increased by $5,000 and $155,000 for the three and nine month periods ended September 30,1998 compared to the same periods in 1997. This increase occurred to provide for loan growth and increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of September 30, 1998.

Non-interest Income
-------------------

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $201,000 and $462,000 for the three and nine month periods ended September 30, 1998 compared to the same periods in 1997. This increase is due primarily to gains recognized on the sale of real estate mortgage loans. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of sale and receives a fee in order to service the loans. During this period of relatively low interest rates, the Bank has generated large volumes of fixed rate mortgage loans.

Non-interest Expense
--------------------

Non-interest expenses decreased by $1,000 the three month period ended September 30, 1998 compared to the same period in 1997 as the result of fewer employees during the third quarter of 1998 compared to the third quarter of 1997. It is anticipated that most of the open positions will be filled in the fourth quarter of 1998 and that the number of employees at the end of 1998 will be comparable to 1997.

Non-interest expenses increased by $151,000 during the nine month period ended September 30, 1998 compared to the same period in 1997. The primary expense categories that increased in 1998 were salaries and benefits, advertising expenditures and mortgage servicing amortization. Salaries and benefits increased due to a higher average number of employees for year to date 1998 compared to 1997 and normal cost of living adjustments. Advertising expenditures increased as the Bank revamped its checking account products. Mortgage servicing amortization increased as the number of real estate mortgage loans sold to the secondary market increased.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations--Continued

Year 2000
---------

The Company has developed a plan to assess Year 2000 issues. As part of the plan, the Company has identified all critical business processes and established a priority schedule for assessment of each process. The Company is in the process of testing hardware and software for Year 2000 compliance and expects to complete the testing of critical business systems by December 31, 1998.

The Company has initiated formal communications with all of its critical vendors and service providers to determine the extent to which the Company is vunerable to any failure of those third parties to remedy their own Year 2000 issues. However, there can be no guarantee that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Critical companies include power companies and phone systems. Therefore, the Company could possibly be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing this issue. The Company expects to have vendor and service provider reports on their Year 2000 issues by March 1999.

Once the testing of critical business systems and vendor communications phases are complete, the Company will implement contingency plans as necessary. The contingency plans are expected to be implemented and tested by September 1999.

The Company will incur remediation and testing costs relating to Year 2000 issues through the Year 2000, but does not anticipate that material incremental costs will be incurred in any single period. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based upon management's best estimates. However, there can be no guarantee that these estimates will be achieved and actual results could differ materially from those anticipated.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of September 30, 1998. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Investment securities are reported at the earlier of maturity date or anticipated call date. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.



                                                                                                                             Fair
                                                            Principal Amount Maturing in:                                   Value
                                             ------------------------------------------------------------------------------
                                             09/30/99    09/30/00    09/30/01    09/30/02   09/30/03   Thereafter   Total  09/30/98
                                             ---------------------------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans                   $10,473     $6,594      $7,754      $11,570    $10,689     $11,627   $58,707  $63,044

                 Average interest rate          9.85%     10.67%      10.12%        9.96%      9.80%       9.93%    10.05%

  Variable interest rate loans                 78,848      8,799       5,441        1,677      5,281       2,509   102,555  102,555

                 Average interest rate          8.94%      9.01%       9.04%        9.36%      9.11%       8.95%     9.05%

  Fixed interest rate securities               21,038     10,433       6,076        5,675      5,939       9,119    58,280   58,808

                 Average interest rate          5.99%      6.08%       6.15%        6.12%      6.11%       8.38%     6.61%

  Other interest bearing assets                 4,500                                                                4,500    4,500

                 Average interest rate          5.46%                                                                5.46%



Rate sensitive liabilities:

  Interest bearing demand deposits            $79,363                                                              $79,363  $79,363

                 Average interest rate          2.90%                                                                2.90%

  Savings deposits                             36,268      3,271       1,345          584          0       3,680    45,148   45,148

                 Average interest rate          2.30%      5.29%       5.31%        5.30%                  5.31%     3.29%

  Time deposits                                48,683     11,099       6,034        1,741          0           0    67,557   67,920

                 Average interest rate          5.39%      5.59%       5.77%        5.84%                            5.50%

  Fixed interest rate borrowings                                                               5,000                 5,000    5,000

                 Average interest rate                                                         5.47%                 5.47%

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  Financial Data Schedule

b. There were no reports on Form 8-K filed in the third quarter of 1998.







                                   SIGNATURES
                                   ----------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Southern Michigan Bancorp, Inc.
                                                 -------------------------------
                                                         (Registrant)

NOVEMBER 12, 1998                                /S/ JERRY L. TOWNS
-----------------                                ------------------
Date                                              Jerry L. Towns, President and
                                                   Chief Executive Officer

NOVEMBER 12, 1998                               /S/ JAMES  T. GROHALSKI
-----------------                               -----------------------
Date                                            James T. Grohalski, Executive
                                                 Vice-President (Principal
                                                 Financial and Accounting
                                                 Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
------- ---                    -----------
   EX. 27                      Financial Data Schedule