Form 10-K405
period 1998-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 1999-03-30
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D. C. 20549

                                    FORM 10-K

                  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


FOR FISCAL YEAR ENDED DECEMBER 31, 1998          COMMISSION FILE NO.   2-78178
                                                                    ------------

                         SOUTHERN MICHIGAN BANCORP, INC.
          -------------------------------------------------------------
             (Exact name of registrant as specified in its charter)

       Michigan                                              38-2407501
-------------------------------                         --------------------
(State or other jurisdiction of                          (I.R.S.Employer
 incorporation or organization)                          Identification No.)

51 West Pearl Street, Coldwater, Michigan                      49036
-----------------------------------------               --------------------
(Address of principal executive offices)                     (Zip Code)

Registrant's telephone number, including area code:  (517) 279-5500
                                                     --------------

Securities registered pursuant to Section 12(b) or 12(g) of  the Act:
   None


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days . Yes X No
                                        --    --
Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. X
            --
The aggregate market value of the Registrant's common stock, par value $2.50 per share (based on the average of the bid and asked prices) held by non-affliliates of the registrant as of March 1, 1999 was $63,142,000.

The number of shares outstanding of the Registrant's common stock as of March 1, 1999 was 1,857,130 shares (including common stock subject to repurchase obligation).


DOCUMENT INCORPORATED BY REFERENCE

Portions of the Annual Report to Shareholders for the year ended December 31, 1998, are incorporated by reference into Part II hereof.

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

The Bank's Trust Department offers a wide variety of fiduciary services to individuals, businesses, not-for-profit organizations and governmental entities, including services as trustee for personal, corporate, pension, profit sharing, and other employee benefit trusts. The Bank also provides security custodial services as an agent, acts as the personal representative for estates and as a fiscal, paying and escrow agent for corporate customers and governmental entities.

The Bank also offers securities brokerage services through an unaffiliated broker. The Bank maintains correspondent banking relationships with several other larger banks, which involve check clearing operations, transfer of funds, loan participations, and the purchase and sale of federal funds and other similar services.

Competition

The banking business in the Bank's market area is highly competitive. The Bank competes with other banks, savings and loan associations, credit unions and finance companies. Banks and other financial institutions from surrounding areas maintain branches within the Bank's service area and offer additional competition. The Bank is also faced with increasing competition from non-depository financial intermediaries, such as large retailers, investment banks and securities brokerage firms.

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

The Bank Holding Company Act/Reigle-Neal Act

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

Prior to September 29, 1995, the BHCA prohibited a bank holding company from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries were primarily conducted unless the acquisition was specifically authorized by statute of the state of the bank whose shares were to be acquired. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the restriction on interstate bank acquisitions was repealed effective September 29, 1995. The Federal Reserve Board is now generally authorized to approve bank acquisitions by out-of-state bank holding companies that are adequately capitalized and managed whether or not such acquisition is prohibited by law of the host state.

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

Also effective September 29 , 1995, any bank subsidiary (and, in certain circumstances thrift subsidiary) of a bank holding company may receive deposits to existing accounts, renew time deposits, and close service and receive payments on (but not disburse proceeds of) loans, as an agent for its depository institution affiliates without being considered a branch of the affiliate under any otherwise applicable law. Such agency activities must be conducted on terms consistent with safe and sound banking practices.

The Riegle-Neal Act also authorizes, effective June 1, 1997, the responsible Federal banking agency to approve applications for the interstate acquisition of branches or mergers of depository institutions across State lines without regard to whether such activity is contrary to State law. Any State may, however, by adoption of a nondiscriminatory law after September 29, 1994 and before June 1, 1997, may elect to "opt-in" or "opt-out" of the provision. The State of Michigan has "opted-in" to the Riegle-Neal Act's interstate branching provision. The effect of "opting out" is to prevent banks chartered by, or having their main office located in, such State from participating in any interstate branch acquisition or merger. Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank), to examine acquired or de novo branches of out-of-state banks with respect to compliance with certain host State laws, and to retain a minimum age requirement of up to five years, a nondiscriminatory deposit cap, and nondiscriminatory notice or filing requirements. The responsible Federal agency will apply the same Federal concentration limits and capital and management adequacy requirements noted above with respect to BHCA applications. Branches acquired in a host State by a State-chartered bank will be subject to the activity limits and other laws of the host State to the same extent as a branch of a bank chartered by the host State. Branches acquired in a host State by an out-of-State national bank will be subject to community reinvestment, consumer protection, fair lending and interstate branching laws of the host State (except to the extent the application of such laws to national banks is preempted by Federal law or is determined by the Comptroller of the Currency to be discriminatory), and to other nontax laws of the host State to the same extent as branches of a national bank having its main office in the host State. The establishment of de novo branches by an out-of-State bank will continue to require express statutory authority under the law of the host State and of the chartering jurisdiction.

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


Dividend Restrictions

The Company's principal source of income consists of dividends paid by the Bank on its Common Stock (all of which is owned by the Company). Michigan law restricts the Bank's ability to pay these dividends. Under the Michigan Banking Code of 1969, as amended, no dividend may be declared by the Bank in an amount greater than net profits then on hand after deducting losses and bad debts. After payment of a dividend, the Bank must have a Surplus amounting to not less than 20% of its capital. In addition, if the surplus of the Bank is less than the amount of its capital, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net profits of the Bank for the preceding half year in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive half year periods in the case of annual dividends. The term "net profits" means the remainder of all earnings from current operations plus actual recoveries on loans, investments and other assets, after deducting from the total thereof all current operating expenses, actual losses, accrued dividends on preferred stock, if any, and all federal and state taxes. As of December 31, 1998, the amount of dividends the Bank could pay to the Company without prior regulatory approval was $1,410,000.

Under the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA"), no insured depository institution may declare any dividend if, following the payment of such dividend, the institution would be under capitalized (see "Capital Requirements").

These regulations and restrictions may limit the Company's ability to obtain funds from its subsidiary for its cash needs, including funds for acquisitions, payments of dividends and interest and the payment of operating expenses.

Transactions with Affiliates and Insiders

The Bank and the Company are affiliates of each other and, as such, are subject to certain federal restrictions on loans and extensions of credit to the Company, and other affiliates on investments in the Company's and its affiliates' securities, on acceptance of such securities as collateral for loans to any borrowers and on leases and services and other contracts between the Bank and the Company. Additionally, regulations allow a bank to extend credit to the bank's and its affiliates' executive officers, directors and principal shareholders or their related interest only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders, and if credit underwriting standards are followed that are no less stringent than those applicable to comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must in certain circumstances be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus.

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

Under the risk-based assessment system and effective January 1, 1997, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on other relevant supervisory information. For 1996, a $2,000 minimum deposit insurance assessment was imposed on the most highly rated banks. Pursuant to the Deposit Insurance Funds Act, enacted by Congress in September 1996, the FDIC imposed a special assessment on bank deposits at a rate not tied to risk classification in order to service debt on the Financing Corporation
(FICO) bonds issued in connection with the federal government's bail out of the thrift industry. Any significant changes in the deposit insurance assessment rate or FICO bond servicing imposed by the FDIC could have a material effect on the earnings of the Company.

Capital Requirements

The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of 8.0 percent. At least half of Total Capital must be composed of common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I Capital"). At December 31, 1998, the Company's Total Capital to risk-weighted assets was 13.7 percent, which is above the regulatory minimum requirements.

In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for the bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The Company's Tier I Capital leverage ratio at December 31, 1998 was 9.4 percent.

The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical , to the requirements for bank holding companies which apply to the Company. At December 31, 1998, the Bank met all applicable capital requirements. Under FDICIA, the Federal bank regulators must take various specified prompt corrective actions based on levels of an insured depository institution's capital that are below the adequately capitalized level. These prescribed actions increase restrictions on the institution as its capital declines.

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

Employees

As of December 31, 1998, 139 persons were employed by the Bank; 118 were full time employees and 21 were part time employees.

   Selected Statistical Information

   The following tables describe certain aspects of the Company's business in statistical form.

   DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY


                                                                     Year Ended December 31 (Dollars in thousands)
                                          ------------------------------------------------------------------------------------------
                                                         1998                            1997                       1996
                                          ------------------------------------------------------------------------------------------
                                            Average               Yield/    Average             Yield/   Average              Yield/
                                            Balance    Interest    Rate     Balance   Interest   Rate    Balance    Interest   Rate
                                          ------------------------------------------------------------------------------------------
ASSETS
   Interest earning assets:
    Loans (A) (B) (C)                      $160,666.    $15,816.     9.8%  $158,193.   $15,593.   9.9%  $137,273.   $13,523.    9.9%
    Taxable investment securities (D)        32,449.      2,305.     7.1     33,538.     2,189.   6.5     36,372.     2,443.    6.7
    Tax-exempt investment securities (A)     22,342.      1,657.     7.4     16,864.     1,253.   7.4     14,732.     1,144.    7.8
    Federal funds sold                        4,782.        266.     5.6      1,357.        74.   5.5      1,309.        69.    5.3
                                           --------     -------            --------    -------          --------    -------
     Total interest earning assets          220,239.     20,044.     9.1    209,952.    19,109.   9.1    189,686.    17,179.    9.1

    Non-interest earnings assets:
      Cash and due from banks                15,591.                         10,442.                      10,572.
      Other Assets                           16,415.                         14,871.                      12,106.
      Less allowance for loan loss           (1,955.)                        (1,866.)                     (1,784.)
                                           --------                        --------                     --------
                   Total assets            $250,290.                       $233,399.                    $210,580.
                                           ========                        ========                     ========

LIABILITIES AND SHAREHOLDERS' EQUITY
 Interest bearing liabilities:
      Demand deposits                         74,154.   $ 2,440.     3.3    $63,856$     2,163.   3.4    $62,657.  $ 1,956.     3.1
      Savings deposits                        44,356.     1,509.     3.4     43,505.     1,485.   3.4     37,971.    1,293.     3.4
      Time Deposits                           68,177.     3,673.     5.4     67,993.     3,612.   5.3     60,466.    3,178.     5.3
      Federal funds purchased                                                   784.        42.   5.4        592.       33.     5.6
      Subordinated notes                                                                                      82.        9.    11.0
      Other borrowings                         6,146.      410.      6.7      1,404.       141.  10.0      1,105.      135.    12.2
                                             -------     -----              -------      -----           -------    ------

         Total interest bearing liabilities  192,833.    8,032.      4.2    177,542.     7,443.   4.2    162,873.    6,604.     4.1


                                                                  Year Ended December 31 (Dollars in thousands)
                                                                  ---------------------------------------------
                                                        1998                           1997                          1996
                                          ------------------------------------------------------------------------------------------
                                            Average               Yield/    Average              Yield/  Average              Yield/
                                            Balance    Interest    Rate     Balance   Interest    Rate   Balance    Interest   Rate
                                          ------------------------------------------------------------------------------------------
  LIABILITIES AND SHAREHOLDERS' EQUITY-
  continued
Non-interest bearing liabilities:
 Demand Deposits                           $  30,570.                       $ 30,004.                    $ 24,557.
 Other                                         1,124.                          1,355.                       1,248.
 Common Stock subject to repurchase
   obligation                                  5,464.                          4,227.                       2,894.
 Shareholders' equity                         20,299.                         20,271.                      19,008.
                                            --------                        --------                     --------

       Total liabilities and shareholders'  $250,290.                       $233,399.                    $210,580.
       equity                               ========                        ========                     ========

       Net interest earnings                $ 12,012.                       $ 11,666.                    $ 10,575.
                                            ========                        ========                     ========

      Net yield on interest earning assets                5.5%                              5.6%                       5.6%
                                                          ===                               ===                        ===



    (A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $563,000 and $35,000, respectively for 1998; $392,000 and $48,000 respectively for 1997 and $369,000 and $23,000, respectively, for 1996.

    (B) Average balance includes average nonaccrual loan balances of $815,000 in 1998; $500,000 in 1997; and $443,000 in 1996.

    (C) Interest income includes loan fees of $563,000 in 1998; $617,000 in 1997; and $668,000 in 1996.

    (D) Average balance includes average unrealized gain (loss) of $128,000 in 1998; ($13,000) in 1997; and $31,000 in 1996 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

The following table sets forth the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:




                                                           1998 COMPARED TO 1997                   1997 COMPARED TO 1996
        (Dollars in thousands)                            Increase (Decrease) Due To              Increase (Decrease) Due To
------------------------------------------------------------------------------------------------------------------------------------

Interest Income on:                                    Volume          Rate           Net        Volume          Rate          Net

   Loans                                              $   243           (20)      $   223       $ 2,062             8       $ 2,070
   Taxable investment securities                          (73)          189           116          (186)          (68)         (254)
   Tax-exempt investment securities                       406            (2)          404           160           (51)          109
    Federal funds sold                                    190             2           192             3             2             5
                                                      -------       -------       -------       -------       -------       -------

     Total interest earning assets                    $   766       $   169       $   935       $ 2,039       $  (109)      $ 1,930
                                                      =======       =======       =======       =======       =======       =======



Interest expense on:

   Demand deposits                                    $   340       $   (63)      $   277       $    38       $   169       $   207
   Savings deposits                                        29            (5)           24           189             3           192
   Time deposits                                           10            51            61           400            34           434
   Federal funds purchased                                (42)            0           (42)           10            (1)            9
   Subordinated notes                                                                                (9)            0            (9)
   Other borrowings                                       331           (62)          269            33           (27)            6
                                                      -------       -------       -------       -------       -------       -------


    Total interest bearing liabilities                $   668       $   (79)      $   589       $   661       $   178       $   839
                                                      =======       =======       =======       =======       =======       =======


      Net Interest Income                             $    98       $   248       $   346       $ 1,378       $  (287)      $ 1,091
                                                      =======       =======       =======       =======       =======       =======

INVESTMENT PORTFOLIO

         The following table sets forth the fair value and carrying value of investment securities. The carrying value of available-for-sale securities is equal to fair value.


                                                                    DECEMBER 31
                                          1998                         1997                        1996
                               ---------------------------------------------------------------------------------

                                FAIR          CARRYING        FAIR          CARRYING      FAIR          CARRYING
   (Dollars in thousands)       VALUE          VALUE         VALUE            VALUE       VALUE           VALUE
----------------------------------------------------------------------------------------------------------------
US Treasury and other US
Government agencies
   and corporations            $ 9,087        $  9,087      $ 6,262         $  6,262     $15,320         $15,320

States and political
   subdivisions                 37,903          37,006       20,885           20,560      19,342          19,035

Corporate securities            15,942          15,902       15,590           15,564      19,566          19,588

Other securities                 5,899           5,899        2,688            2,688       2,657           2,656
                               -------        --------      -------         --------     -------         -------

Total investment
   securities                  $68,831        $ 67,894      $45,425         $ 45,074     $56,885         $56,599
                               =======        ========      =======         ========     =======         =======

         The following table sets forth the carrying value of the maturities (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 1998.

                                                                 MATURING
----------------------------------------------------------------------------------------------------------------
        (Dollars in          WITHIN 1 YEAR           1 TO 5 YEARS        5 TO 10 YEARS          AFTER 10 YEARS
        thousands)
----------------------------------------------------------------------------------------------------------------
                           AMOUNT      YIELD       AMOUNT    YIELD       AMOUNT   YIELD         AMOUNT    YIELD
----------------------------------------------------------------------------------------------------------------
US Treasury and other US
Government agencies and
corporations              $ 2,687       4.46%     $ 6,400     5.22%
----------------------------------------------------------------------------------------------------------------
States and political
subdivisions               12,002       4.91       15,239     5.32      $ 7,152    4.74%       $ 2,613     5.30%
----------------------------------------------------------------------------------------------------------------
Corporate securities       12,110       6.37        3,792     6.23
----------------------------------------------------------------------------------------------------------------
Other securities            2,487       4.76        2,133     5.96                               1,279     6.87
----------------------------------------------------------------------------------------------------------------

----------------------------------------------------------------------------------------------------------------
      Total               $29,286       5.46%     $27,564     5.47%     $ 7,152    4.74%       $ 3,892     5.82%
----------------------------------------------------------------------------------------------------------------



         The weighted average interest yields were computed by multiplying the carrying value of each security by its interest yield to give an annual dollar yield per security, adding the dollar yields per category an dividing the sum by the total carrying value of securities of that category. Interest yields given above are not on a tax equivalent basis.

LOAN PORTFOLIO

Type of Loans

         The following table sets forth the classification of loans by major category:


                                                                            DECEMBER 31
     (Dollars in thousands)              1998               1997               1996               1995               1994
--------------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                          $ 82,533           $ 74,819           $ 72,108           $ 51,940           $ 49,514
Real estate mortgage                    51,567             50,057             47,561             41,293             43,054
Installment                             29,203             33,865             33,009             30,004             27,771
                                      --------           --------           --------           --------           --------

         Total Loans                  $163,303           $158,741           $152,678           $123,237           $120,339
                                      ========           ========           ========           ========           ========

Maturities

         The following table sets forth the maturities of the loan portfolio at December 31, 1998. Also provided are the amounts due after one year classified according to interest rate sensitivity.


                                                                     MATURING
------------------------------------------------------------------------------------------------------------
(Dollars in thousands)        Within 1 Year (A)         1 to 5 Years         After 5 Years            Total
------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                       $ 32,005                 $ 25,401              $ 25,127          $ 82,533
------------------------------------------------------------------------------------------------------------
Real estate mortgages                 3,703                    5,426                42,438            51,567
------------------------------------------------------------------------------------------------------------
Installment                           2,255                   20,221                 6,727            29,203
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
              Total                $ 37,963                 $ 51,048              $ 74,292          $163,303
------------------------------------------------------------------------------------------------------------



------------------------------------------------------------------------------------------------------------
Loans maturing after one
year with:
------------------------------------------------------------------------------------------------------------
Fixed interest rates                                          36,899                11,582
------------------------------------------------------------------------------------------------------------
Variable interest rates                                       14,149                62,710
------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------
              Total                                         $ 51,048              $ 74,292
------------------------------------------------------------------------------------------------------------


         (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

Non-Performing Loans

         Non performing loans include impaired loans, nonaccrual loans and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:



                                                                       DECEMBER 31
     (Dollars in thousands)              1998               1997          1996        1995         1994
-------------------------------------------------------------------------------------------------------
Nonaccrual Loans:
Commercial, financial, and
agricultural                          $   343            $ 1,026        $  448     $   380      $   142

Real estate mortgage                        0                  0             0          24            0
Installment                                 0                 61             2          40           10
                                      -----------------------------------------------------------------

                                          343              1,087           450         444          152

Loans contractually past due
90 days or more:

Commercial, financial, and
agricultural                              807              1,067            82         353            6
Real estate mortgage                      161                630           129          56            0
Installment                               120                966           165           4            5
                                      -----------------------------------------------------------------
                                        1,088              2,663           376         413           11
                                      -----------------------------------------------------------------

                Total                 $ 1,431             $3,750        $  826     $   857      $   163
                                      =======             ======        ======     =======      =======
Percent of total loans
outstanding                               .88%              2.36%          .54%        .70%         .14%
                                      =======             ======        ======     =======      =======


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

         Interest of $19,000 and $73,000 was realized on nonaccrual loans during 1998 and 1997, respectively. Under original terms for these loans, interest income which would have been recorded approximates $91,000 and $137,000 in 1998 and 1997, respectively. There are no loan commitments outstanding to extend credit to these customers.

Potential Problem Loans

At December 31, 1998, the Company had approximately $3,931,000 in commercial, financial, and agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

SUMMARY OF LOAN LOSS EXPERIENCE

The following table sets forth changes in the allowance for loan losses:


                                                                Year Ended December 31
-----------------------------------------------------------------------------------------------------
       (Dollars in thousands)           1998            1997             1996       1995        1994
-----------------------------------------------------------------------------------------------------

-----------------------------------------------------------------------------------------------------
Balance at beginning of year         $  1,863        $  1,814        $  1,609    $  1,498    $  1,365
-----------------------------------------------------------------------------------------------------


Charge offs:
-----------------------------------------------------------------------------------------------------
  Commercial, financial, and
  agricultural                            227             122              13          87          69
-----------------------------------------------------------------------------------------------------
  Installment                             352             386             157         124          93
  Real estate                               0               0               0           0           0
-----------------------------------------------------------------------------------------------------
                                          579             508             170         211         162
-----------------------------------------------------------------------------------------------------

Recoveries:
-----------------------------------------------------------------------------------------------------
  Commercial, financial, and
  agricultural                             41              31              43          43          30
-----------------------------------------------------------------------------------------------------
  Installment                             101              66              62          54          82
-----------------------------------------------------------------------------------------------------
  Real estate                               0                               3           3           3
-----------------------------------------------------------------------------------------------------
                                          142              97             108         100         115
-----------------------------------------------------------------------------------------------------
                Net charge offs          (437)           (411)            (62)       (111)        (47)
-----------------------------------------------------------------------------------------------------
  Provision for loan losses               600             460             267         222         180
-----------------------------------------------------------------------------------------------------
            Balance at end of year   $  2,026        $  1,863        $  1,814    $  1,609    $  1,498
=====================================================================================================
    Average loans outstanding        $160,666        $158,193        $137,273    $123,684    $119,637
=====================================================================================================
Ratio of net charge offs to average
loans outstanding                         .27%            .26%            .05%        .09%        .04%
=====================================================================================================

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

The 1996 and 1995 provisions increased from 1994 levels to provide for loan growth. The 1997 provision was increased to provide for loan growth and the increase in charge-offs and delinquencies. Several customers, including a large commercial borrower, declared bankruptcy during 1997 resulting in increased charge-offs. The 1998 provision increased to provide for increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies.

Allocation of the Allowance for Loan Losses

The Securities and Exchange Commission's guide to the presentation of statistical information provides for a break down of the allowance for loan losses into major loan categories. The Company allocates the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being probable problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any losses without regard to the category or categories in which the charged off loans are classified.

Even though such an allocation has inherent limitations, the Company has compiled the results of its various reviews and has made estimates of the risks which might be allocated to the respective loan categories.

The following table sets forth the allocation of the allowance for loan losses:



                                                                         DECEMBER 31
                                     1998                      1997                      1996
                                     -----------------------------------------------------------------
                                        Percent of                Percent of                Percent of
                                        Loans                     Loans                     Loans
                                        in each                   in each                   in each
                                        category of               category of               category of
(Dollars in thousands)       Allowance  Total Loans    Allowance  Total Loans    Allowance  Total Loans   Allowance
-------------------------------------------------------------------------------------------------------------------
-------------------------------------------------------------------------------------------------------------------
Commercial, financial, and
agricultural                 $     777         50.5%   $     628     47.1%       $     351         47.2%  $     313
-------------------------------------------------------------------------------------------------------------------
Real estate mortgage               103         31.6           98     31.0               95         31.2          83
-------------------------------------------------------------------------------------------------------------------
Installment                        521         17.9          321     21.9              177         21.6         157
-------------------------------------------------------------------------------------------------------------------
Unallocated                        625                       816                     1,191                    1,056
-------------------------------------------------------------------------------------------------------------------

-------------------------------------------------------------------------------------------------------------------
                             $   2,026        100.0%       1,863    100.0%       $   1,814        100.0%  $   1,609
===================================================================================================================


                                         DECEMBER 31
                           1995                        1994
                           ------------------------------------------
                             Percent of                  Percent of
                             Loans                       Loans
                             in each                     in each
                             category of                 category of
(Dollars in thousands)       Total Loans   Allowance     Total Loans
                           ------------------------------------------
Commercial, financial, and
agricultural                        42.1%       $  369          41.1%
--------------------------------------------------------------------
Real estate mortgage                33.5            86          35.8
--------------------------------------------------------------------
Installment                         24.4           147          23.1
--------------------------------------------------------------------
Unallocated                                        896
--------------------------------------------------------------------

--------------------------------------------------------------------
                                   100.0%       $1,498        100.00%
--------------------------------------------------------------------

DEPOSITS



The following table sets forth the average amount of deposits and rates paid for deposits:


                                                               YEAR ENDED DECEMBER 31
                                          1998                         1997                 1996
                                ----------------------------------------------------------------------
   (Dollars in thousands)         AMOUNT       RATE            AMOUNT       RATE      AMOUNT     RATE
------------------------------------------------------------------------------------------------------
Non interest bearing demand
deposits                        $  30,570                    $  30,004             $  24,557
------------------------------------------------------------------------------------------------------
Interest bearing demand
deposits                           74,154       3.3%            63,856       3.4%     62,657      3.1%
------------------------------------------------------------------------------------------------------
Saving deposits                    44,356       3.4             43,505       3.4      37,971      3.4
------------------------------------------------------------------------------------------------------
Time deposits                      68,177       5.4             67,993       5.3      60,466      5.3
------------------------------------------------------------------------------------------------------
                                $ 217,257                    $ 205,358             $ 185,651
                                ======================================================================




The following table sets forth as of December 31, 1998, the aggregate amount of outstanding deposits (certificates of deposits) of $100,000 or more by maturity (in thousands of dollars):


                    Three months or less                             $  5,983.
                    Over three months through six months                5,184.
                    Over six months through twelve months               3,645.
                    Over twelve months                                  6,246.
                                                                     ---------
                                                                     $ 21,058.

RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios:


                                                            YEAR ENDED DECEMBER 31
----------------------------------------------------------------------------------------
                                              1998                 1997            1996
----------------------------------------------------------------------------------------
Return on average assets                      1.42%                1.30%           1.45%
----------------------------------------------------------------------------------------
Return on average equity                     17.48                14.96           16.09
----------------------------------------------------------------------------------------
Dividend payout ratio                        35.56                36.58           32.73
----------------------------------------------------------------------------------------
Average equity to average assets ratio        8.11                 8.69            9.03
----------------------------------------------------------------------------------------


Average equity used in the above table excludes common stock subject to repurchase obligation.

ITEM 2.  PROPERTIES

The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan and is owned by the Bank. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 9 teller windows are available to serve the Bank's customers. The Bank owns eleven branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Kinderhook, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, one in North Adams, Michigan and one in Pennfield Township (Battle Creek), Michigan. The Bank also leases 1,700 square feet from a third party for use in its Battle Creek Loan Production Office. In addition, the Registrant owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by one of its Battle Creek branches. 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office, 762 square feet is leased to a local insurance company and 394 square feet is leased to community nonprofit organizations. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with nine of the branch offices having drive-in facilities and seven of the branches having automated teller machines.

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


ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Not applicable

                                     PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY
            AND RELATED STOCKHOLDER MATTERS

"Common Stock Market Prices and Dividends" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 6.  SELECTED FINANCIAL DATA

"Selected Financial Data" on page 2 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.


ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS
            OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

"Management's Discussion and Analysis of Financial Condition and Results of Operations" on pages 5 through 11 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

"Quantitative and Qualitative Disclosures About Market Risk" on pages 11 and 12 of the Annual Report to Shareholders for the year ended December 31, 1998 is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The consolidated Financial Statements, the Notes thereto and Report of Independent Auditors included on pages 13 through 29 in the Annual Report to Shareholders for the year ended December 31, 1998 are incorporated herein by reference.


ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
            ON ACCOUNTING AND FINANCIAL DISCLOSURES

None

                                    PART III


ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table lists the names of the directors, their ages as of February 28, 1999 principal occupations and year in which each was elected.


                                           PRINCIPAL OCCUPATION(S)              YEAR FIRST BECAME
      NAME OF DIRECTOR (1)          AGE    FOR PAST 5 YEARS (2)                 DIRECTOR OF REGISTRANT
---------------------------------------------------------------------------------------------------------------------

Jerry L. Towns  (3)                 64     Chairman of Southern Michigan                   1982
                                           Bancorp, Inc. (Chairman of
                                           Southern Michigan Bank & Trust)

                                           President and Chief Executive
                                           Financial Officer of Southern
James T. Grohalski (3)              58     Michigan Bancorp, Inc.                           1982
                                           (President and Chief Executive
                                           Officer of Southern Michigan
                                           Bank & Trust

James P. Briskey                    65     Owner-Briskey Elevator (grain                    1982
                                           elevator operator)


H. Kenneth Cole                     50     Treasurer - Hillsdale College                    1998


                                           Co-owner and Chief Executive
William E. Galliers                 56     Officer-G & W Display Fixtures,                  1993
                                           Inc.

Nolan E. Hooker                     47     Owner-Hooker Oil Co. (distributor                1991
                                           of heating oil)

Gregory J. Hull                     50     Farmer                                           1995

Thomas E. Kolassa                   51     Owner-The Planning Group                         1995
                                           (insurance)

James J. Morrison                   50     Owner-Morrison & Associates                      1991
                                           (insurance)

Jane L. Randall                     77     Owner-Dally Tire Co. (tire                       1982
                                           distributor)

Freeman E. Riddle                   66     Owner-Spoor & Parlin Farm Equipment              1982
=====================================================================================================================

Notes:
         (1) Current directors of Registrant are also directors of Southern Michigan Bank & Trust.

         (2) The business experience of each director during the past five years was that typical of a person engaged in the principal occupation listed for each.

         (3) Messrs. Towns and Grohalski, the Registrant's two executive officers (who are also directors) served as President and Chief Executive Officer and Executive Vice-President and Chief Financial Officer, respectively, from the organization of the Registrant in 1982 until Mr. Towns' retirement on December 31, 1998.

ITEM 11.  EXECUTIVE COMPENSATION

The following table sets forth compensation paid by the Registrant and the Bank with respect to the fiscal year ended December 31, 1998 to the Company's Chief Executive Officer and the only other executive officer whose combined salary and bonus exceeded $100,000.

                           SUMMARY COMPENSATION TABLE


                                                                           ANNUAL COMPENSATION
                                                                           -------------------
                                                                                     ALL OTHER
NAME AND PRINCIPAL POSITION                     YEAR             SALARY ($) (1)      COMPENSATION ($)(2)
--------------------------------------------------------------------------------------------------------------------
Jerry L. Towns
      Chairman of the Registrant and             1998               $151,844              $5,878
      Chairman of the Bank                       1997               $146,059              $5,978
                                                 1996               $149,201              $5,978


James T. Grohalski
      President and Chief                        1998               $133,813              $7,400
      Executive Officer of the                   1997               $135,225              $7,202
      Registrant and President and               1996               $123,968              $7,191
      Chief Executive Officer
      of the Bank



         (1) The amounts shown includes amounts deferred under the 401(k) provisions of the Bank's Employee Stock Ownership Plan ("ESOP") and the Bank's Executives' Deferred Compensation Plan ("Deferred Compensation Plan").

         (2) The amounts shown include the following for 1998: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $2,500 and $3,000, respectively for Mr. Towns; and $3,994 and $3,000 respectively for Mr. Grohalski;
                  (ii) $378 and $406 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Towns' and Mr. Grohalski's benefit, respectively.


Retirement Benefits

Officers of the Registrant participate in the Southern Michigan Bank & Trust Retirement Plan (the "Retirement Plan"), which has been adopted by the Registrant. Under the terms of the Retirement Plan, a normal monthly retirement benefit is provided to covered employees who attain the age of 65. It provides for a normal retirement benefit after 30 years of credited service equal to 35% of a participant's actual monthly compensation based on the participant's highest consecutive five year average compensation (see column captioned "Remuneration"). For participants with less than 30 years credited service, reduced benefits are available in an amount equal to the normal retirement benefit reduced by 1/30 for each year of service less than 30. Participants are 100% vested after five years of credited service, and are subject to forfeiture upon termination of employment with credited service less than five years. The following table represents estimated normal annual benefits payable on a straight-life annuity basis upon retirement at age 65 and are not subject to deduction for social security benefits:

                               PENSION PLAN TABLE


                                                                                YEARS OF SERVICE
----------------------------------------------------------------------------------------------------------------------------------
                REMUNERATION                              25                          30                           35
----------------------------------------------------------------------------------------------------------------------------------
                  110,000                              $32,100                     $38,500                      $38,500
                  120,000                               35,000                      42,000                       42,000
                  130,000                               37,900                      45,500                       45,500
                  140,000                               40,800                      49,000                       49,000
                  150,000                               43,750                      52,500                       52,500
----------------------------------------------------------------------------------------------------------------------------------


Jerry L. Towns has 27 years of credited service and $139,000 current covered remuneration. James T. Grohalski has 32 years of credited service and $125,000 current covered remuneration.

The Bank also has in effect supplemental retirement arrangements in the form of Executive Employee Salary Continuation Agreements with its executive officers under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the officer upon retirement at age 65, subject to reduction for credited service of less than 30 years on the same basis as under the Retirement Plan. The specified benefit under the salary continuation agreements is also payable beginning at age 65, if the officer is terminated or has his title, responsibility or compensation significantly lessened or the situs of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan, is intended to be approximately equal to the benefit the officer would have received under the Retirement Plan but for a plan amendment which changed the Plan's benefit formula to comply with changes in pension laws and which substantially reduced the executive officers' benefits. For Jerry L. Towns, the specified annual benefits payable upon retirement at age 65 under the supplemental retirement arrangement is $16,860. For James T. Grohalski, the specified annual benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060.

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


Directors' Fees

Currently, each director of the Bank whose principal occupation is not with the Bank, receives an annual fee of $6,108, which will be indexed for inflation in 1999. In addition, outside directors are compensated $150 for each Committee meeting attended and participate in a bonus program based upon the achievement of growth and profitability goals. The 1998 bonus paid to each outside director was $1,595.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 28, 1999, the names and addresses of all beneficial owners of 5% or more of Registrant's common stock (its only authorized class of stock), showing the amount and nature of such beneficial ownership:


--------------------------------------------------------------------------------------------------------------------
                            NAME & ADDRESS OF                               AMOUNT & NATURE OF            PERCENT
     TITLE OF CLASS         BENEFICIAL OWNER                             BENEFICIAL OWNERSHIP(1)          OF CLASS
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock         Southern Michigan Bank & Trust
                           51 West Pearl Street                                      323,463 (a)            17.42
                           Coldwater, Michigan  49036
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock         Southern Michigan Bank & Trust
                           Employee Stock Ownership Plan                             133,609 (b)             7.19
                           51 West Pearl Street
                           Coldwater, Michigan  49036
--------------------------------------------------------------------------------------------------------------------
--------------------------------------------------------------------------------------------------------------------
      Common Stock         Harvey B. Randall
                           8391 Old U.S. 27 South                                    132,839 (c)             7.15
                           Marshall, Michigan  49068
--------------------------------------------------------------------------------------------------------------------



         (1) Based upon information furnished to the Registrant by the individuals named above. The nature of beneficial ownership for shares shown is sole voting and investment power, except as set forth below. Shares have been rounded to the nearest whole share.

                           (a) Shares are held by Bank's Trust Department in various fiduciary capacities which include power to vote the shares.

                           (b)      Shares are voted in accordance with
                                    instructions from plan participants.

                           (c)      Sole voting and investment power.

The following table sets forth, as of February 28, 1999, the total number of shares of Registrant's common stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Registrant as a group.



NAME OF INDIVIDUALS OR
NUMBER OF PERSONS IN                           AMOUNT AND NATURE OF                                   PERCENT OF
GROUP                                          BENEFICIAL OWNERSHIP (1)              TOTAL               CLASS
--------------------------------------------------------------------------------------------------------------------

James P. Briskey                                               9,680                 19,360              1.04
                                                               9,680(a)

H. Kenneth Cole                                                  150                    150                (2)


William E. Galliers                                            1,517(a)               1,517                (2)


James T. Grohalski                                            19,667(b)              19,667              1.06


Nolan E. Hooker                                                  750(a)                 750                (2)


Gregory J. Hull                                                  789(a)                 789                (2)


Thomas E. Kolassa                                              1,356                  1,356                (2)


James J. Morrison                                              2,272(a)               2,272                (2)


Jane L. Randall                                                5,129                  5,129                (2)


Freeman E. Riddle                                              4,120                  6,344                (2)
                                                               2,224(a)

Jerry L. Towns                                                   212(a)              11,930                (2)
                                                              11,718(c)

All directors and executive officers
as a group (11 persons)                                       69,264                 69,264              3.72

         (1) Based upon information furnished to the Registrant by the individual named and the members of the designated group. The nature of beneficial ownership for shares shown is sole voting and investment power except as set forth below. Shares have been rounded to the nearest whole share.

                           (a)      Shared voting and investment power
                           (b)      Includes 16,662 shares held by the
                                    Bank's Employee Stock Ownership Plan
                                    as to which Mr. Grohalski has voting power.
                           (c)      Includes 11,718 shares held by the
                                    Bank's Employee Stock Ownership Plan
                                    as to which Mr. Towns has voting power.

         (2)      Less than one percent (1%).

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and Officers of the Registrant and their associates were customers of, and had transactions with the Bank in the ordinary course of business during 1998. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

                  (a)(1) The following consolidated financial statements and report of independent auditors of Southern Michigan Bancorp, Inc. and subsidiary included in the Annual Report to Shareholders of the Registrant for the year ended December 31, 1998 are incorporated by reference in Item 8:

           -    Report of Crowe, Chizek and Company LLP, independent auditors

           -    Consolidated  balance sheets - December 31, 1998 and 1997

           -    Consolidated statements of shareholders' equity - Years ended
                         December 31, 1998, 1997 and 1996

           - Consolidated statements of income - Years ended December 31, 1998, 1997 and 1996

           - Consolidated statements of cash flows - Years ended December 31, 1998, 1997 and 1996

           -    Notes to consolidated financial statements - December 31, 1998

                  (a)(2) Schedules to the consolidated financial statements required by Article 9 of Regulation S-X are not required under the related instructions or are inapplicable, and therefore have been omitted.

                  (a)(3) Exhibits (Numbered in accordance with Item 601 of Regulation S-K).

                           Exhibit  2 -     Not applicable.

                           Exhibit  3 -     Articles of Incorporation and
                                            By-Laws incorporated by reference to
                                            Exhibit 3 to the Registrant's Annual
                                            Report on Form 10-K for the year
                                            ended December 31, 1991 (file number
                                            2-78178).

                                            Amended and Restated By-Laws are
                                            incorporated by reference to Exhibit
                                            3 to the Registrant's Annual Report
                                            on Form 10-K for the year ended
                                            December 31, 1997 (file number
                                            2-78178)

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

                           Exhibit 11 -     Not applicable.

                           Exhibit 12 -     Not applicable.

                           Exhibit 13 -     Registrant's 1998 Annual Report to
                                            Shareholders.

                                            With the exception of the
                                            information incorporated by
                                            reference included in Items 5, 6, 7,
                                            7A and 8 and 13, the 1998 Annual
                                            Report to Shareholders is furnished
                                            for the Commission's information
                                            only and is not deemed filed as part
                                            of this report.

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


                                             SOUTHERN MICHIGAN BANCORP, INC.

Dated:      MARCH 29, 1999                By:   JAMES T GROHALSKI
                                             ----------------------------------
                                                  James T. Grohalski
                                                  President and
                                                  Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.



    JAMES P. BRISKEY                              THOMAS E KOLASSA
--------------------------------              ----------------------------------
James P. Briskey - Director                   Thomas E. Kolassa - Director



   H. KENNETH COLE                               JAMES J MORRISON
--------------------------------              ----------------------------------
H. Kenneth Cole - Director                    James J. Morrison - Director



  WILLIAM E GALLIERS                             JANE L RANDALL
--------------------------------              ----------------------------------
William E. Galliers - Director                Jane L. Randall - Director



   JAMES T. GROHALSKI                            FREEMAN E RIDDLE
--------------------------------              ----------------------------------
James T. Grohalski -                          Freeman E. Riddle - Director
President, Chief Executive Officer
and Director
(Principal Financial & Accounting Officer)



    NOLAN E HOOKER                               JERRY L TOWNS
--------------------------------              ----------------------------------
Nolan E. Hooker - Director                    Jerry L. Towns - President
                                              Chairman & Director



  GREGORY J HULL                                 MARCH 29, 1999
--------------------------------              ----------------------------------
Gregory J. Hull - Director                    Date

                                  EXHIBIT INDEX

Exhibit No.          Exhibit
-----------          -------




       Exhibit 3  -  Articles of Incorporation and By-Laws incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1991 (file number 2-78178).

                     Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Registrant's Annual Report on Form 10-K for the year ended December 31, 1997 (file number 2-78178)

       Exhibit 4  -  Instruments Defining the Rights of Security Holders of the
                     Registrant are the Articles of Incorporation and By-Laws (see Exhibit 3, above).


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

       Exhibit 13 -  Registrant's 1998 Annual Report to Shareholders.

                     With the exception of the information incorporated by reference included in Items 5,6,7,7A and 8, the 1998 Annual Report to Shareholders is furnished for the Commission's information only and is not deemed filed as part of this report.

       Exhibit 21 -  Subsidiary of Registrant.

       Exhibit 23 -  Consent of Independent Auditors.

       Exhibit 27 -  Financial Data Schedule.