Form 10-Q
period 1999-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 1999-05-14
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 1999    Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,857,130 shares at April 30, 1999 (including
-----------------------------------------------------------------------------
shares held by ESOP)
--------------------

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC AND SUBSIDIARY

                                                                                   March 31       December 31
                                                                                     1999            1998
                                                                                ------------------------------
                                                                                  (Unaudited)         (A)
                                                                                        (In thousands)
ASSETS
     Cash and due from banks                                                      $ 13,849          $ 16,228
     Federal funds sold                                                              3,000             4,000
     Investment securities available-for-sale                                       40,952            36,138
     Investment securities held to maturity (market value of $23,896 in 1999
           and $32,693 in 1998)                                                     23,213            31,756
     Loans, net                                                                    164,094           161,277
     Premises and equipment                                                          6,962             7,036
     Other assets                                                                   11,151            10,416
                                                                                  --------          --------
                                    TOTAL ASSETS                                  $263,221          $266,851
                                                                                  ========          ========

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                    $ 32,364          $ 34,751
          Interest bearing                                                         197,267           198,610
                                                                                  --------          --------
                                                                                   229,631           233,361
     Accounts payable and other liabilities                                          2,918             2,528
    Other long-term borrowings                                                       5,000             5,000
                                                                                  --------          --------
                                 TOTAL LIABILITIES                                 237,549           240,889
    Common stock subject to repurchase obligation in ESOP                            3,339             6,029
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,857,130 shares (1998 - 1,872,677)
                 Outstanding--1,752,797 shares (1998-1,721,950)                      4,382             4,305
          Capital surplus                                                            5,931             3,863
          Retained earnings                                                         11,953            11,505
          Net unrealized appreciation  on available-for-sale securities
                net of tax of $34 (1998--$134)                                          67               260
                                                                                  --------          --------
                                 TOTAL SHAREHOLDERS' EQUITY                         22,333            19,933
                                                                                  --------          --------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                        $263,221          $266,851
                                                                                  ========          ========

(A) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
  INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                     Three Months Ended
                                                                                           March 31
                                                                                   1999           1998
                                                                                -------------------------
                                                                                 (In thousands, except
                                                                                    per share amounts)
Interest income:
     Loans, including fees                                                       $ 3,765         $ 3,841
     Investment securities:
         Taxable                                                                     633             537
         Tax exempt                                                                  336             243
     Other                                                                            25              36
                                                                                 -------         -------
                  Total interest income                                            4,759           4,657
Interest expense:
     Deposits                                                                      1,919           1,820
     Other                                                                           118              85
                                                                                 -------         -------
                  Total interest expense                                           2,037           1,905
                                                                                 -------         -------
                                 NET INTEREST INCOME                               2,722           2,752
Provision for loan losses                                                            150             150
                                                                                 -------         -------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                                        2,572           2,602
Non-interest income:
     Service charges on deposit accounts                                             245             214
     Trust department                                                                115             119
     Security gains                                                                    0               0
     Gain on sales of loans                                                          142             222
     Earnings on life insurance policies                                              39              38
     Other                                                                           123              69
                                                                                 -------         -------
                                                                                     664             662
                                                                                 -------         -------
                                                                                   3,236           3,264
Non-interest expenses:
     Salaries and benefits                                                         1,086           1,136
     Occupancy                                                                       213             181
     Equipment                                                                       226             187
     Other                                                                           719             735
                                                                                 -------         -------
                                                                                   2,244           2,239
                                                                                 -------         -------
INCOME BEFORE INCOME TAXES                                                           992           1,025
Federal income taxes                                                                 211             268
                                                                                 -------         -------
NET INCOME                                                                           781             757
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                                        (193)            (16)
                                                                                 -------         -------
COMPREHENSIVE INCOME                                                             $   588         $   741
                                                                                 =======         =======

Basic and Diluted Earnings Per Share                                             $  0.42         $  0.39
                                                                                 =======         =======
Dividends Declared Per Share                                                     $  0.18         $  0.15
                                                                                 =======         =======

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                     Three Months Ended
                                                                                          March 31
                                                                                     1999          1998
                                                                                ------------------------------
                                                                                       (In thousands)

OPERATING ACTIVITIES

     Net income                                                                  $    781            $    757
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                  Provision for loan losses                                           150                 150
                  Provision for depreciation                                          149                 115
                  Net change in:
                    Other assets                                                     (635)               (261)
                    Accrued expenses and other liabilities                            450                (180)
                                                                                 --------            --------
                    Net cash provided by operating activities                         895                 581


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                               10,949               2,342
     Purchases of investment securities                                            (7,513)             (7,246)
     Decrease in federal funds sold                                                 1,000               3,500
     Net increase in loans                                                         (2,967)             (1,871)
     Net increase in premises and equipment                                           (75)               (401)
                                                                                 --------            --------
                  Net cash provided by (used in) investing activities               1,394              (3,676)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                           (3,730)                677
     Increase in other borrowings                                                       0               2,000
     Common stock issued                                                                0                 147
     Common stock repurchased and retired                                            (545)                  0
     Cash dividends                                                                  (393)               (383)
                                                                                 --------            --------
                  Net cash provided by (used in) financing activities              (4,668)              2,441
                                                                                 --------            --------
Decrease in cash and cash equivalents                                              (2,379)               (654)
Cash and cash equivalents at beginning of period                                   16,228              16,848
                                                                                 --------            --------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                     $ 13,849            $ 16,194
                                                                                 ========            ========

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 1999



NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not included all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1998.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the quarters ended March 31, 1999 and 1998 were 1,864,904 and 1,920,170, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits declined 1.6% during the first quarter of 1999. The Company has traditionally experienced a decline in deposits in the first quarter of the year.

Loans have increased by 1.8% in the first three months of 1999. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to an increase in borrowers' seasonal demands. The real estate mortgage increase is the result of additional construction loans and the offering of a competitive in-house fixed rate product. There were no loans held for sale as of March 31, 1999.

Investment securities decreased by 5.5% during the first quarter of 1999. Funds received from maturing securities were used to support the increase in loans.

There were no significant fixed asset commitments as of March 31, 1999.

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

The following table summarizes the Company's capital ratios as of March 31, 1999:

                  Tier 1 risk-based capital ratio             13.87%
                  Total risk-based capital ratio              12.75%
                  Leverage ratio                               9.31%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by $30,000 for the three month period ended March 31, 1999 compared to the same period in 1998. This decrease is due to shrinking net interest margins as a result of competitive pressures to decrease loan rates.

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

The first quarter 1999 provision for loan losses remained at 1998 levels. The 1999 provision was set to provide for loan growth and continued losses occurring as a result of increase customer bankruptcies. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of March 31, 1999.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $2,000 during the first quarter of 1999 compared to the same period in 1998. A decline in gains recognized on the sale of real estate mortgage loans to the secondary market was offset by increases in deposit account service charges and ATM fees.

Non-interest Expense

Non-interest expenses increased by $5,000 for the three month period ended March 31, 1999 compared to the same period in 1998. Declines in salaries and benefits and advertising expenditures were offset by increased equipment costs as the Company continues its technological upgrades. Federal income taxes declined by $57,000 as the Company increased its nontaxable income.

Year 2000

The Company has developed a plan to assess Year 2000 issues. The concern is whether or not computers, elevators, telephone systems and other electronic items will recognize the Year 2000 as a valid date. For banks, this is a concern not only for the bank's operations, but for those of their customers and vendors. As part of the Year 2000 plan, the Company has identified all critical business processes and established a priority schedule for assessment of each process.

The Company has completed the testing of critical hardware systems (mainframe computer and personal computers) and critical software (mainframe operating software, trust systems, Microsoft operating systems and systems providing connectivity of network hardware). As part of its Year 2000 plan, the Company has initiated formal communications with its critical service providers to determine the extent to which the Company is vulnerable to any failure of those third parties to remedy their own Year 2000 issues. Critical service providers include phone companies and energy providers. This review of service providers will be completed by June 30, 1999. There can be no assurance that the systems of other companies on which the Company's systems rely will be remedied in a timely manner or that there will be no adverse effect on the Company's systems. Therefore, the Company could be negatively impacted to the extent that other entities not affiliated with the Company are unsuccessful in properly addressing Year 2000 issues.

A key step in the Company's Year 2000 plan is the development of a Remediation Contingency Plan to mitigate risks associated with a failure to successfully complete renovation, validation and implementation of the Company's Year 2000 plan. As a part of the Remediation Contingency Plan, the Company has provided for alternate software vendors for those that are not Year 2000 compliant. The Remediation Contingency Plan will provide for alternate service providers for those that are not Year 2000 compliant by June 30, 1999. Also by June 30, 1999, the Company will have in place an expanded Business Resumption Plan. This Plan will be an addition to the Company's current Business Resumption Plan and will specifically address Year 2000 issues and the interruption of the Company's business operations by such things as a power outage. The Business Resumption Plan will include the identification of the Company's core business processed and a specific recovery plan for the possible failure of each core business process. A sustained power outage or similar disruption will have an adverse effect on the Company's operations; however, management is not aware of any facts which would indicate that such disruptions are likely.

The Company has identified all significant customers whose own Year 2000 compliance status may pose a risk to the Company and determined the actions these customers are taking to avoid significant disruptions that could result from the Year 2000 date change.

The Company's Board of Directors reviews the status of the Year 2000 issues on a monthly basis. The Company will continue to incur remediation and testing costs relating to Year 2000 issues through the Year 2000, but does not anticipate that any material incremental costs will be incurred in any single period. The costs of the project and the date on which the Company plans to complete Year 2000 modifications are based upon management's best estimates.


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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of March 31, 1999. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Investment securities are reported at the earlier of maturity date or anticipated call date. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.



                                                            Principal Amount Maturing in:                                    Fair
                                           -------------------------------------------------------------------------------   Value
                                             03/31/00   03/31/01   03/31/02   03/31/03   03/31/04    Thereafter     Total   03/31/99
                                           -----------------------------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans                   8,517      6,275       8,883      9,059     12,359       13,796      58,889     63,459
                  Average interest rate        9.41%     10.06%       9.88%      9.88%      9.31%        8.59%       9.52%
  Variable interest rate loans               52,388      9,222       4,691      4,182     17,634       19,212     107,329    107,329
                  Average interest rate        8.38%      8.83%       9.11%      9.09%      8.51%        8.17%       8.68%
  Fixed interest rate securities             23,956     14,350      11,069      6,031      3,244        5,515      64,165     64,848
                  Average interest rate        5.10%      5.70%       5.35%      5.35%      5.57%        5.41%       5.39%
  Other interest bearing assets               3,000                                                                 3,000      3,000
                  Average interest rate        4.69%                                                                 4.69%

Rate sensitive liabilities:
  Interest bearing demand deposits           76,189                                                                76,189     76,189
                  Average interest rate        3.05%                                                                 3.05%
  Savings deposits                           36,343      2,244         860      6,479                              45,926     45,926
                  Average interest rate        2.75%      5.40%       5.35%      5.45%                               3.30%
  Time deposits                              59,332      9,971       4,490      1,359                              75,152     75,450
                  Average interest rate        4.94%      5.50%       5.49%      5.68%                               5.31%
  Fixed interest rate borrowings                                     5,000                                          5,000      5,000
                  Average interest rate                               5.71%                                          5.71%



PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Listing of Exhibits:  Financial Data Schedule

b. There were no reports on Form 8-K filed in the first quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                               Southern Michigan Bancorp, Inc.
                                                      (Registrant)


MAY 14, 1999                                    JAMES T. GROHALSKI
------------                                    ------------------
Date                                            James T. Grohalski, President
                                                 and Chief Executive Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                               INDEX TO EXHIBITS


EXHIBIT NO.                    DESCRIPTION
-----------                    -----------

EX 27                          FINANCIAL DATA SCHEDULE