Form 10-Q
period 1999-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 1999-08-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 1999    Commission file number 2-78178
                      -------------                           -------

                         Southern Michigan Bancorp, Inc.
             (Exact name of registrant as specified in its charter)

         Michigan                                            38-2407501
         --------                                            ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                  Number)


51 West Pearl Street, Coldwater, Michigan                   49036
-----------------------------------------                   -----
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

Common Stock, $2.50 Par Value - 1,845,461 shares at July 31, 1999 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY



                                                                                        June 30         December 31
                                                                                         1999               1998
                                                                                       ----------------------------
                                                                                             (Unaudited) (A)
                                                                                              (In thousands)

     ASSETS
     Cash and due from banks                                                           $   9,625          $  16,228
     Federal funds sold                                                                                       4,000
     Investment securities available-for-sale                                             33,239             36,138
     Investment securities held to maturity (market value of $20,338 in 1999
           and $28,793 in 1998)                                                           19,786             31,756
     Loans, net                                                                          180,865            161,277
     Premises and equipment                                                                6,879              7,036
     Other assets                                                                         10,936             10,416
                                                                                       ----------------------------
                                    TOTAL ASSETS                                       $ 261,330          $ 266,851
                                                                                       ============================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                         $  33,158          $  34,751
          Interest bearing                                                               186,645            198,610
                                                                                       ----------------------------
                                                                                         219,803            233,361
     Federal funds purchased                                                               8,000
     Accounts payable and other liabilities                                                2,824              2,528
    Other long-term borrowings                                                             5,000              5,000
                                                                                       ----------------------------
                                 TOTAL LIABILITIES                                       235,627            240,889
    Common stock subject to repurchase obligation in ESOP                                  3,232              6,029
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,847,961 shares (1998-1,872,677)
                 Outstanding--1,742,441 shares (1998-1,721,950)                            4,356              4,305
          Capital surplus                                                                  5,777              3,863
          Retained earnings                                                               12,570             11,505
          Net unrealized appreciation (depreciation) on available-for-sale
                securities net of tax of $123 (1998--$95)                                   (232)               260
                                                                                       ----------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                               22,471             19,933
                                                                                       ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 261,330          $ 266,851
                                                                                       ============================


(A) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                            Three Months Ended                 Six Months Ended
                                                                                June 30                            June 30
                                                                            1999         1998                 1999          1998
                                                                    ----------------------------------------------------------------
                                                                                    (In thousands, except per share amounts)

Interest income:
     Loans, including fees                                                   $ 3,961         $ 3,964        $ 7,726         $ 7,805
     Investment securities:
         Taxable                                                                 557             537          1,190           1,074
         Tax exempt                                                              287             254            623             497
     Other                                                                        16              83             41             119
                                                                    ----------------------------------------------------------------
                  Total interest income                                        4,821           4,838          9,580           9,495
Interest expense:
     Deposits                                                                  1,875           1,862          3,794           3,682
     Other                                                                       140              78            258             163
                                                                    ----------------------------------------------------------------
                  Total interest expense                                       2,015           1,940          4,052           3,845
                                                                    ----------------------------------------------------------------
                                 NET INTEREST INCOME                           2,806           2,898          5,528           5,650
Provision for loan losses                                                        186             150            336             300
                                                                    ----------------------------------------------------------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                                    2,620           2,748          5,192           5,350
Non-interest income:
     Service charges on deposit accounts                                         263             247            508             461
     Trust department                                                            225             126            340             245
     Secondary market gains                                                      233             306            375             528
     Earnings on life insurance policies                                          62              46            101              84
     Other                                                                       135             139            258             208
                                                                    ----------------------------------------------------------------
                                                                                 918             864          1,582           1,526
                                                                    ----------------------------------------------------------------
                                                                               3,538           3,612          6,774           6,876
Non-interest expenses:
     Salaries and benefits                                                     1,079           1,129          2,165           2,265
     Occupancy                                                                   194             173            407             354
     Equipment                                                                   241             188            467             375
     Other                                                                       763             793          1,482           1,528
                                                                    ----------------------------------------------------------------
                                                                               2,277           2,283          4,521           4,522
                                                                    ----------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     1,261           1,329          2,253           2,354
Federal income taxes                                                             292             338            503             606
                                                                    ----------------------------------------------------------------
NET INCOME                                                                       969             991          1,750           1,748
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                                    (299)              8           (492)             (8)
                                                                    ----------------------------------------------------------------
COMPREHENSIVE INCOME                                                         $   670         $   999        $ 1,258         $ 1,740
                                                                    ================================================================

Basic and Diluted Earnings Per Share                                         $  0.52         $  0.52        $  0.94         $  0.91
                                                                    ================================================================
Dividends Declared Per Share                                                 $  0.19         $  0.15        $  0.37         $  0.30
                                                                    ================================================================


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                          Six Months Ended
                                                                                               June 30
                                                                                        1999               1998
                                                                                   --------------------------------
                                                                                               (In thousands)

OPERATING ACTIVITIES

     Net income                                                                        $  1,750            $  1,748
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                  Provision for loan losses                                                 336                 300
                  Provision for depreciation                                                323                 235
                  Increase  in other assets                                                (263)               (432)
                  Increases (decrease) in accounts payable
                  and other liabilities                                                     338                (156)
                                                                                   --------------------------------
                  Net cash provided by operating activities                               2,484               1,695


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                     23,183               6,971
     Purchases of investment securities                                                  (9,063)            (16,685)
     Decrease in federal funds sold                                                       4,000               1,000
     Net increase in loans                                                              (19,924)             (3,347)
     Net increase in premises and equipment                                                (166)               (834)
                                                                                   --------------------------------
                  Net cash used in investing activities                                  (1,970)            (12,895)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                (13,558)             12,336
     Increase in federal funds purchased                                                  8,000                   0
     Increase in other borrowings                                                             0               2,000
     Common stock issued                                                                      0                 251
     Common stock repurchased and retired                                                  (832)             (2,299)
     Cash dividends                                                                        (727)               (671)
                                                                                   --------------------------------
                  Net cash provided by (used in) financing activities                    (7,117)             11,617
                                                                                   --------------------------------
Increase (decrease) in cash and cash equivalents                                         (6,603)                417
Cash and cash equivalents at beginning of period                                         16,228              16,848
                                                                                   --------------------------------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                           $  9,625            $ 17,265
                                                                                   ================================


See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 1999



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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the six months ended June 30, 1999 and 1998 were 1,859,862 and 1,914,410, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have declined by 5.8% during the first six months of 1999. This decline is due to schools and other governmental entities using funds on deposit until their revenues are received.

Net loans have increased by 12.1% in the first six months of 1999. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to borrowers' seasonal demands and continued economic growth. The real estate mortgage increase is the result of additional construction loans and the offering of a competitive in-house fixed rate product. There were no loans held for sale as of June 30, 1999.

Investment securities decreased by 21.9% during the first six months of 1999. Funds received from maturing securities were used to support the increase in loans.

There were no significant fixed asset commitments as of June 30, 1999.

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

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The following table summarizes the Company's capital ratios as of June 30, 1999:

                  Tier 1 risk-based capital ratio             12.30%
                  Total risk-based capital ratio              13.35
                  Leverage ratio                               9.45

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

The Company repurchased and retired 9,169 shares of outstanding common stock during the second quarter of 1999.

RESULTS OF OPERATIONS

Net Interest Income


Net interest income decreased by $92,000 and $122,000 for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. This decrease is due to competitive pressures to lower loan rates and increase deposit rates, as well as the need for more expensive funding due to the decline in deposits.

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

The provision for loan losses increased by $36,000 the three and six month periods ended June 30,1999 compared to the same periods in 1998. This increase occurred to provide for loan growth and increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. A large commercial borrower discontinued business operations during the second quarter of 1999. As a result, approximately $170,000 in loans to this borrower were charged-off during the second quarter. Management is liquidating the collateral and has placed approximately $819,000 in loans to the borrower on nonaccrual. The provision for loan losses will continue to be recorded at a higher level than in 1998 to provide for additional potential losses from this borrower and the significant loan growth experienced to date in 1999. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of June 30, 1999.

Non-interest Income


Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $54,000 and $56,000 for the three and six month periods ended June 30, 1999 compared to the same periods in 1998. This increase is due primarily to increased service charges on deposit accounts and an increase in collected trust fees. These increases were partially offset by a decline in gains recognized on the sale of real estate mortgage loans to the secondary market.

Non-interest Expense


Non-interest expenses have remained fairly consistent in the first six months of 1999 compared to the same period in 1998. Salaries and benefits and marketing expenditures have declined from 1998 levels and offset increases in occupancy and equipment costs. The Company has also seen a decline in income taxes as its nontaxable income has increased.

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

A key step in the Company's Year 2000 plan is the development of a Remediation Contingency Plan to mitigate risks associated with a failure to successfully complete renovation, validation and implementation of the Company's Year 2000 plan. As a part of the Remediation Contingency Plan, the Company has provided for alternate software vendors for those that are not Year 2000 compliant. The Remediation Contingency Plan also provides for alternate service providers for those that are not Year 2000 compliant as of June 30, 1999. The Company also has in place an expanded Business Resumption Plan. This Plan is an addition to the Company's current Business Resumption Plan and specifically addresses Year 2000 issues and the interruption of the Company's business operations by such things as a power outage. The Business Resumption Plan includes the identification of the Company's core business processes and a specific recovery plan for the possible failure of each core business process. A sustained power outage or similar disruption will have an adverse effect on the Company's operations; however, management is not aware of any facts which would indicate that such disruptions are likely.

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

The following table provides information about the Company's financial instruments that are sensitive to changes in interest rates as of June 30, 1999. The Company had no derivative financial instruments, or trading portfolio, as of that date. The expected maturity date values for loans receivable were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Investment securities are reported at the earlier of maturity date or anticipated call date. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates, may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.



                                                                                        Principal Amount Maturing in:
                                                                 -------------------------------------------------------------------
                                                                  06/30/00        06/30/01     06/30/02       06/30/03     06/30/04
                                                                 -------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans                                       $14,768          $5,206       $10,944       $9,347        $15,648
                  Average interest rate                             9.93%          10.16%        10.00%       10.26%          9.50%
  Variable interest rate loans                                     82,110           8,373         1,715        2,522         15,920
                  Average interest rate                             8.37%           8.89%         9.09%        8.93%          8.36%
  Fixed interest rate securities                                   16,064          13,632         9,870        6,323          2,402
                  Average interest rate                             6.42%           6.12%         5.52%        5.78%          6.09%

Rate sensitive liabilities:
  Interest bearing demand deposits                                $68,850
                  Average interest rate                             3.28%
  Savings deposits                                                 45,889
                  Average interest rate                             3.29%
  Time deposits                                                    56,906           9,403         4,633          964
                  Average interest rate                             4.87%           5.52%         5.37%        5.29%
  Fixed interest rate borrowings                                    8,000                                      5,000
                  Average interest rate                             5.20%                                      5.71%








                                                                                                             Fair
                                                                            Principal Amount Maturing in:   Value
                                                                 -------------------------------------------------------------------
                                                                           Thereafter         Total         06/30/99
                                                                 -------------------------------------------------------------------
Rate sensitive assets:
  Fixed interest rate loans                                                   $15,185         $71,098         $71,899
                  Average interest rate                                         7.06%           9.48%
  Variable interest rate loans                                                  1,239         111,879         111,879
                  Average interest rate                                         8.17%           8.70%
  Fixed interest rate securities                                                4,734          53,025          53,577
                  Average interest rate                                         5.97%           5.77%

Rate sensitive liabilities:
  Interest bearing demand deposits                                                            $68,850         $68,850
                  Average interest rate                                                         3.28%
  Savings deposits                                                                             45,889          45,889
                  Average interest rate                                                         3.29%
  Time deposits                                                                                71,906          72,176
                  Average interest rate                                                         5.26%
  Fixed interest rate borrowings                                                               13,000          13,000
                  Average interest rate                                                         5.39%



PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 19, 1999 at Southern Michigan Bank & Trust. The following items were approved by the shareholders at the Annual Meeting:

a.  Election of James P. Briskey, Nolan E. Hooker, Jane L. Randall as directors.

b. Ratification of the selection of Crowe, Chizek and Company LLP as Independent Auditors for 1999.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  Financial Data Schedule

b. Form 8-K was filed in the second quarter of 1999 announcing the Registrant's adoption of a Stock Repurchase Program.


                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Southern Michigan Bancorp, Inc.
                                                 ------------------------------
                                                     (Registrant)

AUGUST 11, 1999                                  /s/  JAMES T. GROHALSKI
---------------                                  ------------------------------
Date                                             James T. Grohalski,  President
                                                 and Chief Executive Officer
                                                 (Principal Financial and
                                                 Accounting Officer)

                                 Exhibit Index

Exhibit No.              Description
-----------              -----------
   27                    Financial Data Schedule