Form 10-Q
period 1999-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 1999-11-15
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 1999          Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,823,939 shares at October 31, 1999 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC AND SUBSIDIARY


                                                                                    September 30       December 31
                                                                                          1999             1998
                                                                                    ------------------------------
                                                                                             (Unaudited)      (A)
                                                                                              (In thousands)
ASSETS
  Cash and due from banks                                                              $  13,777          $ 16,228
  Federal funds sold                                                                                         4,000
  Investment securities available-for-sale                                                54,127            36,138
  Investment securities held to maturity (market value of $28,793 in 1998)                                  31,756
  Loans, net                                                                             186,177           161,277
  Premises and equipment                                                                   6,792             7,036
  Other assets                                                                            11,578            10,416
                                                                                    ------------------------------
                                 TOTAL ASSETS                                          $ 272,451          $266,851
                                                                                    ==============================
LIABILITIES AND SHAREHOLDERS' EQUITY
  Deposits:
       Non-interest bearing                                                            $  32,248          $ 34,751
       Interest bearing                                                                  196,692           198,610
                                                                                    ------------------------------
                                                                                         228,940           233,361
  Accounts payable and other liabilities                                                   2,846             2,528
  Other long-term borrowings                                                              15,000             5,000
                                                                                    ------------------------------
                                 TOTAL LIABILITIES                                       246,786           240,889
  Common stock subject to repurchase obligation in ESOP                                    3,891             6,029
  Shareholders' equity:
    Preferred stock, 100,000 shares authorized
    Common stock, $2.50 par value:
       Authorized--4,000,000 shares
       Issued--1,832,706 shares (1998-1,872,677)
       Outstanding--1,714,802 shares (1998-1,721,950)                                      4,287             4,305
    Capital surplus                                                                        4,715             3,863
    Retained earnings                                                                     12,959            11,505
    Net unrealized appreciation  on available-for-sale securities
          net of tax of $96 (1998--$95)                                                     (187)              260
                                                                                    ------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                               21,774            19,933
                                                                                    ------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                             $ 272,451          $266,851
                                                                                    ==============================

(A) The balance sheet at December 31, 1998 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                Three Months Ended          Nine Months Ended
                                                                                    September 30                September 30
                                                                                 1999         1998           1999         1998
                                                                          ------------------------------------------------------
                                                                             (In thousands, except per share amounts)
Interest income:
   Loans, including fees                                                     $4,358         $4,015         $ 12,084      $11,820
   Investment securities:
       Taxable                                                                  516            606            1,706        1,680
       Tax exempt                                                               255            297              878          794
   Other                                                                          0             95               41          214
                                                                         -------------------------------------------------------
                Total interest income                                         5,129          5,013           14,709       14,508
Interest expense:
   Deposits                                                                   1,918          1,993            5,712        5,675
   Other                                                                        204            128              462          291
                                                                         -------------------------------------------------------
                Total interest expense                                        2,122          2,121            6,174        5,966
                                                                         -------------------------------------------------------
                               NET INTEREST INCOME                            3,007          2,892            8,535        8,542
Provision for loan losses                                                       258            150              594          450
                                                                         -------------------------------------------------------
                NET INTEREST INCOME AFTER
                PROVISION FOR LOAN LOSSES                                     2,749          2,742            7,941        8,092
Non-interest income:
   Service charges on deposit accounts                                          269            253              777          714
   Trust department                                                              19            132              359          377
   Security gains                                                                 0              0                0            0
   Secondary market gains                                                       182            198              557          726
   Other                                                                         49             45              150          129
                                                                                128            131              386          339
                                                                         -------------------------------------------------------
                                                                                647            759            2,229        2,285
                                                                         -------------------------------------------------------
Non-interest expenses:                                                        3,396          3,501           10,170       10,377
   Salaries and benefits                                                      1,184          1,067            3,349        3,332
   Occupancy                                                                    222            186              629          540
   Equipment                                                                    239            204              706          579
   Other                                                                        799            722            2,281        2,250
                                                                         -------------------------------------------------------
                                                                              2,444          2,179            6,965        6,701
                                                                         -------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                      952          1,322            3,205        3,676
Federal income taxes                                                            214            341              717          947
                                                                         -------------------------------------------------------
NET INCOME                                                                      738            981            2,488        2,729
Other comprehensive income, net of tax:
   Change in unrealized gains on securities                                      45            258             (447)         250
                                                                         -------------------------------------------------------
COMPREHENSIVE INCOME                                                         $  783         $1,239         $  2,041      $ 2,979
                                                                         =======================================================

Basic and Diluted Earnings Per Share                                         $ 0.37         $ 0.52         $   1.34      $  1.43
                                                                         =======================================================
Dividends Declared Per Share                                                 $ 0.19         $ 0.16         $   0.56      $  0.46
                                                                         =======================================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                    Nine Months Ended
                                                                                        September 30
                                                                                     1999         1998
                                                                                 -------------------------
                                                                                    (In thousands)
OPERATING ACTIVITIES

  Net income                                                                      $  2,488        $  2,390
  Adjustments to reconcile net income to net
     cash provided by operating activities:
         Provision for loan losses                                                     594             400
         Provision for depreciation                                                    501             312
         Increase  in other assets                                                    (932)           (665)
         (Increase) decrease in accounts payable and other liabilities                 363            (475)
                                                                                 -------------------------
            Net cash provided by operating activities                                3,014           1,962


INVESTING ACTIVITIES

  Proceeds from maturity of investment securities                                   27,078          10,146
  Purchases of investment securities                                               (13,988)        (22,133)
  Increase (decrease) in federal funds sold                                          4,000          (5,300)
  Net increase in loans                                                            (25,494)         (1,647)
  Net increase in premises and equipment                                              (257)         (1,469)
                                                                                 -------------------------
            Net cash used in investing activities                                   (8,661)        (20,403)


FINANCING ACTIVITIES

  Net increase (decrease) in deposits                                               (4,421)         21,329
  Increase in other borrowings                                                      10,000           2,000
  Common stock issued                                                                    0             251
  Common stock repurchased and retired                                              (1,304)         (2,299)
  Cash dividends                                                                    (1,079)           (952)
                                                                                 -------------------------
            Net cash provided by financing activities                                3,196          20,329
                                                                                 -------------------------
Increase in cash and cash equivalents                                               (2,451)          1,888
Cash and cash equivalents at beginning of period                                    16,228          16,848
                                                                                 -------------------------

           CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 13,777        $ 18,736
                                                                                 =========================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 1999



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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the nine months ended September 30, 1999 and 1998 were 1,853,311 and 1,902,076, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have declined by 1.9% during the first nine months of 1999. Deposits levels have fluctuated during 1999 as customers review their investments in lieu of recent stock market fluctuations. The Company traditionally experiences an increase in deposits in the fourth quarter of the year but it is not known if such an increase will occur in 1999 because of customers' Year 2000 concerns.

Net loans have increased by 15.4% in the first nine months of 1999. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to economic growth in the Company's market area and increased efforts to competitively price loans. The real estate mortgage increase is the result of additional construction loans and the offering of a competitive in-house fixed rate product. There were no loans held for sale as of September 30, 1999.

Investment securities decreased by 20.3% during the first nine months of 1999. Funds received from maturing securities were used to support the increase in loans.

There were no significant fixed asset commitments as of September 30, 1999.

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

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The following table summarizes the Company's capital ratios as of September 30, 1999:

                  Tier 1 risk-based capital ratio             11.93%
                  Total risk-based capital ratio              13.03
                  Leverage ratio                               9.35

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

The Company has repurchased and retired 39,971 shares of outstanding common stock during the first nine months of 1999.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $115,000 for the three month period and decreased $7,000 for the nine month period ended September 30, 1999 compared to the same periods in 1998. The increase in the third quarter is due to increased loan volume and the stability of funding costs for the quarter. The decrease for the nine month period is due to competitive pressures to lower loan rates and increase deposit rates, as well as the need for more expensive funding sources.

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

The provision for loan losses increased by $108,000 and $144,000 for the three and nine month periods ended September 30,1999 compared to the same periods in 1998. This increase occurred to provide for loan growth and increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. A large commercial borrower discontinued business operations during the second quarter of 1999. As a result, approximately $135,000 in loans to this borrower were charged-off. Management is liquidating the collateral and holds approximately $70,000 in non earning assets related to this borrower. The provision for loan losses will continue to be recorded at a higher level than in 1998 to provide for additional potential losses from this borrower and the significant loan growth experienced to date in 1999. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of September 30, 1999.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, decreased by $112,000 and $56,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. This decrease is due primarily to a decline in gains recognized on the sale of real estate mortgage loans to the secondary market. As fixed rate mortgage rates have increased, the number of new loans and refinancing activities have declined.

Non-interest Expense

Non-interest expenses increased by $265,000 for the three and nine month periods ended September 30, 1999 compared to the same periods in 1998. Salaries and benefits expenditures increased in the third quarter of the year as additional loan department employees were added to assist with the increased loan volume. Occupancy costs are higher than 1998 as a result of the addition of the new Hillsdale branch and increasing maintenance on the Bank's older properties. Equipment costs increased as a result of equipment additions for the new Hillsdale branch and technological upgrades to the Bank's mainframe and personal computers. The Company has seen a decline in income taxes as its nontaxable income has increased.

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

A key step in the Company's Year 2000 plan is the development of a Remediation Contingency Plan to mitigate risks associated with a failure to successfully complete renovation, validation and implementation of the Company's Year 2000 plan. As a part of the Remediation Contingency Plan, the Company has provided for alternate software vendors and service providers for those that are not Year 2000 compliant. The Company also has in place an expanded Business Resumption Plan. This Plan is in addition to the Company's current Business Resumption Plan and specifically addresses Year 2000 issues and the interruption of the Company's business operations by such things as a power outage. The Business Resumption Plan includes the identification of the Company's core business processes and a specific recovery plan for the possible failure of each core business process. A sustained power outage or similar disruption will have an adverse effect on the Company's operations; however, management is not aware of any facts which would indicate that such disruptions are likely.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the third quarter of 1999.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Listing of Exhibits:  Financial Data Schedule

b. There were no reports on Form 8-K filed in the third quarter of 1999.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                                 Southern Michigan Bancorp, Inc.
                                                 -------------------------------
                                                        (Registrant)

NOVEMBER 12, 1999                                /s/ JAMES T. GROHALSKI
-----------------                                -------------------------------
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
