Form 10-K405
period 1999-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2000-03-28
CIK 703699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 1999

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from        to

                         Commission file number 2-78178

                         SOUTHERN MICHIGAN BANCORP, INC.
             (Exact name of registrant as specified in its charter)

               Michigan                                           38-2407501
      (State or other jurisdiction of                          (I.R.S. Employer
      incorporation or organization)                        Identification No.)

           51 West Pearl Street
           Coldwater, Michigan                                        49036
   (Address of principal executive offices)                         (Zip Code)

Registrant's telephone number, including area code:              (517) 279-5500

Securities Registered under Section 12(b) of the Act:                None

Securities Registered under Section 12(g) of the Act:                None

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

     Indicate by check mark if disclosures of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

     The aggregate market value of the registrant's common stock, par value $2.50 per share (based on the average of the bid and ask prices) held by non-affiliates of the registrant as of March 1, 2000 was $36,039,382. For purposes of this computation, all executive officers, directors and 5% shareholders of the registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the registrant.

     The number of shares outstanding of the registrant's common stock as of March 1, 2000 was 1,958,498 shares.

                                     PART I

ITEM 1.  BUSINESS

Overview

     The registrant, Southern Michigan Bancorp, Inc. (the "Company"), is a registered bank holding company incorporated under the laws of the State of Michigan, headquartered in Coldwater, Michigan. The Company was formed in 1982 for the purpose of acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November 1982. In December 1992, Southern Michigan National Bank converted its charter to that of a Michigan state banking corporation and changed its name to, Southern Michigan Bank & Trust (the "Bank"), with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036. The Bank operates twelve (12) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan. In addition to the operations of the Bank described below, the Company owns and leases certain real estate to the Bank and third parties (see Item 2. Properties below); and SMB&T Financial Services, Inc., a subsidiary of the Bank, has been established to provide insurance and investment services, which services are currently limited to the sale of certain insurance products to the Bank. None of such activities are significant to the operations of the Company

     In February 2000, the Company and Sturgis Bank & Trust Company ("Sturgis") entered into an Agreement and Plan of Consolidation pursuant to which Sturgis will become a wholly-owned subsidiary of the Company. Sturgis shareholders will receive .398 shares of the Company's common stock for each share of Sturgis' common stock. The transaction is subject to normal regulatory approvals and the approval of the shareholders of Sturgis. The transaction is expected to close in the second half of 2000. Sturgis and the Bank will continue to operate as stand-alone banks.

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

     The Bank also offers securities brokerage services through an unaffiliated broker. The Bank maintains correspondent banking relationships with several larger banks, which correspondent relationships concern check clearing operations, transfer of funds, loan participations, the purchase and sale of federal funds, and other similar services.

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

Supervision and Regulation

General

     Bank holding companies and banks are highly regulated by both state and federal agencies. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board ("FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking as to be a proper incident thereto. The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring a nonbanking company, or substantially all of the assets of a bank or a bank holding company, or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company.

     Under FRB regulations, the Company is required to serve as a source of financial and managerial strength to the Bank and must conduct its operations in a safe and sound manner.

     The Bank is subject to regulation, supervision, and regular bank examinations by the Federal Deposit Insurance Corporation (the "FDIC") and the Michigan Financial Institutions Bureau (the "FIB"). The FIB is the Bank's chartering authority and primary regulator. Under FIB and FDIC regulations, the Bank is required to maintain reserves against its deposits and to maintain certain levels of capital and surplus. In addition, the Bank is subject to restrictions on the nature and amount of loans which may be made, the types and amounts of investments it may make, and certain limitations on the payment of dividends to its sole shareholder, the Company.

Dividend Restrictions

     The Company's principal source of income consists of dividends paid by the Bank on its common stock (all of which is owned by the Company). Michigan law restricts the Bank's ability to pay dividends to its shareholder. Under the Michigan Banking Code of 1969, as amended (the "1969 Code") and the Michigan Banking Code of 1999 (which became effective March 1, 2000 and repealed the 1969
Code), no dividend may be declared by the Bank in an amount greater than net income then on hand after deducting losses and bad debts. After payment of a dividend, the Bank must have a surplus amounting to not less than 20% of its capital. In addition, if the surplus of the Bank is less than the amount of its capital, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net income of the Bank for the preceding 6 months in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive 6 month periods in the case of annual dividends. Dividends cannot be paid from the Bank's capital or surplus. Based on the Bank's balance sheet as of December 31, 1999, the Bank could pay a dividend to the Company in the amount of $3,752,000 without prior regulatory approval.

     The payment of dividends by the Company and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (see "Capital Requirements"). These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for the Company's cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses.

     The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The Federal Reserve Board has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

Federal Regulation

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

Gramm-Leach-Bliley

     Enacted late in 1999, the Gramm-Leach-Bliley Act ("Gramm-Leach-Bliley"), broadens the scope of financial services that banks may offer to consumers, essentially removing the barriers erected during the Depression that separated banks and securities firms, closes the loophole which permitted commercial enterprises to own and operate a thrift institution, and provides some new consumer protections with respect to privacy issues and ATM usage fees. Gramm-Leach-Bliley permits affiliations between banks, securities firms and insurance companies (which affiliations were previously prohibited under the Glass-Steagall Act). Under Gramm-Leach-Bliley, a bank holding company may qualify as a financial holding company and thereby offer expanded range of financial oriented products and services which products and services may not be offered by bank holding companies. To qualify as a financial holding company, a bank holding company's subsidiary depository institutions must be well-managed, well-capitalized and have received a "satisfactory" rating on its latest examination under the Community Reinvestment Act. Gramm-Leach-Bliley provides for some regulatory oversight by the Securities and Exchange Commission for bank holding companies engaged in certain activities, and reaffirms that insurance activities are to be regulated on the state level. States, however, may not prevent depository institutions and their affiliates from engaging in insurance activities. Commercial enterprises are no longer able to establish or acquire a thrift institution and thereby become a unitary thrift holding company. Thrift institutions may only be established or acquired by financial organizations. Gramm-Leach-Bliley provides new consumer protections with respect to the transfer and use of a consumer's nonpublic personal information and generally enables financial institution customers to "opt-out" of the dissemination of their personal financial information to unaffiliated third parties. ATM operators who charge a fee to non-customers for use of its ATM must disclose the fee on a sign placed on the ATM and before the transaction is made as a part of the on-screen display or by a paper notice issued by the machine.

Riegle-Neal

     Prior to September 29, 1995, the BHCA prohibited a bank holding company from acquiring shares of any bank located outside the state in which the operations of the bank holding company's banking subsidiaries were primarily conducted unless the acquisition was specifically authorized by statute of the state of the bank whose shares were to be acquired. Under the Riegle-Neal Interstate Banking and Branching Efficiency Act of 1994 (the "Riegle-Neal Act"), the restriction on interstate bank acquisitions was repealed effective September 29, 1995. The FRB is now generally authorized to approve bank acquisitions by out-of-state bank holding companies that are adequately capitalized and managed irrespective of the permissibility of such acquisition under state law, but subject to any state requirement that the bank has been organized and operating for a minimum period of time, not to exceed five (5) years.

     Each State is permitted to prohibit interstate branch acquisitions (i.e., acquisition of a branch without acquisition of the entire target bank or the establishment of de novo branches) and to examine acquired and de novo branches of out-of-state banks with respect to compliance with certain host State laws.

FDICIA

     In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. The Bank is considered to be well-capitalized.

     FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including new reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

FIRREA

     Under the Financial Institutions Reform and Recovery and Enforcement Act of 1989 ("FIRREA"), a depository institution insured by the FDIC is liable for any loss incurred by, or reasonably expected to be incurred by, the FDIC in connection with (i) the default of a commonly controlled FDIC-insured depository institution, or (ii) any assistance provided by the FDIC to any commonly controlled FDIC-insured depository institution "in danger of default." "Default" is defined generally as the appointment of a conservator or receiver and "in danger of default" is defined as the existence of certain conditions indicating that a default is likely to occur in the absence of regulatory assistance.

Transactions with Affiliates and Insiders

     The Bank and the Company are affiliates of each other and, as such, are subject to certain federal restrictions with respect to loans and extensions of credit to the Company and other Company affiliates, investments in the Company's and its affiliates' securities, acceptance of such securities as collateral for loans to any borrowers, and leases, services and other agreements between the Bank and the Company. Additionally, regulations allow a bank to extend credit to the bank's and its affiliates' executive officers, directors and principal shareholders or their related interests, only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders, and if credit underwriting standards are followed that are no less stringent than those applicable to comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must in certain circumstances be approved in advance by a majority of the entire board of directors of the Bank. The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus.

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

     Under the risk-based assessment system, a depository institution pays an assessment of between 0 cents and 27 cents per $100 of insured deposits based on its capital level and risk classification. To arrive at a risk based assessment for an insured institution, the FDIC places it in one of nine risk categories using a two step analysis based first on capital ratios and then on other relevant supervisory information. The Bank has been given the designation of well managed and well capitalized. As a result of such classification, the Bank pays the lowest assessment rate possible to the FDIC. In 1997, the Bank began making payments to the FDIC for certain Financing Corporation ("FICO") Bonds that had been previously issued. Any significant changes in the deposit insurance assessment rate or FICO bond servicing imposed by the FDIC could have a material effect on the earnings of the Company.

Capital Requirements

     The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of 8.0 percent. At least half of Total Capital must be composed of common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I Capital"). At December 31, 1999, the Company's Total Capital to risk-weighted assets was 12.0 percent, which is above the regulatory minimum requirements.

     In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for the bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution. The Company's Tier I Capital leverage ratio at December 31, 1999 was 8.4 percent.

     The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements applicable to bank holding companies. At December 31, 1999, the Bank met all applicable capital requirements.

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

Employees

     As of December 31, 1999, 141 persons were employed by the Bank; 123 were full time employees and 18 were part time employees.

Selected Statistical Information

     The following tables describe certain aspects of the Company's business in statistical form.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the average balance sheets for the years ending December 31:
 (Dollars in Thousands)



                                                   1 9 9 9                                     1 9 9 8
                                     -------------------------------------      --------------------------------------
                                      Average                       Yield/        Average                       Yield/
                                      Balance         Interest      Rate          Balance        Interest       Rate
                                     --------         --------      ----          -------        --------       ----
ASSETS
Interest earning assets:

Loans (A) (B) (C)                     $  178,906     $  16,606      9.3%          $  160,666    $  15,816      $  9.8%
Taxable investment securities (D)         35,784         2,235      6.2               32,449        2,305         7.1
Tax-exempt investment
  securities (A)                          22,716         1,715      7.6               22,342        1,657         7.4
Federal funds sold                         2,154           107      5.0                4,782          266         5.6
                                      ----------     ---------                    ----------       ------
  Total interest earning assets          239,560        20,663      8.6              220,239       20,044         9.1

Non-interest earning assets:
  Cash and due from banks                 12,679                                      15,591
  Other assets                            18,028                                      16,415
  Less allowance for loan loss            (2,161)                                     (1,955)
                                      ----------                                  ----------

    Total assets                      $  268,106                                  $  250,290
                                      ==========                                  ==========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                     $   77,664     $   2,482      3.2%          $   74,154    $   2,440         3.3%
  Savings deposits                        45,722         1,496      3.3               44,356        1,509         3.4
  Time deposits                           73,553         3,760      5.1               68,177        3,673         5.4
  Federal funds purchased                  2,044            97      4.7                    -            -           -
  Other borrowings                         9,716           600      6.2                6,146          410         6.7
                                       ---------     ---------                    ----------    ---------
     Total interest bearing
       liabilities                       208,699         8,435      4.0              192,833        8,032         4.2

Non-interest bearing liabilities:
  Demand deposits                         32,982                                      30,570
  Other                                    1,261                                       1,124
  Common stock subject to
    repurchase obligation                  5,009                                       5,464
  Shareholders' equity                    20,155                                      20,299
                                      ----------                                  ----------
Total liabilities and
  shareholders' equity                $  268,106                                   $ 250,290
                                      ==========                                  ==========
   Net interest earnings                             $  12,228                                  $  12,012
                                                     =========                                  =========

Net yield on interest
 earning assets                                                     5.1%                                          5.5%
                                                                  =====                                         =====




                                                       1 9 9 7
                                        ---------------------------------------
                                          Average                        Yield/
                                          Balance        Interest        Rate
                                        ---------        --------        ----

ASSETS
Interest earning assets:

Loans (A) (B) (C)                        $   158,193      $  15,593         9.9%
Taxable investment securities (D)             33,538          2,189         6.5
Tax-exempt investment
  securities (A)                              16,864          1,253         7.4
Federal funds sold                             1,357             74         5.5
                                         -----------      ---------
  Total interest earning assets              209,952         19,109         9.1

Non-interest earning assets:
  Cash and due from banks                     10,442
  Other assets                                14,871
  Less allowance for loan loss                (1,866)
                                         -----------

    Total assets                         $   233,399
                                         ===========

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
  Demand deposits                        $    63,856      $   2,163         3.4%
  Savings deposits                            43,505          1,485         3.4
  Time deposits                               67,993          3,612         5.3
  Federal funds purchased                        784             42         5.4
  Other borrowings                             1,404            141        10.0
                                         -----------      ---------
     Total interest bearing
       liabilities                           177,542          7,443         4.2

Non-interest bearing liabilities:
  Demand deposits                             30,004
  Other                                        1,355
  Common stock subject to
    repurchase obligation                      4,227
  Shareholders' equity                        20,271
                                         -----------
Total liabilities and
  shareholders' equity                   $   233,399
                                         ===========
   Net interest earnings                                  $  11,666
                                                          =========

Net yield on interest
 earning assets                                                             5.6%
                                                                          =====


(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $583,000 and $29,000, respectively for 1999; $563,000 and $35,000, respectively for 1998; and $392,000 and $48,000 respectively for 1997.
(B) Average balance includes average nonaccrual loan balances of $593,000 in 1999; $815,000 in 1998; and $500,000 in 1997.
(C) Interest income includes loan fees of $663,000 in 1999; $563,000 in 1998; and $617,000 in 1997.
(D) Average balance includes average unrealized gain (loss) of $(104,000) in 1999; $128,000 in 1998; and $(13,000) in 1997 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

(Dollars in Thousands)

The following table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:

Volume Variance - change in volume multiplied by the previous year's rate.

Rate Variance - change in rate multiplied by the previous year's volume.

Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 1999, 1998 and 1997.




                                                        1999 Compared to 1998            1998 Compared to 1997
                                                     Increase (Decrease) Due To       Increase (Decrease) Due To
                                                     --------------------------       --------------------------

Interest income on:                                 Volume      Rate        Net      Volume      Rate        Net
                                                    ------      ----        ---      ------      ----        ---
Loans                                              $  1,727   $  (937)   $  790     $  243     $  (20)    $  223
Taxable investment securities                           224      (294)      (70)       (73)       189        116
Tax-exempt investment securities                         28        30        58        406         (2)       404
Federal funds sold                                     (133)      (26)     (159)       190          2        192
                                                   --------   -------    ------     ------     ------     ------

   Total interest earning assets                   $  1,846   $(1,227)   $  619     $  766     $  169     $  935
                                                   ========   =======    ======     ======     ======     ======

Interest expense on:

Demand deposits                                    $     113  $     (71) $   42     $  340     $  (63)    $  277
Savings deposits                                          46        (59)    (13)        29         (5)        24
Time deposits                                            281       (194)     87         10         51         61
Federal funds purchased                                   97          -      97        (42)         -        (42)
Other borrowings                                         222        (32)    190        331        (62)       269
                                                   ---------  ---------  ------     ------     ------     ------

   Total interest bearing liabilities              $     759  $    (356) $  403     $  668     $  (79)    $  589
                                                   =========  =========  ======     ======     ======     ======

Net interest income                                $   1,087  $    (871) $  216     $   98     $  248     $  346
                                                   =========  =========  ======     ======     ======     ======

II.  INVESTMENT PORTFOLIO

(Dollars in Thousands)

The following table sets forth the fair value and amortized cost of securities at December 31:




                                                1 9 9 9                   1 9 9 8                    1 9 9 7
                                                -------                   -------                    -------
                                          Fair        Amortized      Fair       Amortized      Fair       Amortized
                                          Value         Cost         Value        Cost         Value        Cost
                                          -----         ----         -----        ----         -----        ----

U.S. Treasury and other
  U.S. Government agencies
  and corporations                      $  15,541    $  15,885    $   9,087     $  9,087     $  6,262     $   6,262
States and political subdivisions          28,411       28,529       37,903       37,006       20,885        20,560
Corporate securities                        6,172        6,203       15,942       15,902       15,590        15,564
Other securities                            4,105        4,201        5,899        5,899        2,688         2,688
                                        ---------    ---------    ---------     --------     --------     ---------

Total investment securities             $  54,229    $  54,818    $  68,831     $ 67,894     $ 45,425     $  45,074
                                        =========    =========    =========     ========     ========     =========




The following table sets forth the amortized cost of securities by maturity (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 1999:



                                     -----------------------------------Maturing-----------------------------------

                                       Within One Year      1 to 5 Years        5 to 10 Years     After 10 Years
                                     -----------------      ------------        -------------     -----------------

                                       Amount    Yield     Amount    Yield     Amount   Yield     Amount    Yield
                                       ------    -----     ------    -----     ------   -----     ------    -----

U.S. Treasury and other
  U.S. Government agencies
  and corporations                    $   5,031   5.64%   $ 10,854    5.53%   $      -      -%    $    -       -%
States and political subdivisions (1)     9,197   5.19      16,183    5.57       3,109   5.85         40    6.10
Corporate securities                      2,850   6.26       3,353    6.56
Other securities                            654   5.64       2,155    5.36         469   5.73        923    8.63
                                      ---------           --------            --------            ------

Total (1)                             $  17,732   5.45%   $ 32,545    5.63%   $  3,578   5.83%    $  963    8.63%
                                      =========  =====    ========   -====    ========  =====     ======    ====



(1)  Yields are not presented on a tax-equivalent basis.


The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Except as indicated and for U.S. Treasury and other U.S. Government agencies, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 1999 and 1998, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $13,114,000 and $19,883,000 with an estimated market value of $13,132,000 and $20,729,000, respectively.

III. LOAN PORTFOLIO

(Dollars in Thousands)

Types of Loans

The following table sets forth the classification of loans by major category at December 31:




                                              1999           1998           1997            1996            1995
                                              ----           ----           ----            ----            ----
Commercial, financial, and
  agricultural                            $    96,758     $    82,533    $    74,819    $    72,108     $    51,940
Real estate mortgage (1)                       63,423          51,567         50,057         47,561          41,293
Installment                                    33,190          29,203         33,865         33,009          30,004
                                          -----------     -----------    -----------    -----------     -----------

   Total loans                            $   193,371     $   163,303    $   158,741    $   152,678     $   123,237
                                          ===========     ===========    ===========    ===========     ===========



(1)  Includes loans held for sale


Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities of the loan portfolio at December 31, 1999. Also provided are the amounts due after one year classified according to interest rate sensitivity.


                                                           Within 1        1 to 5          After 5
                                                           Year (A)         Years           Years           Total
                                                           --------         -----           -----           -----


Commercial, financial, and agricultural                   $    34,461    $    38,999    $    23,298     $    96,758
Real estate mortgages                                           6,431          1,935         55,057          63,423
Installment                                                     1,816         18,096         13,278          33,190
                                                          -----------    -----------    -----------     -----------

   Total                                                  $    42,708    $    59,030    $    91,633     $   193,371
                                                          ===========    ===========    ===========     ===========

Loans maturing after one year with:
   Fixed interest rates                                                  $    44,786    $    23,127
   Variable interest rates                                                    14,244         68,506
                                                                         -----------    -----------

     Total                                                               $    59,030    $    91,633
                                                                         ===========    ===========



     (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

Non-Performing Loans

Non performing loans include impaired loans, nonaccrual and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:


                                                                        December 31
                                              1999           1998           1997            1996            1995
                                              ----           ----           ----            ----            ----
Non accrual loans:
   Commercial, financial and
     agricultural                         $       306     $       343    $     1,026    $       448     $       380
   Real estate mortgage                            23               -              -              -              24
   Installment                                      -               -             61              2              40
                                          -----------     -----------    -----------    -----------     -----------

                                                  329             343          1,087            450             444

Loans contractually past due 90 days
   or more:
   Commercial, financial, and
     agricultural                                 432             807          1,067             82             353
   Real estate mortgage                           134             161            630            129              56
   Installment                                     34             120            966            165               4
                                          -----------     -----------    -----------    -----------     -----------
                                                  600           1,088          2,663            376             413
                                          -----------     -----------    -----------    -----------     -----------

     Total                                $       929     $     1,431    $     3,750    $       826     $       857
                                          ===========     ===========    ===========    ===========     ===========

Percent of total loans outstanding                .48%            .88%          2.36%           .54%            .70%
                                          ===========     ===========    ===========    ===========     ===========


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


Interest of $9,000 and $19,000 was realized on nonaccrual loans during 1999 and 1998, respectively. Under original terms for these loans, interest income which would have been recorded approximates $50,000 and $91,000 in 1999 and 1998, respectively. There are no loan commitments outstanding to extend credits to these customers.

Potential Problem Loans

At December 31, 1999, the Company had approximately $2,683,000 in commercial, financial, agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

The following table sets forth changes in the allowance for loan losses:



                                                                         Year Ended December 31
                                                        1999         1998         1997         1996         1995
                                                        ----         ----         ----         ----         ----

Balance at beginning of year                         $   2,026    $   1,863     $  1,814     $  1,609     $   1,498

Charge offs:
   Commercial, financial and agricultural                 (505)        (227)        (122)         (13)          (87)
   Installment                                            (492)        (352)        (386)        (157)         (124)
   Real estate                                             (53)           -            -            -             -
                                                     ---------    ---------     --------     --------     ---------
                                                        (1,050)        (579)        (508)        (170)         (211)


Recoveries:
   Commercial, financial and agricultural                  171           41           31           43            43
   Installment                                             132          101           66           62            54
   Real estate                                               1            -            -            3             3
                                                     ---------    ---------     --------     --------     ---------
                                                           304          142           97          108           100
                                                     ---------    ---------     --------     --------     ---------
   Net charge offs                                        (746)        (437)        (411)         (62)         (111)

Provision for loan losses                                  852          600          460          267           222
                                                     ---------    ---------     --------     --------     ---------

   Balance at end of year                            $   2,132    $   2,026     $  1,863     $  1,814     $   1,609
                                                     =========    =========     ========     ========     =========

Average loans outstanding                            $ 178,906    $ 160,666     $158,193     $137,273     $ 123,684
                                                     =========    =========     ========     ========     =========

Ratio of net charge offs to average loans outstanding      .42%         .27%         .26%         .05%          .09%
                                                       =======    =========     ========     ========     =========

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

Even though such an allocation has inherent limitations, the Company has compiled the results of its various reviews and has made estimates of the risk which might be allocated to the respective loan categories.

The following table sets forth the allocation of the allowance for loan losses at December 31:




                                                 --------1 9 9 9--------   --------1 9 9 8--------   --------1 9 9 7---------
                                                         -------                   -------                   -------
                                                             Percent of                 Percent of                Percent of
                                                              Loans in                   Loans in                  Loans in
                                                                Each                       Each                      Each
                                                              Category                   Category                  Category
                                                              Of Total                   Of Total                  Of Total
                                                  Allowance     Loans        Allowance     Loans       Allowance     Loans

Commercial, financial and agricultural           $     924       50.0%     $     777       50.5%     $     628       47.1%
Real estate mortgage                                   127       32.8            103       31.6             98       31.0
Installment                                            601       17.2            521       17.9            321       21.9
Unallocated                                            480          -            625          -            816          -
                                                 ---------    -------      ---------    -------      ---------     ------

                                                 $   2,132      100.0%     $   2,026      100.0%     $   1,863      100.0%
                                                 =========    =======      =========    =======      =========     ======






                                                  ---------1 9 9 6--------- ---------1 9 9 5---------
                                                           -------                   -------


                                                               Percent of                  Percent of
                                                                Loans in                    Loans in
                                                                  Each                        Each
                                                                Category                    Category
                                                                Of Total                    Of Total
Commercial, financial and agricultural             Allowance      Loans       Allowance       Loans
Real estate mortgage
Installment                                        $     351       47.2%     $     313       42.1%
Unallocated                                               95       31.2             83       33.5
                                                         177       21.6            157       24.4
                                                       1,191          -          1,056          -
                                                   ---------    -------      ---------    -------

                                                   $   1,814      100.0%     $   1,609      100.0%
                                                   =========    =======      =========    =======



The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, and historical loan loss experience.

The 1996 provision increased from 1995 levels to provide for loan growth. The 1997 provision was increased to provide for loan growth and the increase in charge-offs and delinquencies. Several customers, including a large commercial borrower, declared bankruptcy during 1997 resulting in increased charge-offs. The 1999 and 1998 provisions increased to provide for higher charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. Net commercial loan charge-offs totaled $334,000 in 1999; $267,000 of this was attributable to three commercial borrowers that discontinued business operations during 1999.

V.   DEPOSITS

(Dollars in Thousands)

The following table sets forth the average amount of deposits and rates paid for deposits for the years ended December 31:




                                                           1 9 9 9               1 9 9 8               1 9 9 7
                                                           -------               -------               -------
                                                    Amount      Rate      Amount       Rate     Amount       Rate

Non interest bearing demand deposits               $  32,982             $  30,570             $  30,004
Interest bearing demand deposits                      77,664      3.2%      74,154     3.3%       63,856     3.4%
Savings deposits                                      45,722      3.3       44,356     3.4        43,505     3.4
Time deposits                                         73,553      5.1       68,177     5.4        67,993     5.3
                                                   ---------             ---------             ---------

                                                   $ 229,921             $ 217,257             $ 205,358
                                                   =========             =========             =========



The following table sets forth as of December 31, 1999, the aggregate amount of outstanding deposits (certificates of deposit) of $100,000 or more by maturity (in thousands of dollars):


                           Three months or less                          $    8,858
                           Over three months through six months               5,686
                           Over six months through twelve months              3,850
                           Over twelve months                                 4,719
                                                                         ----------

                                                                         $   23,113
                                                                         ==========




VI.  RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios for the years ended December 31:



                                                                                 1 9 9 9     1 9 9 8      1 9 9 7
                                                                                 -------     -------      -------

Return on average assets                                                           1.23%       1.42%        1.30%
Return on average equity (1)                                                      16.37       17.48        14.96
Dividend payout ratio (2)                                                         41.61       35.56        36.58
Average equity to average assets (1)                                               7.52        8.11         8.69



(1) Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.

(2)  Dividends declared divided by net income.

ITEM 2.  PROPERTIES

     The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan and is owned by the Bank. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 9 teller windows are available to serve the Bank's customers. The Bank owns eleven branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Kinderhook, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, one in North Adams, Michigan and one in Pennfield Township (Battle Creek), Michigan. The Bank also leases 1,700 square feet from a third party for use in its Battle Creek Loan Production Office. In addition, the Company owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by one of its Battle Creek branches. 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office, 762 square feet is leased to a local insurance company and 394 square feet is leased to community nonprofit organizations. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with nine of the branch offices having drive-in facilities and seven of the branches having automated teller machines.

     All of the Company's and the Bank's facilities are maintained in good condition and are adequately insured. Management of Company believes the present facilities are adequate to meet both current and future needs.

ITEM 3.  LEGAL PROCEEDINGS

     The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to it to date, management of the Company does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Company.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 469 shareholders of record at February 29, 2000.

         The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:


                                                 1999                                             1998
                             ------------------------------------------       -------------------------------------------
                                     BID PRICE                  CASH                  BID PRICE                  CASH
                             -------------------------        DIVIDENDS        ------------------------       DIVIDENDS
                             HIGH BID          LOW BID        DECLARED         HIGH BID         LOW BID        DECLARED
Quarter Ended
-------------------------------------------------------------------------------------------------------------------------
March 31                    $    33.08      $    27.00       $      .16      $    37.80       $    30.60      $      .13
June 30                          32.40           27.23              .17           46.13            37.13             .13
September 30                     29.70           26.10              .17           40.50            37.13             .15
December 31                      30.60           27.23              .18           37.80            29.48             .19

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note L to the consolidated financial statements for the year ended December 31, 1999.

All market price per share amounts have been adjusted for a 10% stock dividend declared in 1999.


ITEM 6.  SELECTED FINANCIAL DATA


                                                                     Year Ended December 31
                                                1999            1998             1997            1996             1995
                                            ----------------------------------------------------------------------------
Total interest income                       $   20,051       $   19,446      $   18,669       $   16,787      $   15,476
Net interest income                             11,616           11,414          11,226           10,183           9,096
Provision for loan losses                          852              600             460              267             222
Net income                                       3,300            3,549           3,032            3,058           2,615
Per share data:
   Basic and diluted earnings per share           1.64             1.70            1.44             1.46            1.27
   Cash dividends                                  .68              .60             .52              .48             .45
Balance sheet data:
   Other borrowings                             15,000            5,000           3,000                -               -
   Capital note                                      -                -               -                -           1,000
   Common stock subject to repurchase            3,990            6,029           4,899            3,555           2,232
   Equity                                       19,990           19,345          20,590           19,616          18,497
   Total assets                                275,825          266,851         238,531          235,562         209,977
Return on average assets                         1.23%            1.42%           1.30%            1.45%           1.31%
Return on average equity                        16.37%           17.48%          14.96%           16.09%          14.64%


All per share amounts have been adjusted for a 10% stock dividend declared in 1999, a 1997 stock split effected in the form of a 100% stock dividend and a 2 for 1 stock split in 1995.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the Company's financial condition which supplements the Consolidated Financial Statements. The analysis should be read in conjunction with such financial statements.

FINANCIAL CONDITION

         The Company functions as a financial intermediary and, as such, its financial condition should be examined in terms of trends in its sources and uses of funds.

         The Company uses its funds primarily to support its lending activities. Loans increased by 18.4% in 1999 and 2.9% in 1998. The loan growth occurred in all loan categories and is the result of continued good economic conditions within the Company's market area. Commercial loans increased 17.2% as local businesses expanded to meet the growth demands of the region. Consumer loans increased 13.7% as the Bank competitively priced its boat and recreational vehicle loans and offered dealer incentives to obtain such loans. Real estate mortgage loans increased 23.0% as the Bank engaged in a home equity loan promotion and offered an attractive short-term fixed rate mortgage loan product.

         Gains recognized on the sale of real estate mortgage loans to the secondary market decreased in 1999 from $1,085,000 in 1998 to $758,000. The secondary market loan activity declined in 1999 as mortgage rates increased and the refinancing activity of 1998 declined. Loans held for sale at December 31, 1999 were $991,000. The real estate portfolio largely consists of residential mortgages within the local area with a low risk of loss.

         The loan growth in 1998 occurred in commercial loans, which increased by 10.3% as local businesses expanded and took advantage of lower interest rates. Consumer loans declined in 1998 as a result of competition from both financial and non-financial companies which offer borrowers other low cost financing options. The real estate portfolio increased primarily due to the offering of competitive home equity products.

         Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $37,949,000 and $31,175,000 at December 31, 1999 and 1998, respectively. Most of these commitments are priced at a variable interest rate thus minimizing the Bank's risk in a changing interest rate environment.

         There were no significant concentrations in any loan category as to borrower or industry. However, substantially all loans are granted to customers primarily in Southern Michigan.

         Another significant component of cash flow is the securities portfolio. Total securities decreased by 20.1% in 1999 and increased by 50.6% in 1998. The funds received from maturing securities were used to fund the 1999 loan growth since the Bank was not able to fund this growth with deposits. The 1998 increase is the result of a significant increase in deposits.

         The available-for-sale portfolio had net unrealized losses of $589,000 in 1999 and gains of $394,000 in 1998. During 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities" and transferred the entire portfolio of held to maturity securities to available for sale. The transfer was done so that the securities would be available to sell should the Company's liquidity needs require it. None of these securities were sold during 1999. There is no concentration of securities in the portfolio which would constitute an unusual risk except at year-end 1999 and

1998, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $13,114,000 and $19,883,000 with an estimated market value of $13,132,000 and $20,729,000, respectively.

         Deposits traditionally represent the Company's principal source of funds. Total deposits remained stable in 1999 and increased 12.7% in 1998. The Bank was not able to increase its deposit base in 1999 because of increased competition within the Bank's market area. Local competitors have offered premium rates for deposits and the Bank has chosen not to match such rates. Also contributing to the lack of deposit growth was an increase in customer cash withdrawals late in the year in preparation for the Year 2000 rollover. The 1998 increase in deposits is the result of a complete overhaul of the Bank's personal checking accounts which allowed the Bank to increase the number of deposit accounts. The Bank experienced an increase not only in demand deposit accounts, but in other deposit accounts as well as customers opened secondary accounts to supplement their new checking accounts.

         Attracting and keeping traditional deposit relationships will continue to be a challenge to the Bank, particularly with the increased competition from nondeposit products. As an alternate funding source, the Bank obtains putable advances from the Federal Home Loan Bank (FHLB) of Indianapolis. The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in the Bank's one-to-four family whole mortgage loans, U.S. Treasury and Government agencies and highly rated private mortgage-backed securities. FHLB advances can be a less expensive way to obtain longer term funds than paying a premium for long term deposits.

         Premises and equipment decreased by 4.7% in 1999 and increased by 25.9% in 1998. The 1999 decrease was due to a lack of significant additions and increased depreciation because of the high level of additions in 1998. The Bank opened a new branch office in Hillsdale in October 1998 at an approximate cost of $2,000,000. The Bank made this significant investment because of the growth potential in Hillsdale. In 2000, the Bank will spend approximately $2,300,000 to renovate the Coldwater main office and the Beckley Road office.

         On February 15, 2000, the Company announced that it had agreed to merge with Sturgis Bank & Trust Company of Sturgis, Michigan ("Sturgis"). The transaction is anticipated to be a tax-free exchange. It is subject to regulatory approvals and approval by the shareholders of Sturgis, and is anticipated to be effective the second half of 2000. The exchange ratio is .398 shares of the Company's common stock for one share of Sturgis' common stock.

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

         As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements are intended to insure that adequate capital is maintained against risk other than credit risk. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets of 3 percent for the most highly rated bank holding companies and banks that do not anticipate and are not experiencing significant growth. All other bank holding companies are required to maintain a ratio of Tier 1 capital to assets of 4 to 5 percent, depending on the particular circumstances and risk profile of the institution.

         Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available-for-sale securities is not included in the ratios listed in Note O to the financial statements. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP) and the unearned ESOP shares. As seen in Note O, the Company exceeds the well capitalized requirements.

         In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 1999 and 1998, total average assets grew 7.1% and 7.2%. At the same time, average equity (including common stock held by the ESOP) decreased 2.3% in 1999 and increased 5.2% in 1998. Equity grew at lower levels than assets in both 1999 and 1998 because of the repurchase and retirement of common stock shares (82,442 shares in 1999 and 51,079 in 1998). Future growth opportunities will focus on maintaining the existing customer base and growing within selected other markets identified as providing significant growth potential.

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

         Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing or callable within 1 year were $17,732,000 at December 31, 1999 representing 32.7% of the amortized cost of the investment securities portfolio, a decrease from the 43.4% level of 1998. Loans maturing within 1 year were $42,708,000 at December 31, 1999 representing 22.1% of the loan portfolio, a slight decrease from the 23.2% level of 1998.

         Financial institutions are subject to prepayment risk in falling rate environments. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of its assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company.

         During the year ended December 31, 1999, there was a net decrease in cash and cash equivalents of $4,182,000. The major sources of cash in 1999 were loan sales and maturing securities. The major uses of cash in 1999 were loan growth and loans originated for sale.

         During the year ended December 31, 1998, there was a net decrease in cash and cash equivalents. of $620,000. The major sources of cash in 1998 were loan sales and the increase in deposits. The major uses of cash in 1998 were the purchase of investment securities and loans originated for sale.

         During the year ended December 31, 1997, there was a net increase in cash and cash equivalents of $3,328,000. The major sources of cash in 1997 were loan sales and maturing securities. The major uses of cash in 1997 were loan growth and loans originated for sale.

         Federal law places restrictions on extensions of credit from banks to their parent holding company and, with certain exceptions, to other affiliates, on investments in stock or other securities thereof, and on taking of such securities as collateral for loans. State law also places restrictions on the payment of dividends by the Bank to the Company. Note L to the Consolidated Financial Statements discusses these dividend limitations.

         Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

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

         The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 1999:



                                                  0-30           31-90         91-365          1-5         Over 5
                                                  Days           Days           Days          Years        Years
                                                  ----           ----           ----          -----        -----
Interest-earning assets                      $      54,348  $      6,439  $     56,815  $    108,904   $     21,749

Interest-bearing liabilities                        53,968        84,526        42,013        25,260         10,000
                                             ----------------------------------------------------------------------

Interest sensitivity gap                     $         380  $    (78,087) $     14,802  $     83,644    $    11,749
                                             ======================================================================


         The primary interest sensitive assets in the one year repricing range are commercial loans and adjustable rate mortgage loans. The primary interest sensitive liabilities in the one year repricing range are money market investment accounts, certificates of deposit and interest bearing checking accounts. This analysis indicates that growth in rate sensitive liabilities has outpaced the growth in rate sensitive assets in the one year range. This has occurred primarily as a result of the inclusion of interest bearing checking accounts and savings accounts in a repricing period of one year or less as these accounts have become rate sensitive as interest rates have fluctuated. The long-term interest sensitivity gap indicates that the Company's net interest margin would improve with an increase in interest rates and decline with further declines in interest rates. Trying to minimize the interest sensitivity gap is a continual challenge in a changing rate environment and one of the objectives of the Company's asset/liability strategy.

RESULTS OF OPERATIONS

         Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income increased by 1.8% in 1999, 1.7% in 1998 and 10.2% in 1997. The 1999 increase is due to the reinvestment of funds held in the investment securities portfolio into the higher yielding loan portfolio, partially offset by increased interest expense as a result of increased FHLB advances. The 1998 increase is due to the reinvestment of funds held in overnight federal funds accounts into higher yielding investment securities. The 1997 net interest income increased as a result of the reinvestment of funds received from maturing investment securities into the higher yielding loan portfolio, along with the stability of the Company's cost of funds.

         The uncertain economic environment and potential fluctuations in interest rates are expected to continue to impact the Company and the industry in 2000. Depending on these interest rate fluctuations, there may be continued market pressure to raise deposit rates in 2000 and to lower loan rates. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. Loan rates are subject to change as the national prime rate changes and are also influenced by competitor's rates. An increase in deposit rates occurring at the same time as loan rate decreases would cause the Company's net interest income to decline.

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

         The provision for loan losses was $852,000 in 1999, $600,000 in 1998 and $460,000 in 1997. The 1999 provision increase occurred to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies. Net commercial loan charge-offs totaled $334,000 in 1999; $267,000 of this was attributable to three commercial borrowers that discontinued business operations during 1999. The 1998 provision was increased to provide for increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. The 1997 provision was increased to provide for loan growth and the increase in charge-offs and delinquencies. Several customers, including a large commercial borrower, declared bankruptcy during 1997 resulting in increased charge-offs. It is anticipated that the Company will continue to experience higher than normal losses in 2000. The provision will be adjusted quarterly, if necessary, to reflect actual charge-off experience and any known future losses.

         Non-interest income, excluding security gains and losses, decreased by 5.4% in 1999 and increased by 30.2% in 1998 and 15.2% in 1997. The 1999 decrease is due primarily to a decline in gains recognized on the sale of real estate mortgage loans to the secondary market. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale and receives a fee in order to service the loans. As fixed rate mortgage rates increased in 1999, the number of new loans and refinancing activities declined.

         The 1998 increase is due to increased service charge income, increased gains recognized on the sale of secondary market real estate mortgage loans and increased income from the Bank's automatic teller machines (ATMs). The Bank increased its deposit base by 12.7% in 1998 and generated additional service charges as a result of the growth. During this period of relatively low interest rates, the Bank generated large volumes of fixed rate mortgage loans which were sold to the secondary market. During 1998, the Bank began assessing a fee to noncustomers who use the Bank's ATMs and thus increased fees generated.

         The 1997 increase is due to increased service charges on deposit accounts as a result of the additional deposits purchased in connection with the acquisition of two branches late in 1996, increased gains recognized on the sale of secondary market real estate mortgage loans in 1997 due to an increase in activity, increased fees from the sale of nondepository investment products in 1997 due to an increase in activity and unrecognized losses on real estate mortgage loans held for sale recorded in 1996. These increases were partially offset by a decline in trust income due to a decline in trust assets and a decline in earnings on Bank owned life insurance policies due to an increase in premium payments.

         Security gains of $5,000 were recognized in 1997. No sales occurred in 1999 or 1998.

         Non-interest expense increased by 2.2% in 1999, 1.8% in 1998 and 16.0% in 1997. In 1999, salaries and benefit expenditures increased as additional loan department employees were added to assist with the increased loan volume. Occupancy and equipment costs were higher in 1999 as a result of the addition of the new Hillsdale branch and its equipment additions, increasing maintenance on the Bank's older properties and technological upgrades to the Bank's mainframe and personal computers. Professional and outside services were higher in 1999 as a result of increased usage of consultants for general bank consulting purposes. Advertising and marketing expenses were down for 1999 as a result of higher expenses paid to promote the Bank's new checking product in 1998.

         The primary expense categories that increased in 1998 were occupancy and equipment and professional and outside services. Occupancy and equipment costs increased as a result of the opening of the new Hillsdale branch and continued upgrades to the Bank's technology base. Professional and outside services increased as a result of increased usage of consultants for general bank consulting purposes.

         The 1997 increase was due to additional personnel costs, occupancy and equipment costs, advertising and marketing expenditures, training costs and intangible asset amortization as a result of the acquisition of two branches late in 1996. Trust department expenses also increased in 1997 as professional consultants and new trust administrators were added in order to increase the trust department's market share. Equipment costs increased in 1997 as the Company invested in significant technological upgrades.

         Income tax expense was $1,005,000 in 1999, $1,185,000 in 1998 and
$1,085,000 in 1997. Tax-exempt income continues to have a major impact on the Company's tax expense. The lower coupon rate on municipal instruments is offset by the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $358,000 in 1999, $350,000 in 1998 and $254,000 in 1997.

         Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on average equity was 16.4% in 1999, 17.5% in 1998 and 15.0% in 1997. The return on average assets was 1.2% in 1999, 1.4% in 1998 and 1.3% in 1997.

         The majority of assets and liabilities of a financial institution are monetary in nature and therefore differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.

         Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates. As discussed previously, management is attempting to maintain an essentially balanced position between interest sensitive assets and liabilities in order to protect against wide interest rate fluctuations.

YEAR 2000

         The Company had a successful Year 2000 rollover. The Company has not experienced any significant Year 2000 problems as a result of the rollover, and is not aware of any customers that have experienced material Year 2000 problems. This success can be attributed to the fact that the Company began addressing Year 2000 issues in mid 1997. The Company followed a plan to identify all critical business processes and established a priority schedule for assessment of each process. As the Company worked through its Year 2000 plan, any hardware, software, equipment or vendor provided services that were identified as not Year 2000 compliant were either upgraded or retired. While no Year 2000 problems have been identified to date, monitoring will continue for most of 2000 to assure that all Year 2000 issues have been addressed.

NONPERFORMING ASSETS

         Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate which includes foreclosures and deeds in lieu of foreclosure.

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

         The following table sets forth the aggregate amount of nonperforming loans in each of the following categories:


                                                                                        December 31
                                                                          1999             1998            1997
                                                                          -------------------------------------
                                                                                  (Dollars in thousands)
Nonaccrual loans:
   Commercial, financial and agricultural                             $        306    $        343     $      1,026
   Real estate mortgage                                                         23               -                -
   Installment                                                                   -               -               61
                                                                      ---------------------------------------------
                                                                               329             343            1,087

Loans contractually past due 90 days or more:
   Commercial, financial and agricultural                                      432             807            1,067
   Real estate mortgage                                                        134             161              630
   Installment                                                                  34             120              966
                                                                      ---------------------------------------------
                                                                               600           1,088            2,663
                                                                      ---------------------------------------------

Total nonperforming loans                                                      929           1,431            3,750
Other real estate owned                                                          4             166              103
                                                                      ---------------------------------------------

Total nonperforming assets                                            $        933    $      1,597     $      3,853
                                                                      ---------------------------------------------

Nonperforming loans to year-end loans                                         .48%            .88%            2.36%
                                                                              ===             ===             ====
Nonperforming assets to year-end loans
  and other real estate owned                                                 .48%             .98%            2.43%
                                                                              ===              ===             ====

         Nonperforming loans are subject to continuous monitoring by management and are specifically reserved for in the allowance for loan losses where appropriate.

         At December 31, 1999, the Company had approximately $2,683,000 in commercial, financial and agricultural loans for which payments are presently current but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

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

REGULATORY MATTERS

         Representatives of the Financial Institutions Bureau, a division of the Department of Commerce of the State of Michigan, completed an examination at the Company's subsidiary bank using financial information as of May 24, 1999. The purpose of the examination was to determine the safety and soundness of the Bank.

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

         Management and the Board of Directors evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examination that relate to the operations of the Company and the Bank. As a matter of practice, management and the Board of Directors consider such recommendations promptly.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The Company's primary market risk exposure is interest rate risk and to a lesser extent liquidity risk. See Liquidity and Interest Rate Sensitivity, above. Business is transacted in U.S. dollars with no foreign exchange rate risk or any direct exposure to changes in commodity prices.

         The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 1999 and 1998. The Company had no derivative financial instruments, or trading portfolio, at either date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.


                                                 1999 Principal Amount Maturing in:                        Fair Value
                                  2000       2001       2002       2003       2004    Thereafter    Total    12/31/99
                                  ----       ----       ----       ----       ----    ----------    -----    --------
Rate sensitive assets:
  Fixed interest rate loans      $11,510  $   5,997  $  10,769  $  11,439  $  16,581  $  23,127  $  79,423  $  78,477
    Average interest rate           8.98       9.01       9.03       9.52       9.72       9.31       9.12
  Variable interest rate loans    84,171      5,636      4,514      6,928     10,934      1,765    113,948    113,948
    Average interest rate           8.65       8.92       8.89       9.03       8.90       9.17       8.75
  Fixed interest rate securities   9,638      7,985     11,546     11,217      2,902     10,941     54,229     54,229
    Average interest rate           5.45       5.57       5.64       5.87       5.44       5.32       5.60
  Other interest bearing assets      655                                                               655        655
    Average interest rate          5.14%                                                             5.14%

Rate sensitive liabilities
  Interest bearing demand
    deposits                      82,498                                                             82,498     82,498
    Average interest rate           3.19                                                               3.19
  Passbook savings                30,793                                                             30,793     30,793
    Average interest rate           2.40                                                               2.40
  Time deposits                   57,453      8,044      5,765        574         29                 71,865     71,959
    Average interest rate           5.11       5.65       5.55       5.15       5.14                   5.23
  Other deposits                   6,482      2,792      1,265        234      4,250                 15,023     14,911
    Average interest rate           4.87       5.25       5.29       5.30       5.31                   5.11
  Fixed interest rate
    borrowings                    13,588      2,000                                                  15,588     15,588
    Average interest rate           5.32       5.77                                                    5.38


                                                 1998 Principal Amount Maturing in:                        Fair Value
                                  1999       2000       2001       2002       2003    Thereafter    Total    12/31/98
                                  ----       ----       ----       ----       ----    ----------    -----    --------
Rate sensitive assets:
  Fixed interest rate loans     $ 9,887  $   6,679  $   8,478  $  10,259  $  11,483  $  11,582  $  58,368  $  58,653
    Average interest rate         10.81       9.98      10.25      10.50       9.79       9.01      10.02
  Variable interest rate loans   77,513      5,190      4,157      6,380     10,069      1,626    104,935    104,935
    Average interest rate          8.75       8.63       8.65       8.79       9.00       8.72       8.70
  Fixed interest rate securities 21,933     11,304      7,962      5,327      2,971     18,397     67,894     68,831
    Average interest rate          4.71       4.62       4.59       4.64       4.58       4.71       4.60
  Other interest bearing assets   6,610                                                             6,610      6,610
    Average interest rate         4.84%                                                             4.84%

Rate sensitive liabilities
  Interest bearing demand
    deposits                     79,255                                                            79,255     79,255
    Average interest rate          3.05                                                              3.05
  Passbook savings               31,797                                                            31,797     31,797
    Average interest rate          2.30                                                              2.30
  Time deposits                  54,704     10,774      5,164      1,797                           72,439     72,899
    Average interest rate          5.11       4.83       4.74       4.81                             5.00
  Other deposits                  6,461      2,825      1,282        235      4,289                15,092     16,209
    Average interest rate          4.35       5.81       5.72       5.65       5.60                  5.40
  Fixed interest rate
    borrowings                               3,588      2,000                                       5,588      5,588
    Average interest rate                     5.47       5.47                                        5.47


ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the Section entitled "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7 of this report and is incorporated herein by reference.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

         See consolidated financial statements of the Company which are included in Item 14., Exhibits, Financial Statement Schedules and Reports on Form 8-K, and begin on page FS-1.


ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None

                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table lists the names of the directors and their ages as of February 29, 2000, their principal occupations and the year in which each became a director. Mr. Grohalski is the only executive officer of the Company.


                                                                                               YEAR FIRST BECAME A
                                                     PRINCIPAL OCCUPATION(S) FOR PAST 5      DIRECTOR OF THE COMPANY
     NAME OF DIRECTOR                    AGE                      YEARS(1)
     ----------------------------------- --------- ---------------------------------------- ---------------------------

     James P. Briskey                    66        Owner - Pittsford Grain Incorporated                1982
                                                   (grain elevator operator)

     H. Kenneth Cole                     51        Treasurer - Hillsdale College                       1998

     William E. Galliers                 57        Co-Owner and Chief Executive Officer -              1993
                                                   G & W Display Fixtures, Inc.
                                                   (manufacturer of display fixtures)

     James T. Grohalski                  59        President and Chief Executive Officer               1982
                                                   of the Company and the Bank since
                                                   December 31, 1998; Executive Vice
                                                   President and Chief Financial Officer
                                                   of the Company and President of the
                                                   Bank from January 1, 1984 until
                                                   December 31, 1998; Mr. Grohalski
                                                   joined the Bank in 1967.

     Nolan E. Hooker                     48        Owner - Hooker Oil Co. (distributor of              1991
                                                   heating oil)

     Gregory J. Hull                     51        Farmer                                              1955

     Thomas E. Kolassa                   52        Owner - The Planning Group (insurance)              1995

     James J. Morrison                   52        Owner - Morrison & Associates                       1991
                                                   (insurance)


                                                                                               YEAR FIRST BECAME A
                                                     PRINCIPAL OCCUPATION(S) FOR PAST 5      DIRECTOR OF THE COMPANY
     NAME OF DIRECTOR                    AGE                      YEARS(1)
     ----------------------------------- --------- ---------------------------------------- ---------------------------



     Jane L. Randall                     78        Owner - Dally Tire Co. (tire                        1982
                                                   distributor)

     Freeman E. Riddle                   67        Owner - Spoor & Parlin, Inc. (farm                  1982
                                                   equipment)

     Jerry L. Towns                      65        President and Chief Executive Officer               1982
                                                   of the Company and Chairman and Chief
                                                   Executive Officer of the Bank until
                                                   retirement on December 31, 1998


ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid by the Company and the Bank with respect to the fiscal year ended December 31, 1999 to the Company's Chief Executive Officer. Mr. Grohalski is the only executive officer of the Company.

                           SUMMARY COMPENSATION TABLE


                                                               ANNUAL COMPENSATION
                                                               -------------------
                                                                                                ALL OTHER
       NAME AND PRINCIPAL POSITION                         YEAR         SALARY ($)(1)       COMPENSATION ($)(2)
       -----------------------------------------------------------------------------------------------------------
       James T. Grohalski
       President and Chief Executive
          Officer of the                                   1999           $140,570                 $7,344
       Company and the
          Bank                                             1998           $133,813                 $7,400
                                                           1997           $135,225                 $7,202

          (1) The amounts shown include amounts deferred under the 401(k) provisions of the ESOP and the Bank's Executives' Deferred Compensation Plan.

          (2) The amounts shown include the following for 1999: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $4,000 and $3,000 respectively for Mr. Grohalski; and (ii) $344 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Grohalski's benefit.

Retirement Benefits

         Officers of the Company participate in the Southern Michigan Bank & Trust Retirement Plan (the "Retirement Plan") which has been adopted by the Bank. Under the terms of the Retirement Plan, a normal monthly retirement benefit is provided to covered employees who attain the age of 65. It provides for a normal retirement benefit after 30 years of credited service equal to 35% of a participant's actual monthly compensation based on the participant's highest consecutive five year average compensation (see column captioned "Remuneration"). For participants with less than 30 years credited service, reduced benefits are available in an amount equal to the normal retirement benefit reduced by 1/30 for each year of service less than 30. Participants are 100% vested after five years of credited service, and are subject to forfeiture upon termination of employment with credited service less than five years. The following table represents estimated normal annual benefits payable on a straight-life annuity basis upon retirement at age 65 and are not subject to deduction for social security benefits:


                               PENSION PLAN TABLE


                                                                       YEARS OF SERVICE
                                                 -------------------------------------------------------------

                    REMUNERATION                        25                  30                    35
               -----------------------------------------------------------------------------------------------
                           $110,000                  $32,100             $38,500               $38,500

                           $120,000                  $35,000             $42,000               $42,000

                           $130,000                  $37,900             $45,500               $45,500

                           $140,000                  $40,800             $49,000               $49,000

                           $150,000                  $43,750             $52,500               $52,500

James T. Grohalski has 32 years of credited service and $132,500 current covered remuneration.


         The Bank also has in effect supplemental retirement arrangements in the form of Executive Employee Salary Continuation Agreements with Messrs. Grohalski and Towns under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the participant upon retirement at age
65. The participant is entitled to a reduced benefit if his retirement occurs between the ages of 62 and 65. No benefit is payable if the participant voluntarily terminates his employment or is discharged for cause prior to the age of 62. However, the specified benefit is payable beginning at age 65, if the participant's employment is terminated after a "change in control" of the Company, and in connection with such change, his title, responsibility or compensation is significantly lessened or the status of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan, is intended to be approximately equal to the benefit the participant would have received under the Retirement Plan but for a plan amendment which changed the Retirement Plan's benefit formula to comply with changes in pension laws and which substantially reduced the participants' benefits. For James T. Grohalski, the specified benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060 per year for 15 years. The Board of Directors may increase the benefit by not more than 2% per year prior to retirement.

         The Bank also has an Executives' Deferred Compensation Plan (the "Deferred Compensation Plan") for directors and certain officers. Under the Deferred Compensation Plan, participants elect to defer a portion of their compensation (in the case of directors, their fees) on a pretax basis. Upon retirement at or after age 65, the participant or his or her designated beneficiary is entitled to a benefit equal to the amount of the participant's deferrals to the Deferred Compensation Plan plus earnings on such deferrals at a specified rate of interest compounded annually, payable in equal monthly amounts for not less than 180 months. Upon the participant's termination of employment or retirement before age 65, the benefit payable to the participant at age 65 is determined by multiplying the amount deferred under the Deferred Compensation Plan by the ratio of the number of months for which the participant made deferrals to the number of months from the time the participant began making deferrals to the participant's reaching age 65. The amounts shown in the summary compensation table above include amounts deferred as contributions under the Deferred Compensation Plan.

Compensation Committee Report on Executive Compensation

Executive Compensation Policies.

         The Company's executive compensation policies are designed to support the corporate objective of maximizing the long-term value of the Company to its shareholders and employees. To achieve this objective, the Compensation Committee believes it is important to provide competitive levels of compensation to attract and retain the most qualified executives, to recognize individuals who exceed expectations and to link closely overall corporate performance and executive pay.

         The Company has established two primary components of the Company's executive compensation plan. The two components are: (a) base compensation; and
(b) stock-based performance compensation through stock option grants, subject to the shareholders' approval of the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan described below.

Base Compensation.

         The Compensation Committee annually reviews base salaries of executive officers. Factors which influence decisions made by the Compensation Committee regarding base salaries are levels of responsibility and potential for future responsibilities, salary levels offered by competitors and overall performance of the Company. The Compensation Committee's practice in establishing salary levels is based in part upon overall Company performance and is not based upon any specific objectives or policies, but reflects the subjective judgment of the Compensation Committee. However, specific annual performance goals are established for each executive officer. Based on the Compensation Committee's comparison of the Company's overall compensation levels as a percent of revenues and net income to comparable companies in the industry, the Compensation Committee believes its overall compensation levels are in the middle of the range.

Stock Option Grants.

         Executive compensation to reward past performance and to motivate future performance will also be provided through stock options granted under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan if approved by the shareholders. The purpose of the plan is to encourage executive officers to maintain a long-term stock ownership position in the Company in order that their interests are aligned with those of the Company's shareholders. The Board of Directors, in its discretion, has the authority to determine participants in the plan, the number of shares to be granted and the option price and term. Consideration for stock option awards are evaluated on a subjective basis and granted to participants until an ownership position exists which is consistent with the participant's current responsibilities.

Chief Executive Officer Compensation.

         The Compensation Committee established Mr. Grohalski's base salary based primarily on a subjective evaluation of the Company's prior year's financial results, past salary levels and compensation paid to other chief executive officers in the Company's industry. Based on the Compensation Committee's comparison of the Company's overall compensation level for Mr. Grohalski as a percent of revenue and net income to comparable companies in the industry, the Compensation Committee believes his overall compensation level is in the middle of the range.

RESPECTFULLY SUBMITTED BY THE MEMBERS OF THE COMPENSATION COMMITTEE, James J. Morrison, H. Kenneth Cole and James P. Briskey.

Director Compensation

         Currently, each director of the Company whose principal occupation is not with the Company or the Bank receives an annual fee of $6,200 which will be indexed for inflation in 2000. In addition, outside directors are compensated $150 for each committee meeting attended and participate in a bonus program based upon the achievement of growth and profitability goals. No bonus was paid to outside directors for 1999. Subject to approval by the shareholders as described below, the directors will be eligible to receive stock options under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 29, 2000, the names and addresses of all beneficial owners of 5% or more of the Common Stock showing the amount and nature of such beneficial ownership:


                                NAME & ADDRESS OF                           AMOUNT & NATURE OF           PERCENT
      TITLE OF CLASS             BENEFICIAL OWNER                         BENEFICIAL OWNERSHIP(1)        OF CLASS
      -----------------------------------------------------------------------------------------------------------

      Common Stock             Southern Michigan Bank                          169,500(a)                 8.65%
                               & Trust
                               51 West Pearl Street
                               Coldwater, MI  49036

      Common Stock             Harvey B. Randall                               146,075(b)                 7.46%
                               8391 Old U.S. 27 South
                               Marshall, MI  49068


          (1) Based upon information furnished to the Company by the beneficial owners named above. The nature of beneficial ownership for shares shown is sole voting and investment power, except as set forth below. Shares have been rounded to the nearest whole share.

               (a) Shares are held by the Trust Department of Southern Michigan Bank & Trust (the "Bank") in various fiduciary capacities. 16,270 of such shares are voted by the Bank with no investment power.

               (b)  Includes 146,022 shares held by Mr. Randall as trustee.

         The following table sets forth, as of February 29, 2000, the total number of shares of the Common Stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Company as a group.




      NAME OF BENEFICIAL OWNER OR        AMOUNT AND NATURE OF          TOTAL        PERCENT OF
      NUMBER OF PERSONS IN GROUP        BENEFICIAL OWNERSHIP(1)                       CLASS
      ----------------------------------------------------------------------------------------

      James P. Briskey                      10,648                    21,296          1.09
                                            10,648 (a)

      H. Kenneth Cole                          169                       169           (2)

      William E. Galliers                    2,260 (a)                 2,260           (2)

      James T. Grohalski(3)                 21,868 (b)                21,868          1.12

      Nolan E. Hooker                          950 (a)                   950           (2)

      Gregory J. Hull                        1,099 (a)                 1,099           (2)

      Thomas E. Kolassa                      1,527 (a)                 1,527           (2)

      James J. Morrison                        346                     2,904           (2)
                                             2,558 (a)



      NAME OF BENEFICIAL OWNER OR        AMOUNT AND NATURE OF          TOTAL        PERCENT OF
      NUMBER OF PERSONS IN GROUP        BENEFICIAL OWNERSHIP(1)                       CLASS
      ----------------------------------------------------------------------------------------



      Jane L. Randall                        5,774 (c)                 5,774           (2)

      Freeman E. Riddle                      4,554                     7,000           (2)
                                             2,446 (a)

      Jerry L. Towns (4)                       126 (a)                 7,048           (2)
                                             6,922 (d)

      All directors and executive           71,895                    71,895         3.67%
      officers as a group (11 persons)


          (1) Based upon information furnished to the Company by the individual named and the members of the designated group. The nature of beneficial ownership for shares shown is sole voting and investment power except as set forth below. Shares have been rounded to the nearest whole share.

               (a)  Shared voting and investment power.

               (b) Includes 19,385 shares held by the Bank's Employee Stock Ownership Plan (the "ESOP") as to which Mr. Grohalski has voting power only.

               (c)  Shares indicated are held as trustee.

               (d) Shares are voted by the Bank as IRA custodian unless otherwise directed by Mr. Towns.

          (2)  Less than one percent (1%).

          (3)  Mr. Grohalski is the only executive officer of the Company.

          (4) Mr. Towns served on the Board of Directors since 1982 and is retiring as a director effective April 17, 2000. Mr. Towns' three year term as a director expires as of the 2000 Annual Meeting.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Directors and officers of the Company and their associates were customers of, and had transactions with the Bank in the ordinary course of business during 1999. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1)The following consolidated financial statements of the Company are filed as a part of this report and are included herewith beginning on page FS-1:

               - Report of Crowe, Chizek and Company LLP, independent auditors

               -    Consolidated Balance Sheets - December 31, 1999 and 1998

               - Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 1999, 1998 and 1997

               - Consolidated Statements of Income - Years ended December 31, 1999, 1998 and 1997

               - Consolidated Statements of Cash Flows - Years ended December 31, 1999, 1998 and 1997

               -    Notes to Consolidated Financial Statements - December 31,
                    1999

         (a)(2)Not applicable.

         (a)(3)Exhibits (Numbered in accordance with Item 601 of Regulation
               S-K).


               Exhibit No.           Description of Exhibit
               -----------           ----------------------
                Exhibit 2 Agreement and Plan of Consolidation dated February 15, 2000 by and between the Company and Sturgis Bank & Trust Company, a Michigan savings bank.

               Exhibit 3(i) Articles of Incorporation incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and
                             Exhibit 3 to Form S-3D filed April 30, 1998.

              Exhibit 3(ii) Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

                Exhibit 4 Instruments Defining the Rights of Security Holders of the Company are the Articles of Incorporation and By-Laws (see Exhibits 3(i) and (ii) above).

                Exhibit 9    Not applicable.

              Exhibit 10(a) Material Contracts - Executive Compensation Plans and Arrangements: (1) Master Agreements for Directors' Deferred Income Plan; (2) Composite form of Executive Employee Salary Continuation Agreement, as amended; and (3) Master Agreements for Executives' Deferred Compensation Plan, as amended, are incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

              Exhibit 10(b) Southern Michigan Bancorp, Inc. 2000 Stock Option Plan.

                Exhibit 11   Not applicable.

                Exhibit 12   Not applicable.

                Exhibit 13   Not applicable.

                Exhibit 16   Not applicable.

                Exhibit 18   Not applicable.

                Exhibit 19   Not applicable.

               Exhibit No.           Description of Exhibit
               -----------           ----------------------
                Exhibit 21   Subsidiaries of the Company.

                Exhibit 22   Not applicable.

                Exhibit 23   Consent of Independent Auditors.

                Exhibit 27   Financial Data Schedule.

          (b) No reports on Form 8-K were filed in the last Quarter of the period covered by this report.

          (c)  Exhibits - See Item 14(a)(3) above.

          (d) Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements and Notes thereto.

SUPPLEMENTAL INFORMATION TO BE FURNISHED WITH REPORTS FILED PURSUANT TO SECTION 15(d) OF THE ACT BY REGISTRANTS WHICH HAVE NOT REGISTERED SECURITIES PURSUANT TO
SECTION 12 OF THE ACT

          (a) On March 24, 2000, the Company delivered to the Commission via EDGAR its proxy statement dated March 24, 2000 which was prepared for its 2000 Annual Meeting of Shareholders and, which proxy statement included, in Appendix B, the information required in its 2000 Annual Report.





   (The remainder of this page is intentionally blank. The next page is FS-1).

REPORT OF INDEPENDENT AUDITORS



                       [CROWE CHIZEK LOGO]







Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan


We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 1999 and 1998 and the related consolidated statements of income, shareholders' equity and cash flows for each of the three years in the period ended December 31, 1999. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 1999 and 1998 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 1999 in conformity with generally accepted accounting principles.

As disclosed in Note C, on July 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.





                                            Crowe, Chizek and Company LLP

South Bend, Indiana
February 11, 2000

CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)



                                                                                                  December 31,
                                                                                              1999           1998
                                                                                        ---------------------------
ASSETS
Cash                                                                                    $     4,217     $     3,021
Due from banks                                                                                7,829          13,207
                                                                                        ---------------------------
     Cash and cash equivalents                                                               12,046          16,228
Federal funds sold                                                                                            4,000
Securities available for sale                                                                54,229          36,138
Securities held to maturity (fair value $32,693 - 1998)                                                      31,756
Loans, net of allowance for loan losses $2,132 - 1999 ($2,026 - 1998)                       191,239         161,277
Premises and equipment                                                                        6,705           7,036
Accrued interest receivable                                                                   2,442           2,418
Net cash surrender value of life insurance                                                    5,251           5,026
Other assets                                                                                  3,913           2,972
                                                                                        ---------------------------
     TOTAL ASSETS                                                                       $   275,825     $   266,851
                                                                                        ===========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                           $    33,124     $    34,778
         Interest bearing                                                                   200,179         198,583
                                                                                        ---------------------------
              Total deposits                                                                233,303         233,361
     Accrued expenses and other liabilities                                                   3,542           3,116
     Other borrowings                                                                        15,000           5,000
                                                                                        ---------------------------
         TOTAL LIABILITIES                                                                  251,845         241,477

Common stock subject to repurchase obligation in
  Employee Stock Ownership Plan, shares outstanding - 130,502 in 1999
  (150,727 in 1998)                                                                           3,990           6,029

Shareholders' equity
     Preferred stock, 100,000 shares authorized; none issued or outstanding
     Common stock, $2.50 par value:
         Authorized - 4,000,000 shares
         Issued - 1,969,259 shares in 1999 (1,872,677 in 1998)
         Outstanding - 1,838,757 shares in 1999 (1,721,950 in 1998)                           4,597           4,305
     Additional paid-in capital                                                               8,421           3,863
     Retained earnings                                                                        7,949          11,505
     Accumulated other comprehensive income (loss), net of tax $200 - 1999,
       $(134) - 1998                                                                           (389)            260
     Unearned Employee Stock Ownership Plan shares                                             (588)           (588)
                                                                                        ---------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                          19,990          19,345
                                                                                        ---------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   275,825     $   266,851
                                                                                        ===========================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)

                                                                                     Accumulated
                                                                                        Other
                                                                                    Comprehensive
                                                            Additional                 Income,      Unearned
                                                Common        Paid-In     Retained      (Loss)        ESOP
                                                 Stock        Capital     Earnings    Net of Tax     Shares       TOTAL
                                              ----------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1997                   $     2,174  $     2,734  $    14,687  $        21  $             $    19,616

Net income for 1997                                                          3,032                                   3,032
Cash dividends declared - $.52 per share                                    (1,109)                                 (1,109)
Common stock issued under dividend
  reinvestment plan (9,879 shares)                    25          365                                                  390
100% stock dividend issued (956,695
  shares)                                          2,392                    (2,392)
Change in common stock subject
  to repurchase                                     (159)      (1,185)                                              (1,344)
Net change in unrealized gain on
  available for sale securities, net of tax                                                   5                          5
                                              ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1997                       4,432        1,914       14,218           26                     20,590

Net income for 1998                                                          3,549                                   3,549
Cash dividends declared - $.60 per share                                    (1,262)                                 (1,262)
Common stock issued under dividend
  reinvestment plan (6,835 shares)                    18          233                                                  251
Common stock repurchased and
  retired (51,079 shares)                           (128)      (2,171)                                              (2,299)
Transfer from retained earnings to
  additional paid-in capital                                    5,000       (5,000)
Change in common stock subject
  to repurchase                                      (17)      (1,113)                                              (1,130)
Purchase of shares by ESOP
  (14,000 shares)                                                                                       (588)         (588)
Net change in unrealized gain on
  available for sale securities, net of tax                                                 234                        234
                                              ----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 1998                       4,305        3,863       11,505          260         (588)       19,345

Net income for 1999                                                          3,300                                   3,300
Cash dividends declared - $.68 per share                                    (1,373)                                 (1,373)
10% stock dividend issued (179,024
  shares)                                            447        5,036       (5,483)
Common stock repurchased and
  retired (82,442 shares)                           (206)      (2,466)                                              (2,672)
Change in common stock subject
  to repurchase                                       51        1,988                                                2,039
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                               (649)                       (649)
                                             -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                 $     4,597  $     8,421  $     7,949  $      (389) $      (588)  $    19,990
                                             =============================================================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)



                                                                                   Year ended December 31,
                                                                            1999            1998           1997
                                                                        ------------------------------------------
Interest income:
     Loans, including fees                                               $    16,577    $    15,781     $    15,545
     Securities:
         Taxable                                                               2,235          2,305           2,189
         Tax-exempt                                                            1,132          1,094             861
                                                                         ------------------------------------------
                                                                               3,367          3,399           3,050
     Other                                                                       107            266              74
                                                                         ------------------------------------------
         Total interest income                                                20,051         19,446          18,669
Interest expense:
     Deposits                                                                  7,738          7,622           7,260
     Other                                                                       697            410             183
                                                                         ------------------------------------------
         Total interest expense                                                8,435          8,032           7,443
                                                                         ------------------------------------------
NET INTEREST INCOME                                                           11,616         11,414          11,226
Provision for loan losses                                                        852            600             460
                                                                         ------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           10,764         10,814          10,766

Non-interest income:
     Service charges on deposit accounts                                       1,064            978             835
     Trust fees                                                                  486            500             528
     Securities gains                                                                                             5
     Net gains on loan sales                                                     758          1,085             550
     Earnings on life insurance assets                                           208            220             181
     Other                                                                       509            413             360
                                                                         ------------------------------------------
                                                                               3,025          3,196           2,459
Non-interest expense:
     Salaries and employee benefits                                            4,569          4,528           4,508
     Occupancy                                                                   854            781             697
     Equipment                                                                   979            872             762
     Printing, postage and supplies                                              385            466             419
     Advertising and marketing                                                   287            417             444
     Professional and outside services                                           428            326             242
     Other                                                                     1,982          1,886           2,036
                                                                         ------------------------------------------
                                                                               9,484          9,276           9,108
                                                                         ------------------------------------------
Income before income taxes                                                     4,305          4,734           4,117
Federal income taxes                                                           1,005          1,185           1,085
                                                                         ------------------------------------------
NET INCOME                                                                     3,300          3,549           3,032
Other comprehensive income:
     Unrealized gains (losses) on securities arising during the year          (1,599)           355              13
     Net cumulative effect of adopting new accounting principle                  616
     Reclassification adjustment for accumulated (gains) losses
       included in net income                                                                                    (5)
     Tax effect                                                                  334           (121)             (3)
                                                                         ------------------------------------------
     Other comprehensive income (loss)                                          (649)           234               5
                                                                         ------------------------------------------

COMPREHENSIVE INCOME                                                     $     2,651    $     3,783     $     3,037
                                                                         ==========================================

BASIC AND DILUTED EARNINGS PER COMMON SHARE                              $      1.64    $      1.70     $      1.44
                                                                         ==========================================

See accompanying notes to consolidated financial statements.

CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                                   Year ended December 31,
                                                                            1999            1998           1997
                                                                         ------------------------------------------
OPERATING ACTIVITIES
     Net income                                                          $     3,300    $     3,549     $     3,032
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                               852            600             460
         Depreciation                                                            711            599             527
         Net amortization of investment securities                               206            182             138
         Net realized gain on sales of investment securities                                                     (5)
         Loans originated for sale                                           (27,348)       (34,550)        (17,175)
         Proceeds on loans sold                                               27,773         35,167          17,489
         Net gains on loan sales                                                (758)        (1,085)           (550)
         Net change in:
              Accrued interest receivable                                        (24)          (342)           (161)
              Other assets                                                      (607)            60             124
              Accrued expenses and other liabilities                             481           (459)            160
                                                                         ------------------------------------------
         Net cash from operating activities                                    4,586          3,721           4,039

INVESTING ACTIVITIES
     Net (increase) decrease in federal funds sold                             4,000            500          (4,500)
     Activity in available-for-sale securities:
         Sales                                                                                                  255
         Maturities and calls                                                 19,238          9,522          12,187
         Purchases                                                           (19,387)       (32,808)         (1,167)
     Activity in held-to-maturity securities:
         Maturities and calls                                                 12,625          6,852           4,355
         Purchases                                                                           (6,213)         (4,230)
     Increase in net cash surrender value of life insurance                     (225)          (612)           (432)
     Loan originations and payments, net                                     (30,481)        (4,531)         (6,230)
     Additions to premises and equipment                                        (380)        (2,047)           (888)
                                                                         ------------------------------------------
         Net cash from investing activities                                  (14,610)       (29,337)           (650)

FINANCING ACTIVITIES
     Net change in deposits                                                      (58)        26,296          (2,402)
     Proceeds from other borrowings                                           10,000          2,000           3,000
     Common stock issued                                                                        251             390
     Cash dividends paid                                                      (1,428)        (1,252)         (1,049)
     Repurchase of common stock                                               (2,672)        (2,299)
                                                                         ------------------------------------------
         Net cash from financing activities                                    5,842         24,996             (61)
                                                                         ------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (4,182)          (620)          3,328
Beginning cash and cash equivalents                                           16,228         16,848          13,520
                                                                         ------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                         $    12,046    $    16,228     $    16,848
                                                                         ==========================================

Transfers of securities from held to maturity
  to available for sale                                                  $    19,747    $         -     $         -

See accompanying notes to consolidated financial statements.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND INDUSTRY SEGMENTS: Southern Michigan Bancorp, Inc. is a bank holding company. The Company's business is concentrated in the banking industry segment. The business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets. While the Company's chief decision makers monitor the revenue stream of various company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated into one operating segment. The Bank offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southern Michigan communities in which the Bank is located and in areas immediately surrounding these communities. The Bank grants commercial, real estate and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly owned subsidiary, Southern Michigan Bank & Trust (the Bank), after elimination of significant intercompany balances and transactions.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, deferred income tax provisions, fair values of certain securities and other financial instruments and the actuarial present value of pension benefit obligations, net periodic pension expense and prepaid pension costs.

SECURITIES: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income and shareholders' equity, net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, resultant prepayment risk, and other factors.

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value when a decline in fair value is not temporary.

LOANS: Loans are reported at the principal balance outstanding, net of unearned interest, deferred loan fees and costs, and an allowance for loan losses. Interest income is reported on the interest method and includes amortization of net deferred loan fees and costs over the loan term.

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Payments received on such loans are reported as principal reductions.

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loans is necessarily subjective. Accordingly, management estimates the allowance balance required based on past loan loss experience, known and inherent risks in the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. A problem loan is charged-off by management as a loss when deemed uncollectible, although collection efforts continue and future recoveries may occur.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using accelerated methods over their estimated useful lives. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized.

SERVICING RIGHTS: Servicing rights represent both purchased rights and the allocated value of servicing rights retained on loans sold. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

GOODWILL AND CORE DEPOSIT INTANGIBLES: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is amortized on the straight-line method over 15 years. Identified intangibles represent the value of depositor relationships purchased and are amortized on accelerated methods over 10 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. Goodwill was $745,000 and $807,000 and core deposit intangibles were $376,000 and $464,000 at December 31, 1999 and 1998, respectively. These balances are included in other assets.

OTHER REAL ESTATE: Other real estate was $161,000 and $166,000 at December 31, 1999 and 1998 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of cost or fair value less estimated cost of disposal.

INCOME TAXES: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized.

EARNINGS AND DIVIDENDS PER COMMON SHARE: Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share reflects the dilutive effect of any additional potential common shares. Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issue of the financial statements.

CASH FLOW INFORMATION: For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks as cash and cash equivalents. The Company reports net cash flows for customer loan and deposit transactions.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income. Other comprehensive income includes the net change in unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, real estate and installment loans to customers mainly in Southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 50% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 33% of the loan portfolio and are collateralized by mortgages on residential real estate. Consumer loan loans make up approximately 17% of the loan portfolio and are primarily collateralized by consumer assets.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: The Company, in the normal course of business, makes commitments to extend credit which are not reflected in the consolidated financial statements.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements at December 31, 1999 and 1998.

RECLASSIFICATIONS: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.


NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of the computations of basic and diluted earnings per common share for the years ended December 31, 1999, 1998 and 1997 is presented below:



                                                                                   Year Ended December 31,
                                                                            1999            1998           1997
                                                                            ----            ----           ----
BASIC EARNINGS PER COMMON SHARE

     Net income (in thousands)                                           $     3,300    $     3,549     $     3,032
                                                                         ==========================================

     Weighted average common shares outstanding                            2,027,015      2,084,821       2,101,494

     Less:  Unallocated ESOP shares                                          (15,400)        (2,566)              -
                                                                         ------------------------------------------

     Weighted average common shares outstanding for basic
       earnings per common share                                           2,011,615      2,082,255       2,101,494
                                                                         ==========================================

     Basic earnings per common share                                     $      1.64    $      1.70     $      1.44
                                                                         ==========================================

DILUTED EARNINGS PER COMMON SHARE

     Net income (in thousands)                                           $     3,300    $     3,549     $     3,032
                                                                         ==========================================

     Weighted average common and dilutive
       potential common shares outstanding                                 2,011,615      2,082,255       2,101,494
                                                                         ==========================================

     Diluted earnings per common share                                   $      1.64    $      1.70     $      1.44
                                                                         ==========================================

NOTE C - SECURITIES

Year end investment securities were as follows (in thousands):


                                                                            GROSS           GROSS
                                                           AMORTIZED     UNREALIZED      UNREALIZED        FAIR
AVAILABLE FOR SALE, 1999                                     COST           GAINS          LOSSES          VALUE
                                                          ---------------------------------------------------------
U.S. Treasury and Government agencies                     $    15,885    $              $      (344)    $    15,541
States and political subdivisions                              28,529            106           (224)         28,411
Corporate securities                                            6,203              1            (32)          6,172
Mortgage-backed securities                                      3,278                           (96)          3,182
                                                          ---------------------------------------------------------
Total debt securities                                          53,895            107           (696)         53,306
Equity securities                                                 923                                           923
                                                          ---------------------------------------------------------
TOTAL                                                     $    54,818    $       107    $      (696)    $    54,229
                                                          =========================================================

There were no securities held to maturity as of December 31, 1999.

AVAILABLE FOR SALE, 1998

U.S. Treasury and Government agencies                     $     9,019    $        68    $               $     9,087
States and political subdivisions                              20,236            315             (5)         20,546
Corporate securities                                            1,302              8                          1,310
Mortgage-backed securities                                      2,677              8                          2,685
                                                          ---------------------------------------------------------
Total debt securities                                          33,234            399             (5)         33,628
Equity securities                                               2,510                                         2,510
                                                          ---------------------------------------------------------
TOTAL                                                     $    35,744    $       399    $        (5)    $    36,138
                                                          =========================================================

HELD TO MATURITY, 1998

States and political subdivisions                         $    16,460    $       897    $               $    17,357
Corporate securities                                           14,592             49             (9)         14,632
                                                          ---------------------------------------------------------
Total debt securities                                          31,052            946             (9)         31,989
Equity securities                                                 704                                           704
                                                          ---------------------------------------------------------
TOTAL                                                     $    31,756    $       946    $        (9)    $    32,693
                                                          =========================================================



Sales of available for sale securities were (in thousands):

                                                                            1999            1998           1997
                                                                         ------------------------------------------
         Proceeds                                                        $         0    $         0     $       255
         Gross gains                                                               0              0               5
         Gross losses                                                              0              0               0


Contractual maturities of debt securities at year-end 1999 were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.


                                                                                          AMORTIZED        FAIR
                                                                                            COST           VALUE
                                                                                        ---------------------------
         Due in one year or less                                                        $     8,994     $     8,991
         Due from one to five years                                                          31,906          31,571
         Due from five to ten years                                                           7,057           6,863
         Due after ten years                                                                  2,660           2,699
         Mortgage-backed securities                                                           3,278           3,182
                                                                                        ---------------------------
                                                                                        $    53,895     $    53,306
                                                                                        ===========================

Investment securities with an amortized cost of $2,911,000 and $3,303,000 were pledged as collateral for public deposits and for other purposes in 1999 and 1998.

Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 1999 and 1998, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $13,114,000 and $19,883,000 with an estimated market value of $13,132,000 and $20,729,000, respectively.

As of July 1, 1999, the Company adopted Statement of Financial Accounting Standards (SFAS) No. 133, "Accounting for Derivative Instruments and Hedging Activities." Under SFAS No. 133, all derivative instruments are recorded at their fair values. If derivative instruments are designated as hedges of fair values, both the change in the fair value of the hedge and the hedged item are included in current earnings. Fair value adjustments related to cash flow hedges are recorded in other comprehensive income and reclassified to earnings when the hedged transactions are reflected in earnings. Ineffective portions of hedges are reflected in income currently. The Company does not have any derivative instruments nor does the Company have any hedging activities. As permitted by SFAS No. 133, the Company transferred securities with an amortized cost of $19,131,000 and a fair value of $19,747,000 from the held to maturity portfolio to the available for sale portfolio. None of these securities were sold during 1999.

NOTE D - LOANS

Loans at year-end were as follows (in thousands):


                                                                                            1999           1998
                                                                                        ---------------------------
         Commercial                                                                     $    96,758     $    82,533
         Consumer                                                                            33,190          29,203
         Real estate mortgage                                                                62,432          50,909
         Loans held for sale, net of valuation allowance of $-0- in 1999 and 1998               991             658
                                                                                        ---------------------------
                                                                                            193,371         163,303
         Less allowance for loan losses                                                      (2,132)         (2,026)
                                                                                        ---------------------------
         LOANS, NET                                                                     $   191,239     $   161,277
                                                                                        ===========================


Certain directors and executive officers of the Company and the Bank, including their associates and companies in which they are principal owners, were loan customers of the Bank. The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates.

                                                                                            1999           1998
                                                                                        ---------------------------
         Balance at January 1                                                          $      3,923    $      3,722
         New loans                                                                            6,222           7,767
         Repayments                                                                          (5,487)         (7,624)
         Other changes, net                                                                    (156)             58
                                                                                        ---------------------------
         BALANCE AT DECEMBER 31                                                         $     4,502     $     3,923
                                                                                        ===========================


The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $69,880,000 and $51,462,000 at December 31, 1999 and 1998, respectively. Related escrow deposit balances were approximately $11,000 and $2,000 at December 31, 1999 and 1998, respectively.

Activity for capitalized mortgage servicing rights was as follows (in thousands):

                                                                                            1999           1998
                                                                                        ---------------------------
         Balance at January 1                                                           $       595     $       327
         Additions                                                                              377             468
         Amortized to expense                                                                  (176)           (200)
                                                                                        ---------------------------
         BALANCE AT DECEMBER 31                                                         $       796     $       595
                                                                                        ===========================


No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 1999 or 1998.

NOTE E - ALLOWANCES FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

                                                                            1999            1998           1997
                                                                         ------------------------------------------
         Balance at January 1                                            $     2,026    $     1,863     $     1,814
         Provision for loan losses                                               852            600             460
         Loans charged off                                                    (1,050)          (579)           (508)
         Recoveries                                                              304            142              97
                                                                         ------------------------------------------
         Net charge-offs                                                        (746)          (437)           (411)
                                                                         ------------------------------------------

         BALANCE AT DECEMBER 31                                          $     2,132    $     2,026     $     1,863
                                                                         ==========================================

                                                                                            1999           1998
                                                                                        ---------------------------
Information regarding impaired loans follows:
         Year end loans with allowance for loan losses allocated                        $     1,543     $     1,259
         Year end loans with no allowance for loan losses allocated                             700               0
                                                                                        ---------------------------

         Total impaired loans                                                           $     2,243     $     1,259
                                                                                        ===========================

         Amount of allowance allocated to these loans                                   $       275     $       367

         Average balance of impaired loans during the year                              $     2,415     $     1,566

         Cash basis interest income recognized during the year                          $       191     $        73

         Interest income recognized during the year                                     $       200     $       102



NOTE F - PREMISES AND EQUIPMENT

Premises and equipment consist of (in thousands):

                                                                                            1999           1998
                                                                                        ---------------------------
         Land                                                                           $       786     $       786
         Buildings and improvements                                                           7,685           7,625
         Equipment                                                                            3,442           3,157
                                                                                        ---------------------------
                                                                                             11,913          11,568
         Less accumulated depreciation                                                       (5,208)         (4,532)
                                                                                        ---------------------------
         TOTALS                                                                         $     6,705     $     7,036
                                                                                        ===========================


Depreciation and amortization expense charged to operations was approximately $711,000, $599,000 and $527,000 in 1999, 1998 and 1997, respectively.


NOTE G - DEPOSITS

The carrying amount of domestic deposits at year end follows (in thousands):


                                                                                            1999           1998
                                                                                        ---------------------------
         Non-interest bearing checking                                                  $    33,124     $    34,778
         Interest bearing checking                                                           38,927          37,055
         Passbook savings                                                                    30,793          31,797
         Money market accounts                                                               43,571          42,200
         Time deposits                                                                       71,865          72,439
         Individual retirement accounts and other deposits                                   15,023          15,092
                                                                                        ---------------------------
         TOTALS                                                                         $   233,303     $   233,361
                                                                                        ===========================

NOTE G - DEPOSITS (CONTINUED)

The carrying amount of time deposits over $100,000 was $23,113,000 and $21,058,000 at December 31, 1999 and 1998, respectively. Interest expense on time deposits over $100,000 was $1,198,000, $1,084,000 and $1,025,000 at
December 31, 1999, 1998 and 1997, respectively.

At year end, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

         2000                                                                           $    57,453
         2001                                                                                 8,044
         2002                                                                                 5,765
         2003                                                                                   574
         2004                                                                                    29
                                                                                        -----------
         TOTALS                                                                         $    71,865
                                                                                        ===========


Related party deposits were $2,061,000 and $1,374,000 at December 31, 1999 and 1998, respectively.

Cash paid for interest was $8,397,000, $8,054,000 and $7,464,000 for the years ended December 31, 1999, 1998 and 1997, respectively.


NOTE H - OTHER BORROWINGS

Other borrowings represents putable advances obtained by the Bank from the Federal Home Loan Bank (FHLB) of Indianapolis. The advances have fixed interest rates ranging from 5.31% to 5.71% until the stated call date ranging from February 22, 2000 to June 29, 2009. On the stated call date, the FHLB will have the option to convert the advances to a periodic adjustable rate and will continue to have this option quarterly thereafter. The advances may not be prepaid by the Bank prior to the FHLB exercising its option to convert the advances to an adjustable rate. The advances are secured by a blanket collateral agreement with the FHLB which gives the FHLB an unperfected security interest in the Bank's one-to-four family mortgage loans, U.S. Treasury and Government agencies, and highly rated private mortgage-backed securities.

At year-end 1999, scheduled principal reductions on these advances were as follows for the years ending December 31 (in thousands):


         2000                                                                           $         -
         2001                                                                                     -
         2002                                                                                 3,000
         2003                                                                                 2,000
         2004                                                                                     -
         Thereafter                                                                          10,000
                                                                                        -----------
              TOTAL FHLB ADVANCES                                                       $    15,000
                                                                                        ===========


NOTE I - INCOME TAXES

Income tax expense consists of:

                                                                             1999            1998           1997
                                                                         ------------------------------------------
         Current                                                         $     1,021    $     1,226     $     1,066
         Deferred                                                                (16)           (41)             19
                                                                         ------------------------------------------
         TOTALS                                                          $     1,005    $     1,185     $     1,085
                                                                         ==========================================


Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):


                                                                            1999            1998           1997
                                                                         ------------------------------------------
Statutory rates                                                          $     1,464    $     1,610     $     1,400
Tax-exempt interest income                                                      (358)          (350)           (254)
Increase in net cash surrender value of life insurance policies                  (77)           (82)            (65)
Other items, net                                                                 (24)             7               4
                                                                         ------------------------------------------
TOTALS                                                                   $     1,005    $     1,185     $     1,085
                                                                         ==========================================

Year end deferred tax assets and liabilities consist of (in thousands):


                                                                                              1999           1998
                                                                                        ---------------------------
Deferred tax assets:
Net unrealized depreciation on available-for-sale securities                            $       200     $
Allowance for loan losses                                                                       497             461
Deferred compensation liability                                                                 502             470
Pension liability                                                                                99              65
Other                                                                                           185             175
                                                                                        ---------------------------
Totals                                                                                        1,483           1,171

Deferred tax liabilities:
Net unrealized appreciation on available-for-sale securities                                                    134
Mortgage servicing rights                                                                       271             202
Other                                                                                            41              14
                                                                                        ---------------------------
Totals                                                                                          312             350
                                                                                        ---------------------------
NET DEFERRED TAX ASSET                                                                  $     1,171     $       821
                                                                                        ===========================


The Company made income tax payments of $1,160,000 in 1999, $1,165,000 in 1998 and $1,130,000 in 1997. An allowance against the net deferred tax asset was not considered necessary at December 31, 1999 or 1998.


NOTE J - RETIREMENT PLANS

The defined benefit pension plan covers substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as may be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future.

Information about the pension plan was as follows (in thousands):

                                                                                              1999           1998
                                                                                        ---------------------------
Change in benefit obligation:
     Beginning benefit obligation                                                       $    (2,326)    $    (1,715)
     Service cost                                                                              (133)           (140)
     Interest cost                                                                             (134)           (115)
     Actuarial (gain) loss                                                                      511            (435)
     Benefits paid                                                                              667              79
                                                                                        ---------------------------
     Ending benefit obligation                                                               (1,415)         (2,326)

Change in plan assets, at fair value:
     Beginning plan assets                                                                    2,266           1,856
     Actual return                                                                              144             335
     Employer contribution                                                                       29             154
     Benefits paid                                                                             (667)            (79)
                                                                                        ---------------------------
     Ending plan assets                                                                       1,772           2,266
                                                                                        ---------------------------
Funded status                                                                                   357             (60)
Unrecognized net actuarial gain                                                                (650)           (185)
Unrecognized transition obligation                                                               13              17
Unrecognized prior service cost                                                                  37              49
                                                                                        ---------------------------
ACCRUED PENSION COST                                                                    $      (243)    $      (179)
                                                                                        ===========================

The components of pension expense and related actuarial assumptions were as follows:


                                                                             1999            1998           1997
                                                                         ------------------------------------------
Service cost                                                             $       133    $       140     $       130
Interest cost                                                                    134            115             113
Actual return on plan assets                                                    (153)          (345)           (330)
Net amortization and deferral                                                     16            188             205
                                                                         ------------------------------------------

NET                                                                      $       130    $        98     $       118
                                                                         ==========================================

Discount rate on benefit obligation                                             7.0%           7.0%            7.0%
Long-term expected rate of return on plan assets                                8.0%           8.0%            8.0%
Rate of compensation increase                                                   3.0%           3.0%            3.5%


The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan sponsor. Costs charged to operations for contributions to the plan totaled $78,000, $90,000 and $66,000 in 1999, 1998 and 1997. During 1999, the Company amended its ESOP plan to adopt 401(k) provisions allowing for employee salary deferrals to purchase either Company stock or mutual funds. Company matching is provided in Company stock. Substantially all employees have converted their ESOP accounts to the amended plan.

During 1998, the ESOP borrowed $588,000 to purchase 14,000 shares of company stock which are currently held as unallocated ESOP shares.

Shares held by the ESOP at year-end are as follows:


                                                                                            1999           1998
                                                                                        ---------------------------
         Allocated shares                                                                   130,502         150,727
         Unallocated shares                                                                  15,400          14,000
                                                                                        ---------------------------

         TOTAL ESOP SHARES                                                                  145,902         164,727
                                                                                        ===========================



The fair value of the allocated shares held by the ESOP is approximately $3,990,000 and $6,029,000 at December 31, 1999 and 1998, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity.

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense was $218,000, $229,000 and $206,000 in 1999, 1998 and 1997. The liability for vested benefits was $1,476,000 and $1,382,000 at December 31, 1999 and 1998, respectively.

NOTE K - COMMITMENTS

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

At December 31, 1999 and 1998, respectively, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $414,000 and $133,000.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 1999 and 1998, respectively, commitments under outstanding standby letters of credit were $626,000 and $385,000.

Loan commitments outstanding to extend credit are detailed below (in thousands):


                                                                                            1999           1998
                                                                                        ---------------------------
     Fixed rate                                                                        $      4,570    $      1,616
     Variable rate                                                                           33,379          29,559
                                                                                       ----------------------------
     TOTALS                                                                            $     37,949    $     31,175
                                                                                       ============================


The fixed rate commitments have stated interest rates ranging from 8.5% to 17.0%. The terms of the above commitments range from 1 to 60 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

At December 31, 1999, the Bank had line of credit agreements with the Federal Home Loan Bank, Bank One and Fifth Third Bank for $3,000,000, $5,000,000 and $750,000 respectively. The balances on all three of these lines was $0 at December 31, 1999.


NOTE L - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

Banking laws and regulations restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. In 2000, the Bank is permitted to pay the Company an amount equal to $3,752,000 plus the Bank's 2000 net income, as dividends without prior regulatory approval.

NOTE M - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):



Balance Sheets                                                                                 December 31,
                                                                                            1999           1998
                                                                                        -----------------------
ASSETS
Cash                                                                                    $        97     $        16
Securities available for sale                                                                 3,273           3,170
Securities held to maturity                                                                                     250
Investment in subsidiary                                                                     19,107          20,422
Premises and equipment                                                                        1,196           1,231
Other                                                                                           704             700
                                                                                        ---------------------------
TOTAL ASSETS                                                                            $    24,377     $    25,789
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                                                       $       340     $       393
Other liabilities                                                                                57              22
Common stock subject to repurchase obligation in ESOP                                         3,990           6,029
Shareholders' equity                                                                         19,990          19,345
                                                                                        ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    24,377     $    25,789
                                                                                        ===========================



Statements of Income                                                               Year ended December 31,
                                                                            1999            1998           1997
                                                                         ------------------------------------------
Dividends from Bank                                                      $     3,718    $     3,620     $     1,109
Interest income                                                                  154            167             137
Other income                                                                     269            226             206
Other expenses                                                                   (98)           (33)            (49)
                                                                         ------------------------------------------
                                                                               4,043          3,980           1,403
Federal income tax expense                                                       (35)           (85)            (68)
                                                                         ------------------------------------------
                                                                                4008          3,895           1,335
Equity in undistributed/(excess) distributed net income of subsidiary           (708)          (346)          1,697
                                                                         ------------------------------------------
NET INCOME                                                                     3,300          3,549           3,032
                                                                         ------------------------------------------

Net change in unrealized gains (losses) on securities available for sale        (649)           234               5
                                                                         ------------------------------------------
Other comprehensive income                                                      (649)           234               5
                                                                         ------------------------------------------
COMPREHENSIVE INCOME                                                     $     2,651    $     3,783     $     3,037
                                                                         ==========================================



Statements of Cash Flows                                                           Year ended December 31,
                                                                            1999            1998           1997
                                                                         ------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $     3,300    $     3,549     $     3,032
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in (undistributed)/excess distributed net income of subsidiary       708            346          (1,697)
     Depreciation                                                                 35             31              31
     Net amortization of investment securities                                    25             16              13
     Other                                                                        54           (253)           (146)
                                                                         ------------------------------------------
Net cash from operating activities                                             4,122          3,689           1,233

NOTE M - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)


Statements of Cash Flows                                                           Year ended December 31,
                                                                            1999            1998           1997
                                                                         ------------------------------------------
INVESTING ACTIVITIES
Activity in available for sale investment securities:
     Maturities and calls                                                        776          1,977             734
     Purchases                                                                  (717)        (2,059)         (1,248)
Activity in held to maturity investment securities:
     Maturities and calls                                                                      (250)
Additions to premises and equipment                                                             (60)            (62)
                                                                         ------------------------------------------
Net cash from investing activities                                                59           (392)           (576)

FINANCING ACTIVITIES
Common stock issued                                                                             251             390
Cash dividends paid                                                           (1,428)        (1,252)         (1,049)
Repurchase of common stock                                                    (2,672)        (2,299)
                                                                         ------------------------------------------
Net cash from financing activities                                            (4,100)        (3,300)           (659)
                                                                         ------------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                           81             (3)             (2)
Beginning cash and cash equivalents                                               16             19              21
                                                                         ------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                                         $        97    $        16     $        19
                                                                         ==========================================

Transfers of securities held to maturity to securities available for     $       250
sale


NOTE N - FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

     CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD: The carrying amounts reported in the balance sheet for cash and due from banks approximate those assets' fair values.

     SECURITIES: Fair values for investment securities are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of restricted equity securities approximates amortized cost.

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

     DEPOSITS: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts). Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits.

     OTHER BORROWINGS: The fair value of other borrowings is estimated using discounted cash flows analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 1999 and 1998, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 1999 and 1998 should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements may have value but are not included in the following disclosures. These include, among other items, the estimated earnings power of core deposit accounts, the trained work force, customer goodwill and similar items.

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):


                                                                1999                               1998
                                                     ---------------------------        ---------------------------
                                                       CARRYING         FAIR              Carrying         Fair
                                                        AMOUNT          VALUE              Amount          Value
Financial assets:
Cash and cash equivalents                            $    12,046     $    12,046        $    16,228     $    16,228
Federal funds sold                                                                            4,000           4,000
Securities available for sale                             54,229          54,229             36,138          36,138
Securities held to maturity                                                                  31,756          32,693
Loans                                                    193,371         192,425            163,303         163,588

Financial liabilities:
Deposits                                             $  (233,303)    $  (233,285)       $  (233,361)    $  (234,938)
Other borrowings                                         (15,000)        (15,000)            (5,000)         (5,000)

Unrecognized financial instruments:
Commercial letters of credit                                         $        (8)                       $        (8)
Standby letters of credit                                                    (13)                                (3)


NOTE O - REGULATORY MATTERS

The Company and Bank are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators about components, risk weightings and other factors, and the regulators can lower classifications in certain cases. Failure to meet various capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements.

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels (in thousands) and minimum required levels were:


                                                                                                 MINIMUM REQUIRED
                                                                                                       TO BE
                                                                         MINIMUM REQUIRED        WELL CAPITALIZED
                                                                            FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL               ADEQUACY  PURPOSES        ACTION REGULATIONS
                                            -------------------       --------------------    -----------------------
                                             AMOUNT       RATIO       AMOUNT         RATIO     AMOUNT        RATIO
                                            -------------------       --------------------    -----------------------
1999
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                              $25,300       12.0%       $16,869        8.0%       $21,086       10.0%
  BANK                                      $20,425        9.8%       $16,673        8.0%       $20,842       10.0%
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                              $23,168       11.0%        $8,435        4.0%       $12,652        6.0%
  BANK                                      $18,293        8.8%        $8,337        4.0%       $12,505        6.0%
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED                              $23,168        8.4%       $11,037        4.0%       $13,797        5.0%
  BANK                                      $18,293        6.7%       $10,917        4.0%       $13,646        5.0%

1998
Total capital (to risk weighted assets)
  Consolidated                              $25,808       13.4%       $15,439        8.0%       $19,298       10.0%
  Bank                                      $20,541       10.8%       $15,238        8.0%       $19,048       10.0%
Tier 1 capital (to risk weighted assets)
  Consolidated                              $23,782       12.3%        $7,719        4.0%       $11,579        6.0%
  Bank                                      $18,515        9.7%        $7,619        4.0%       $11,428        6.0%
Tier 1 capital (to average assets)
  Consolidated                              $23,782        9.2%       $10,363        4.0%       $12,954        5.0%
  Bank                                      $18,515        7.5%        $9,845        4.0%       $12,306        5.0%


The Company and Bank, at year end 1999 and 1998, were categorized as well capitalized.


NOTE P - MERGER AGREEMENT (EVENT SUBSEQUENT TO DATE OF AUDITOR'S REPORT)

On February 15, 2000, the Company announced that it had agreed to merge with Sturgis Bank & Trust Company of Sturgis, Michigan ("Sturgis"). The transaction is anticipated to be a tax-free exchange. It is subject to regulatory approvals and approval by the shareholders of Sturgis, and is anticipated to be effective the second half of 2000. The exchange ratio is .398 shares of the Company's common stock for one share of Sturgis' common stock.

SIGNATURES


     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                    SOUTHERN MICHIGAN BANCORP, INC.
Dated:      March 20, 2000

                                                    By:  /s/  James T. Grohalski
                                                    ------------------------------------------
                                                         James T. Grohalski
                                                    Its: President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.




/s/ James P. Briskey                                /s/ Thomas E. Kolassa
------------------------------------------          ------------------------------------------
James P. Briskey, Director                          Thomas E. Kolassa, Director


/s/ H. Kenneth Cole                                 /s/ James J. Morrison
------------------------------------------          ------------------------------------------
H. Kenneth Cole, Director                           James J. Morrison, Director


/s/ William E. Galliers                             /s/ Jane L. Randall
------------------------------------------          ------------------------------------------
William E. Galliers, Director                       Jane L. Randall, Director


/s/ James T. Grohalski                              /s/ Freeman E. Riddle
------------------------------------------          ------------------------------------------
James T. Grohalski, President, Chief                Freeman E. Riddle, Director
Executive Officer and Director
(Principal Financial & Accounting Officer)


/s/ Nolan E. Hooker                                  /s/Jerry L. Towns
------------------------------------------           ------------------------------------------
Nolan E. Hooker, Director                            Jerry L. Towns, Director


/s/ Gregory J. Hull                                  Dated: March 20, 2000
------------------------------------------
Gregory J. Hull, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           Annual Report on Form 10-K
                      For the Year Ended December 31, 1999






                                Index to Exhibits
                                    Exhibits






                         SOUTHERN MICHIGAN BANCORP, INC.
                            (A Michigan corporation)
                              51 West Pearl Street
                            Coldwater, Michigan 49036

                                INDEX TO EXHIBITS


     Exhibit No.                          Description of Exhibit
     -----------                          ----------------------
      Exhibit 2 Agreement and Plan of Consolidation dated February 15, 2000 by and between the Company and Sturgis Bank & Trust Company, a Michigan savings bank.

      Exhibit 3(i) Articles of Incorporation incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and
                            Exhibit 3 to Form S-3D filed April 30, 1998.

     Exhibit 3(ii) Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997.

      Exhibit 4 Instruments Defining the Rights of Security Holders of the Company are the Articles of Incorporation and By-Laws (see Exhibits 3(i) and (ii) above).

      Exhibit 9             Not applicable.

    Exhibit 10(a) Material Contracts - Executive Compensation Plans and Arrangements: (1) Master Agreements for Directors' Deferred Income Plan; (2) Composite form of Executive Employee Salary Continuation Agreement, as amended; and (3) Master Agreements for Executives' Deferred Compensation Plan, as amended, are incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994.

    Exhibit 10(b)           Southern Michigan Bancorp, Inc. 2000 Stock Option
                            Plan.

      Exhibit 11            Not applicable.

      Exhibit 12            Not applicable.

      Exhibit 13            Not applicable.

      Exhibit 16            Not applicable.

      Exhibit 18            Not applicable.

      Exhibit 19            Not applicable.

      Exhibit 21            Subsidiaries of the Company.

      Exhibit 22            Not applicable.

      Exhibit 23            Consent of Independent Auditors.

      Exhibit 27            Financial Data Schedule.