Form 10-Q
period 2000-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2000-05-12
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2000    Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,942,245 shares at April 30, 2000 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY

                                                                                             March 31             December 31
                                                                                              2000                   1999
                                                                                       --------------------------------------
                                                                                               (Unaudited)           (A)
                                                                                                       (In thousands)
ASSETS
     Cash and due from banks                                                                      $ 13,138           $ 12,046
     Investment securities available for sale                                                       53,192             54,229
     Loans, net of allowance for loan losses of $2,149 (1999 - $2,132)                             198,910            191,239
     Premises and equipment                                                                          6,755              6,705
     Other assets                                                                                   11,404             11,606
                                                                                       --------------------------------------
                                    TOTAL ASSETS                                                  $283,399           $275,825
                                                                                       ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                                    $ 34,645           $ 33,124
          Interest bearing                                                                         196,881            200,179
                                                                                       --------------------------------------
                                                                                                   231,526            233,303
     Federal funds purchased                                                                         9,740
     Accounts payable and other liabilities                                                          3,250              3,542
    Other long-term borrowings                                                                      15,000             15,000
                                                                                       --------------------------------------
                                 TOTAL LIABILITIES                                                 259,516            251,845
    Common stock subject to repurchase obligation in ESOP                                            2,214              3,990
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,958,498 shares (1999 - 1,969,259)
                 Outstanding--1,837,161 shares (1999-1,838,757)                                      4,593              4,597
          Capital surplus                                                                            9,866              8,421
          Retained earnings                                                                          8,337              7,949
          Net unrealized depreciation on available for sale securities,
                net of tax of $278 (1999--$201)                                                       (539)              (389)
          Unearned Employee Stock Ownership Plan shares                                               (588)              (588)
                                                                                       --------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                         21,669             19,990
                                                                                       --------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $283,399           $275,825
                                                                                       ======================================

(A) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                                Three Months Ended
                                                                                                     March 31
                                                                                             2000                1999
                                                                                      ---------------------------------------
                                                                                      (In thousands, except
                                                                                           per share amounts)
Interest income:
     Loans, including fees                                                                         $4,649             $3,765
     Investment securities:
         Taxable                                                                                      544                633
         Tax exempt                                                                                   239                336
     Other                                                                                              2                 25
                                                                                      --------------------------------------
                 Total interest income                                                              5,434              4,759
Interest expense:
     Deposits                                                                                       2,034              1,919
     Other                                                                                            312                118
                                                                                      --------------------------------------
                 Total interest expense                                                             2,346              2,037
                                                                                      --------------------------------------
                                 NET INTEREST INCOME                                                3,088              2,722
Provision for loan losses                                                                             150                150
                                                                                      --------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                                          2,938              2,572
Non-interest income:
     Service charges on deposit accounts                                                              264                245
     Trust department                                                                                 134                115
     Security gains                                                                                     1                  0
     Gain on sales of loans                                                                           101                142
     Earnings on life insurance policies                                                               45                 39
     Other                                                                                            149                123
                                                                                      --------------------------------------
                                                                                                      694                664
                                                                                      --------------------------------------
                                                                                                    3,632              3,236
Non-interest expenses:
     Salaries and benefits                                                                          1,260              1,086
     Occupancy                                                                                        218                213
     Equipment                                                                                        257                226
     Other                                                                                            871                719
                                                                                      --------------------------------------
                                                                                                    2,606              2,244
                                                                                      --------------------------------------
INCOME BEFORE INCOME TAXES                                                                          1,026                992
Federal income taxes                                                                                  269                211
                                                                                      --------------------------------------
NET INCOME                                                                                            757                781
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                                                         (150)              (193)
                                                                                      --------------------------------------
COMPREHENSIVE INCOME                                                                               $  607             $  588
                                                                                      ======================================

Basic and Diluted Earnings Per Share                                                               $ 0.39             $ 0.38
                                                                                      ======================================
Dividends Declared Per Share                                                                       $ 0.19             $ 0.16
                                                                                      ======================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                               Three Months Ended
                                                                                                     March 31
                                                                                               2000                1999
                                                                                      --------------------------------------
                                                                                                (In thousands)

OPERATING ACTIVITIES

     Net income                                                                                   $   757            $   781
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                            150                150
                 Provision for depreciation                                                           166                149
                  Net change in:
                    Other assets                                                                      279               (635)
                 Accrued expenses and other liabilities                                              (323)               450
                                                                                      --------------------------------------
                 Net cash provided by operating activities                                          1,029                895


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                                2,810             10,949
     Purchases of investment securities                                                            (2,000)            (7,513)
     Decrease in federal funds sold                                                                     0              1,000
     Net increase in loans                                                                         (7,821)            (2,967)
     Net increase in premises and equipment                                                          (216)               (75)
                                                                                      --------------------------------------
                 Net cash provided by (used in) investing activities                               (7,227)             1,394


FINANCING ACTIVITIES

     Net decrease in deposits                                                                      (1,777)            (3,730)
     Increase in federal funds purchased                                                            9,740                  0
     Common stock repurchased and retired                                                            (332)              (545)
     Cash dividends                                                                                  (341)              (393)
                                                                                      --------------------------------------
                 Net cash provided by (used in) financing activities                                7,290             (4,668)
                                                                                      --------------------------------------
Increase (decrease) in cash and cash equivalents                                                    1,092             (2,379)
Cash and cash equivalents at beginning of period                                                   12,046             16,228
                                                                                      --------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                       $13,138            $13,849
                                                                                      ======================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 2000



NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 1999.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the quarters ended March 31, 2000 and 1999 were 1,946,047 and 2,035,994 respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits declined by less than 1% during the first quarter of 2000. The Company has traditionally experienced a decline in deposits in the first quarter of the year.

Loans have increased by 4.0% in the first three months of 2000. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to borrowers' seasonal demands and continued economic expansion within the Company's market area. The real estate mortgage increase is due to the offering of a competitive in-house fixed rate product. There were no loans held for sale as of March 31, 2000.

Investment securities decreased by 1.9% during the first quarter of 2000. Funds received from maturing securities were used to support the increase in loans.

In 2000, the Bank will spend approximately $2,300,000 to renovate the Coldwater main office and the Beckley Road office.

On February 15, 2000, the Company announced that it had agreed to merge with Sturgis Bank & Trust Company of Sturgis, Michigan ("Sturgis"). The transaction is anticipated to be a tax-free exchange. It is subject to regulatory approvals and the approval by shareholders of Sturgis, and is anticipated to be effective the second half of 2000. The exchange ratio is .398 shares of the Company's common stock for one share of Sturgis' common stock.

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

The following table summarizes the Company's capital ratios as of March 31, 2000:

           Tier 1 risk-based capital ratio             10.68%
           Total risk-based capital ratio              11.66%
           Leverage ratio                               8.43%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $366,000 for the three month period ended March 31, 2000 compared to the same period in 1999. This increase is the result of increases in both loan volume and rates.

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

The first quarter 2000 provision for loan losses remained at 1999 levels. The 2000 provision was set to provide for growth and potential losses from specifically identified loans. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of March 31, 2000.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $30,000 during the first quarter of 2000 compared to the same period in 1999. A decline in gains recognized on the sale of real estate mortgage loans to the secondary market was offset by increases in deposit account service charges and trust fees.

Non-interest Expense

Non-interest expenses increased by $362,000 for the three month period ended March 31, 2000 compared to the same period in 1999. Salaries and benefits increased as additional loan department employees were added to assist with the increased loan volume. Equipment expenses increased as depreciation and service contracts on recent equipment purchases increased. Other expenses increased primarily as a result of increased usage of consultants for general bank consulting purposes.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first quarter of 2000.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Listing of Exhibits:  Financial Data Schedule

b. Form 8-K was filed during the first quarter of 2000 announcing the termination of the Company's Stock Repurchase Program.

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


MAY 12, 2000                                     JAMES T. GROHALSKI
------------                                     ------------------
Date                                             James T. Grohalski, President
                                                  and Chief Executive Officer
                                                  (Principal Financial and
                                                   Accounting Officer)

                                 EXHIBIT INDEX
                           --------------------------

Exhibit No.                       Description

Exhibit 27                        Financial Data Schedule