Form 10-Q
period 2000-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2000-08-07
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2000    Commission file number 2-78178
                      -------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                38-2407501
         ----------                              ----------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                  Number)

51 West Pearl Street, Coldwater, Michigan              49036
-----------------------------------------              -----
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

Common Stock, $2.50 Par Value - 1,941,060 shares at July 31, 2000 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY

                                                                                                        June 30         December 31
                                                                                                          2000               1999
                                                                                              --------------------------------------
                                                                                                            (Unaudited) (A)
                                                                                                            (In thousands)
ASSETS
     Cash and due from banks                                                                      $       13,914      $      12,046
     Investment securities available-for-sale                                                             50,996             54,229
     Loans, net                                                                                          211,708            191,239
     Premises and equipment                                                                                6,773              6,705
     Other assets                                                                                         12,338             11,606
                                                                                              --------------------------------------
                                    TOTAL ASSETS                                                  $      295,729      $     275,825
                                                                                              ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                                    $       35,909      $      33,124
          Interest bearing                                                                               197,166            200,179
                                                                                              --------------------------------------
                                                                                                         233,075            233,303
     Federal funds purchased                                                                              10,060
     Accounts payable and other liabilities                                                                3,562              3,542
    Other long-term borrowings                                                                            25,000             15,000
                                                                                              --------------------------------------
                                 TOTAL LIABILITIES                                                       271,697            251,845
    Common stock subject to repurchase obligation in ESOP                                                  1,923              3,990
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,941,662 shares (1999-1,969,259)
                 Outstanding--1,834,823 shares (1999-1,838,757)                                            4,587              4,597
          Capital surplus                                                                                  9,642              8,421
          Retained earnings                                                                                8,908              7,949
          Net unrealized depreciation on available-for-sale
                securities net of tax of $226 (1999--$200)                                                  (440)              (389)
          Unearned Employee Stock Ownership Plan shares                                                     (588)              (588)
                                                                                              --------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                               22,109             19,990
                                                                                              --------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                        $      295,729      $     275,825
                                                                                              ======================================


(A) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                         Three Months Ended             Six Months Ended
                                                                              June 30                       June 30
                                                                         2000          1999            2000         1999
                                                               -----------------------------------------------------------------
                                                                           (In thousands, except per share amounts)

Interest income:
     Loans, including fees                                      $      4,998         $    3,961      $    9,647       $   7,726
     Investment securities:
         Taxable                                                         465                557           1,009           1,190
         Tax exempt                                                      234                287             473             623
     Other                                                                 0                 16               2              41
                                                               -----------------------------------------------------------------
                  Total interest income                                5,697              4,821          11,131           9,580
Interest expense:
     Deposits                                                          2,123              1,875           4,157           3,794
     Other                                                               399                140             711             258
                                                               -----------------------------------------------------------------
                  Total interest expense                               2,522              2,015           4,868           4,052
                                                               -----------------------------------------------------------------
                                 NET INTEREST INCOME                   3,175              2,806           6,263           5,528
Provision for loan losses                                                150                186             300             336
                                                               -----------------------------------------------------------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                            3,025              2,620           5,963           5,192
Non-interest income:
     Service charges on deposit accounts                                 285                263             549             508
     Trust department                                                    123                225             257             340
     Security gains (losses)                                              (4)                                (3)
     Secondary market gains                                              149                233             250             375
     Earnings on life insurance policies                                  51                 62              96             101
     Other                                                               162                135             311             258
                                                               -----------------------------------------------------------------
                                                                         766                918           1,460           1,582
                                                               -----------------------------------------------------------------
                                                                       3,791              3,538           7,423           6,774
Non-interest expenses:
     Salaries and benefits                                             1,206              1,079           2,466           2,165
     Occupancy                                                           193                194             411             407
     Equipment                                                           244                241             501             467
     Other                                                               903                763           1,774           1,482
                                                               -----------------------------------------------------------------
                                                                       2,546              2,277           5,152           4,521
                                                               -----------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                             1,245              1,261           2,271           2,253
Federal income taxes                                                     344                292             613             503
                                                               -----------------------------------------------------------------
NET INCOME                                                               901                969           1,658           1,750
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                              99               (299)            (51)           (492)
                                                               -----------------------------------------------------------------
COMPREHENSIVE INCOME                                             $     1,000         $      670      $    1,607       $   1,258
                                                               =================================================================

Basic and Diluted Earnings Per Share                             $      0.47         $     0.48      $     0.86       $    0.85
                                                               =================================================================
Dividends Declared Per Share                                     $      0.17         $     0.17      $     0.36       $    0.33
                                                               =================================================================



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                              Six Months Ended
                                                                                                   June 30
                                                                                           2000               1999
                                                                                        -----------------------------
                                                                                               (In thousands)

OPERATING ACTIVITIES

     Net income                                                                         $   1,658           $  1,750
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                  Provision for loan losses                                                   300                336
                  Provision for depreciation                                                  336                323
                  Increase  in other assets                                                  (707)              (263)
                  Increase in accounts payable and other liabilities                           31                338
                                                                                        ----------------------------
                  Net cash provided by operating activities                                 1,618              2,484


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                        6,307             23,183
     Purchases of investment securities                                                    (3,150)            (9,063)
     Decrease in federal funds sold                                                             0              4,000
     Net increase in loans                                                                (20,769)           (19,924)
     Net increase in premises and equipment                                                  (404)              (166)
                                                                                        ----------------------------
                  Net cash used in investing activities                                   (18,016)            (1,970)


FINANCING ACTIVITIES

     Net decrease in deposits                                                                (228)           (13,558)
     Increase in federal funds purchased                                                   10,060              8,000
     Increase in other borrowings                                                          10,000                  0
     Common stock repurchased and retired                                                    (853)              (832)
     Cash dividends                                                                          (713)              (727)
                                                                                        ----------------------------
                  Net cash provided by (used in) financing activities                      18,266             (7,117)
                                                                                        ----------------------------
Increase (decrease) in cash and cash equivalents                                            1,868             (6,603)
Cash and cash equivalents at beginning of period                                           12,046             16,228
                                                                                        ----------------------------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                            $  13,914           $  9,625
                                                                                        ============================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 2000



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

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the three and six month periods ended June 30, 2000 were 1,930,722 and 1,937,711, respectively. The weighted average common shares outstanding for the three and six month periods ended June 30, 1999 were 2,039,552 and 2,045,848, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have declined by less than 1% during the first six months of 2000. Because of the lack of deposit growth, the Company added $10,000,000 to its long-term borrowings to fund loan growth.

Net loans have increased by 10.7% in the first six months of 2000. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to borrowers' seasonal demands and continued economic expansion within the Company's market area. The real estate mortgage increase has occurred in adjustable rate mortgages as a result of customers being reluctant to commit to long-term fixed rate mortgages in a rising rate environment. At June 30, 2000 the Company had $280,000 in loans held for sale.

Investment securities decreased by 6.0% during the first six months of 2000. Funds received from maturing securities were used to support the increase in loans.

In 2000, the Bank will spend approximately $2,300,000 to renovate the Coldwater main office and the Beckley Road office.

On February 15, 2000, the Company announced that it had agreed to merge with Sturgis Bank & Trust Company of Sturgis, Michigan ("Sturgis"). The transaction is anticipated to be a tax-free exchange. It is subject to regulatory approvals and the approval by shareholders of Sturgis, and is anticipated to be effective the second half of 2000. The exchange ratio is .398 shares of the Company's common stock for one share of Sturgis' common stock. The Company expects to incur costs of approximately $278,000 directly related to the merger in 2000.

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

The following table summarizes the Company's capital ratios as of June 30, 2000:

                  Tier 1 risk-based capital ratio             10.20%
                  Total risk-based capital ratio              11.16
                  Leverage ratio                               8.09

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

The Company repurchased and retired 27,531 shares of outstanding common stock from ESOP participants in the first six months of 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $369,000 and $735,000 for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. This increase is due to loan growth and higher interest rates.

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

The provision for loan losses decreased by $36,000 for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. The 1999 provision was higher to provide for increased charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. The loan portfolio has experienced significant growth in recent years and management is closely monitoring portfolio performance particularly in light of recent interest rate increases.

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb possible loan losses in the loan portfolio as of June 30, 2000.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, decreased by $152,000 and $122,000 for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. This decrease is due primarily to a decline in gains recognized on the sale of real estate mortgage loans to the secondary market and a decline in collected trust fees. These declines are partially offset by increases in service charge income, ATM income and brokerage commissions.

Non-interest Expense

Non-interest expenses increased by $269,000 and $631,000 for the three and six month periods ended June 30, 2000 compared to the same periods in 1999. Salaries and benefits increased as additional loan department employees were added to assist with the increased loan volume. Legal and professional fees increased in connection with the impending merger with Sturgis Bank & Trust. The Company has also seen an increase in federal income taxes as its nontaxable municipal securities income has declined. As the nontaxable municipal securities matured, the funds were reinvested in loans.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first six months of 2000.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 17, 2000 at Southern Michigan Bank & Trust. The following items were approved by the shareholders at the Annual Meeting:

a. Election of Gregory J. Hull, Freeman E. Riddle and Thomas E. Kolassa as directors.

b.   Adoption of the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan.

c. Ratification of the selection of Crowe, Chizek and Company LLP as Independent Auditors for 2000.

ITEM 6. Exhibits and Reports on Form 8-K

a.   Listing of Exhibits: Financial Data Schedule

b.   There were no reports filed on Form 8-K during the second quarter of 2000.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Southern Michigan Bancorp, Inc.
                                           ------------------------------
                                                   (Registrant)

AUGUST 7, 2000                              /s/ JAMES T. GROHALSKI
--------------                             ------------------------------
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
