Form 10-Q
period 2000-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2000-11-14
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2000   Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,940,660 shares at October 31, 2000 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY

                                                                                             September 30       December 31
                                                                                                 2000               1999
                                                                                          --------------------------------------
                                                                                                     (Unaudited) (A)
                                                                                                     (In thousands)
ASSETS
     Cash and due from banks                                                                        $ 15,363           $ 12,046
     Investment securities available-for-sale                                                         51,842             54,229
     Loans, net                                                                                      214,267            191,239
     Premises and equipment                                                                            7,214              6,705
     Other assets                                                                                     12,911             11,606
                                                                                          --------------------------------------
                                    TOTAL ASSETS                                                    $301,597           $275,825
                                                                                          ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                                      $ 37,672           $ 33,124
          Interest bearing                                                                           209,341            200,179
                                                                                          --------------------------------------
                                                                                                     247,013            233,303
     Federal funds purchased                                                                           1,000
     Accounts payable and other liabilities                                                            3,621              3,542
    Other long-term borrowings                                                                        25,000             15,000
                                                                                          --------------------------------------
                                 TOTAL LIABILITIES                                                   276,634            251,845
    Common stock subject to repurchase obligation in ESOP                                              1,674              3,990
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,940,660 shares (1999-1,969,259)
                 Outstanding--1,832,670 shares (1999-1,838,757)                                        4,582              4,597
          Capital surplus                                                                              9,874              8,421
          Retained earnings                                                                            9,358              7,949
          Net unrealized appreciation (depreciation)  on available-for-sale
                securities, net of tax of ($32) (1999--$200)                                              63               (389)
          Unearned Employee Stock Ownership Plan shares                                                 (588)              (588)
                                                                                          --------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                           23,289             19,990
                                                                                          --------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                          $301,597           $275,825
                                                                                          ======================================

(A) The balance sheet at December 31, 1999 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                       Three Months Ended                Nine Months Ended
                                                                         September 30                      September 30
                                                                    2000                1999             2000            1999
                                                         ----------------------------------------------------------------------
                                                                            (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                           $5,215             $4,358         $14,862         $12,084
     Investment securities:
         Taxable                                                        637                516           1,646           1,706
         Tax exempt                                                     229                255             702             878
     Other                                                                5                  0               7              41
                                                         ----------------------------------------------------------------------
                  Total interest income                               6,086              5,129          17,217          14,709
Interest expense:
     Deposits                                                         2,342              1,918           6,499           5,712
     Other                                                              604                204           1,315             462
                                                         ----------------------------------------------------------------------
                  Total interest expense                              2,946              2,122           7,814           6,174
                                                         ----------------------------------------------------------------------
                                 NET INTEREST INCOME                  3,140              3,007           9,403           8,535
Provision for loan losses                                               150                258             450             594
                                                         ----------------------------------------------------------------------
                  NET INTEREST INCOME AFTER
                  PROVISION FOR LOAN LOSSES                           2,990              2,749           8,953           7,941
Non-interest income:
     Service charges on deposit accounts                                275                269             824             777
     Trust department                                                   131                 19             388             359
     Security gains (losses)                                             (4)                 0              (7)              0
     Secondary market gains                                             127                182             377             557
     Earnings on life insurance                                          52                 49             148             150
     Other                                                              138                128             449             386
                                                         ----------------------------------------------------------------------
                                                                        719                647           2,179           2,229
                                                         ----------------------------------------------------------------------
                                                                      3,709              3,396          11,132          10,170
Non-interest expenses:
     Salaries and benefits                                            1,243              1,184           3,709           3,349
     Occupancy                                                          195                222             606             629
     Equipment                                                          218                239             719             706
     Other                                                              956                799           2,730           2,281
                                                         ----------------------------------------------------------------------
                                                                      2,612              2,444           7,764           6,965
                                                         ----------------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                            1,097                952           3,368           3,205
Federal income taxes                                                    316                214             929             717
                                                         ----------------------------------------------------------------------
NET INCOME                                                              781                738           2,439           2,488
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                            503                 45             452            (447)
                                                         ----------------------------------------------------------------------
COMPREHENSIVE INCOME                                                 $1,284             $  783         $ 2,891         $ 2,041
                                                         ======================================================================

Basic and Diluted Earnings Per Share                                 $ 0.40             $ 0.37         $  1.26         $  1.23
                                                         ======================================================================
Dividends Declared Per Share                                         $ 0.17             $ 0.17         $  0.53         $  0.50
                                                         ======================================================================



See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                      Nine Months Ended
                                                                                         September 30
                                                                                   2000                   1999
                                                                          --------------------------------------
                                                                                        (In thousands)
OPERATING ACTIVITIES

     Net income                                                                     $  2,439           $  2,488
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                  Provision for loan losses                                              450                594
                  Provision for depreciation                                             507                501
                  Increase  in other assets                                           (1,538)              (932)
                  Increase in accounts payable and other liabilities                      88                363
                                                                          --------------------------------------
                  Net cash provided by operating activities                            1,946              3,014


INVESTING ACTIVITIES

     Proceeds from maturity of investment securities                                  10,222             27,078
     Purchases of investment securities                                               (7,150)           (13,988)
     (Increase) decrease in federal funds sold                                             0              4,000
     Net increase in loans                                                           (23,478)           (25,494)
     Net increase in premises and equipment                                           (1,016)              (257)
                                                                          --------------------------------------
                  Net cash used in investing activities                              (21,422)            (8,661)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                              13,710             (4,421)
     Increase in federal funds purchased                                               1,000
     Increase in other borrowings                                                     10,000             10,000
     Common stock repurchased and retired                                               (875)            (1,304)
     Cash dividends                                                                   (1,042)            (1,079)
                                                                          --------------------------------------
                  Net cash provided by financing activities                           22,793              3,196
                                                                          --------------------------------------
Increase (decrease) in cash and cash equivalents                                       3,317             (2,451)
Cash and cash equivalents at beginning of period                                      12,046             16,228
                                                                          --------------------------------------

                  CASH AND CASH EQUIVALENTS AT END OF PERIOD                        $ 15,363           $ 13,777
                                                                          ======================================



See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 2000



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

NOTE B -- EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the three and nine months ended September 30, 2000 were 1,925,615 and 1,934,017, respectively. The weighted average common shares outstanding for the three and nine months ended September 30, 1999 were 2,009,160 and 2,023,242, respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits have increased by 5.9% during the first nine months of 2000. The increase is expected to be temporary since it is due to money coming into short term money market accounts.

Net loans have increased by 12.0% in the first nine months of 2000. The loan growth has occurred in the commercial and real estate mortgage portfolios. The commercial growth is due to economic growth in the Company's market area and increased efforts to competitively price loans. The real estate mortgage increase is the result of the rising rate environment. Customers have been reluctant to commit to long term fixed rate mortgages that the Company sells to the secondary market, instead they have opted for adjustable rate loans that the Company keeps in house. There were no loans held for sale as of September 30, 2000.

Investment securities decreased by 4.4% during the first nine months of 2000. Funds received from maturing securities were used to support the increase in loans.

In 2000, the Bank will spend approximately $2,300,000 to renovate the Coldwater main office and the Beckley road office.

On October 4, 2000 the Board of Directors of Sturgis Bank & Trust Company announced the termination of its merger agreement with the Company. Sturgis terminated the Agreement because it was unable to obtain a Fairness Opinion from its financial advisor. The receipt of a Fairness Opinion was a necessary condition to the closing of the transaction. A fairness opinion is a professional judgment offered for a fee by a financial advisor on the fairness of the consideration being offered in a merger or consolidation. The Company has incurred costs of approximately $335,000 directly related to the merger in 2000.

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

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less goodwill of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.
The following table summarizes the Company's capital ratios as of September 30, 2000:


                  Tier 1 risk-based capital ratio             10.32%
                  Total risk-based capital ratio              11.15
                  Leverage ratio                               8.06

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

The Company has repurchased and retired 28,533 shares of outstanding common stock from ESOP participants during the first nine months of 2000.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $133,000 and $868,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The increases are due to increased loan volume and higher interest rates.

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

The provision for loan losses decreased by $108,000 and $144,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. The provision was higher in 1999 due to a large commercial borrower experiencing financial difficulties. The loan portfolio has experienced significant growth in recent years and management is closely monitoring portfolio performance particularly in light of recent interest rate increases. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable loan losses in the loan portfolio as of September 30, 2000.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $72,000 for the three month period and decreased by $50,000 for the nine month period ended September 30, 2000 compared to the same periods in 1999. The increase in the third quarter is due to an increase in collected trust fees. The nine month decrease is due primarily to a decline in gains recognized on the sale of real estate mortgage loans to the secondary market. As fixed rate mortgage rates have increased, the number of new loans and refinancing activities have declined.

Non-interest Expense

Non-interest expenses increased by $168,000 and $799,000 for the three and nine month periods ended September 30, 2000 compared to the same periods in 1999. Salaries and benefits expenditures increased in the third quarter of the year as additional loan department employees were added throughout the year to assist with the increased loan volume. Legal and professional fees increased as a result of increased usage of consultants for general purposes and the merger consideration. The Company has also seen an increase in federal income taxes as its non taxable municipal securities income has declined. As the non taxable municipal securities matured, the funds were reinvested in loans.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the third quarter of 2000.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  Listing of Exhibits:  Financial Data Schedule

b.  There were no reports on Form 8-K filed in the third quarter of 2000.

                                   SIGNATURES


Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                            Southern Michigan Bancorp, Inc.
                                            -------------------------------
                                                     (Registrant)

NOVEMBER 10, 2000                           JAMES T. GROHALSKI
------------------                          ------------------------------
Date                                        James T. Grohalski,  President
                                            and Chief Executive Officer
                                            (Principal Financial and
                                            Accounting Officer)

                                 Exhibit Index


Exhibit No.                             Description
-----------                             -----------
    27                                  Financial Data Schedule
