Form 10-K405
period 2000-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2001-03-27
CIK 703699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2000

                 [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934
                        For the transition period from ___ to

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes X No

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's common stock, par value $2.50 per share (based on the average of the bid and ask prices) held by non-affiliates of the registrant as of March 1, 2001 was $23,845,703. For purposes of this computation, all executive officers, directors and 5% shareholders of the registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of March 1, 2001 was 1,940,502 shares.

                                     PART I

ITEM 1.  BUSINESS

Overview

         The registrant, Southern Michigan Bancorp, Inc. (the "Company"), is a registered bank holding company incorporated under the laws of the State of Michigan, headquartered in Coldwater, Michigan. The Company was formed in 1982 for the purpose of acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November 1982. In December 1992, Southern Michigan National Bank converted its charter to that of a Michigan state banking corporation and changed its name to, Southern Michigan Bank & Trust (the "Bank"), with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036. The Bank operates twelve (12) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan. In addition to the operations of the Bank described below, the Company owns and leases certain real estate to the Bank and third parties (see Item 2. Properties below); and SMB&T Financial Services, Inc., a subsidiary of the Bank, has been established to provide insurance and investment services, which services are currently limited to the sale of certain insurance products to the Bank. None of such activities are significant to the operations of the Company. In August 2000, SMB Mortgage Company was established as a subsidiary of the Bank and all residential real estate loans of the Bank were transferred to this subsidiary.

Banking Services

         The Bank offers a full range of banking services to individuals, businesses, governmental entities, and other institutions. These services include checking, savings, and NOW accounts, time deposits, safe deposit facilities, and money transfers. The Bank's lending operations provide secured and unsecured commercial and personal loans, real estate loans, consumer installment loans, lines of credit, and accounts receivable financing.

         The Bank's Trust Department offers a wide variety of fiduciary services to individuals, businesses, not-for-profit organizations, and governmental entities, including services as trustee for personal, corporate, pension, profit sharing, and other employee benefit trusts. The Bank also provides security custodial services as an agent, acts as the personal representative for estates, and as a fiscal, paying and escrow agent for corporate customers and governmental entities.

         Residential mortgage loans are originated by SMB Mortgage Company. Some residential mortgage loans are retained by SMB Mortgage Company while others are sold to investors in the secondary market. When SMB Mortgage Company sells originated mortgage loans to investors, it makes a determination to either retain or sell the rights to service those loans.

         The Bank also offers securities brokerage services through an unaffiliated broker. The Bank maintains correspondent banking relationships with several larger banks, which correspondent relationships concern check clearing operations, transfer of funds, loan participations, the purchase and sale of federal funds, and other similar services.

Competition

         The banking business in the Bank's market area is highly competitive. The Bank competes with other banks, savings and loan associations, credit unions, and finance companies. Banks and other financial institutions from surrounding areas maintain branches within the Bank's service area and offer additional competition. The Bank is also faced with increasing competition from non-depository financial intermediaries, such as large retailers, investment banks, and securities brokerage firms.

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

         The Bank is subject to regulation, supervision, and regular bank examinations by the Federal Deposit Insurance Corporation (the "FDIC") and the Michigan Office of Financial and Insurance Services (the "OFIS"). The OFIS is the Bank's chartering authority and primary regulator. Under OFIS and FDIC regulations, the Bank is required to maintain reserves against its deposits and to maintain certain levels of capital and surplus. In addition, the Bank is subject to restrictions on the nature and amount of loans which may be made, the types and amounts of investments it may make, and certain limitations on the payment of dividends to its sole shareholder, the Company.

Dividend Restrictions

         The Company's principal source of income consists of dividends paid by the Bank on its common stock (all of which is owned by the Company). Michigan law restricts the Bank's ability to pay dividends to its shareholder. Under the Michigan Banking Code of 1999, as amended, no dividend may be declared by the Bank in an amount greater than net income then on hand after deducting losses and bad debts. After payment of a dividend, the Bank must have a surplus amounting to not less than 20% of its capital. In addition, if the surplus of the Bank is less than the amount of its capital, before a dividend may be declared, the Bank must transfer to surplus not less than 10% of the net income of the Bank for the preceding 6 months in the case of quarterly or semiannual dividends or not less than 10% of its net profits for the preceding two consecutive 6 month periods in the case of annual dividends. Dividends cannot be paid from the Bank's capital or surplus.

         The payment of dividends by the Company and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (see "Capital Requirements"). These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for the Company's cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses. Based on the Bank's balance sheet as of December 31, 2000, the Bank could pay a dividend to the Company in the amount of $5,028,000 without prior regulatory approval.

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

FDICIA

         In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2000, the Bank's capital ratios exceed the requirements to be considered a well-capitalized institution under FDIC regulation.

         FDICIA also contains a variety of other provisions that may affect the operations of depository institutions including reporting requirements, regulatory standards for real estate lending, "truth in savings" provisions, the requirement that a depository institution give 90 days prior notice to customers and regulatory authorities before closing any branch, and a prohibition on the acceptance or renewal of brokered deposits by depository institutions that are not well capitalized or are adequately capitalized and have not received a waiver from the FDIC.

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

Transactions with Affiliates and Insiders

         The Bank and the Company are affiliates of each other and, as such, are subject to certain federal restrictions with respect to loans and extensions of credit to the Company and other Company affiliates, investments in the Company's and its affiliates' securities, acceptance of such securities as collateral for loans to any borrowers, and leases, services and other agreements between the Bank and the Company. Additionally, regulations allow a bank to extend credit to the bank's and its affiliates' executive officers, directors, principal shareholders, and their related interests, only if the loan is made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with non-insiders, and if credit underwriting standards are followed that are no less stringent than those applicable to comparable transactions with non-insiders. Moreover, loans to insiders must not involve more than the normal risk of repayment or present other unfavorable features and must in certain circumstances be approved in advance by a majority of the entire board of directors of the Bank (and the interested party must abstain from participating directly or indirectly in the vote). The aggregate amount that can be lent to all insiders is limited to the Bank's unimpaired capital and surplus.

Deposit Insurance

         Deposits held by the Bank are insured, to the extent permitted by law, by the Bank Insurance Fund ("BIF") administered by the FDIC. As required under FDICIA, the FDIC has established a system of risk-based deposit insurance premiums. Under this system each insured institution's assessment is based on the probability that the BIF will incur a loss related to that institution, the likely amount of the loss, and the revenue needs of the BIF. Each financial institution is assigned to one of three capital groups -- well capitalized, adequately capitalized or undercapitalized -- and further assigned to one of three subgroups within a capital group, on the basis of supervisory evaluations by the institution's primary federal and, if applicable, state supervisors and other information relevant to the institution's financial condition and the risk posed to the applicable insurance fund. The assessment rate applicable to the bank in the future will depend in part upon the risk assessment classification assigned to the Bank by the FDIC and in part on the BIF assessment schedule adopted by the FDIC. FDIC regulations currently provide that premiums related to deposits assessed by the BIF are to be assessed at a rate of between 0 cents and 27 cents per $100 of deposits.

         Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, the Bank is required to pay, in addition to the BIF deposit insurance assessment, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.9 cents per $100 of deposits.

Capital Requirements

         The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of 8.0 percent. At least half of Total Capital must be composed of common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I Capital"). At December 31, 2000, the Company's Total Capital to risk-weighted assets was 11.6 percent, which is above the regulatory minimum requirements.

         In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for the bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent. The Company's Tier I Capital leverage ratio at December 31, 2000 was 8.1 percent.

         The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements applicable to bank holding companies. At December 31, 2000, the Bank met all applicable capital requirements.

Community Reinvestment Act

         Under the Community Reinvestment Act of 1977, as amended (the "CRA"), a financial institution is required to help meet the credit needs of its entire community, including low-income and moderate-income areas. The Bank's CRA rating is determined by evaluation of the Bank's lending, service and investment performance. The Federal banking agencies may take CRA compliance into account in an agency's review of applications for mergers, acquisitions, and to establish branches or facilities.

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

Employees

         As of December 31, 2000, 143 persons were employed by the Bank; 124 were full time employees and 19 were part time employees.

Selected Statistical Information

         The following tables describe certain aspects of the Company's business in statistical form.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the average balance sheets for the years ending December 31:
(Dollars in Thousands)


                                               2000                             1999                             1998
                                 --------------------------------- -------------------------------  -------------------------------
                                  Average                  Yield/   Average                Yield/    Average                Yield/
                                  Balance     Interest      Rate    Balance    Interest     Rate     Balance    Interest     Rate
                                  -------     --------     ------   -------    --------    ------    -------    --------    ------
ASSETS
Interest earning assets:
Loans (A) (B) (C)                $ 208,160    $  20,131     9.7%   $ 178,906  $  16,606      9.3%   $ 160,666  $  15,816      9.8%
Taxable investment
 securities (D)                     33,966        2,212     6.5       35,784      2,235      6.2       32,449      2,305      7.1
Tax-exempt investment
  securities (A)                    18,210        1,376     7.6       22,716      1,715      7.6       22,342      1,657      7.4
Federal funds sold                     548           23     4.2        2,154        107      5.0        4,782        266      5.6
                                 ---------    ---------            ---------  ---------             ---------  ---------
   Total interest earning
     assets                        260,884       23,742     9.1      239,560     20,663      8.6      220,239     20,044      9.1

Non-interest earning assets:
   Cash and due from banks          11,858                            12,679                           15,591
   Other assets                     19,370                            18,028                           16,415
   Less allowance for loan
     loss                           (2,066)                           (2,161)                          (1,955)
                                 ---------                         ---------                        ---------
     Total assets                $ 290,046                         $ 268,106                        $ 250,290
                                 =========                         =========                        =========

LIABILITIES AND
SHAREHOLDERS' EQUITY
Interest bearing
 liabilities:
   Demand deposits               $  83,326        3,274     3.9%   $  77,664  $   2,482      3.2%   $  74,154  $   2,440      3.3%
   Savings deposits                 43,793        1,467     3.3       45,722      1,496      3.3       44,356      1,509      3.4
   Time deposits                    73,450        4,171     5.7       73,553      3,760      5.1       68,177      3,673      5.4
   Federal funds purchased           4,337          281     6.5        2,044         97      4.7         --         --         --
   Other borrowings                 20,915        1,504     7.2        9,716        600      6.2        6,146        410      6.7
                                 ---------    ---------            ---------  ---------             ---------  ---------
     Total interest bearing
       liabilities                 225,821       10,697     4.7      208,699      8,435      4.0      192,833      8,032      4.2

Non-interest bearing
 liabilities:
   Demand deposits                  36,334                            32,982                           30,570
   Other                             2,854                             1,261                            1,124
   Common stock subject to
     repurchase obligation           2,734                             5,009                            5,464
   Shareholders' equity             22,303                            20,155                           20,299
                                 ---------                         ---------                        ---------
Total liabilities and
  shareholders' equity           $ 290,046                         $ 268,106                        $ 250,290
                                 =========                         =========                        =========
   Net interest earnings                      $  13,045                       $  12,228                        $  12,012
                                              =========                       =========                        =========
Interest rate spread                                        4.4%                             4.6%                             4.9%
Net yield on interest
  earning assets                                            5.0%                             5.1%                             5.5%
                                                            ===                              ===                              ===


(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $468,000 and $29,000, respectively for 2000; $583,000 and $29,000, respectively for 1999; and $563,000 and $35,000, respectively for 1998.
(B) Average balance includes average nonaccrual loan balances of $745,000 in 2000; $593,000 in 1999; and $815,000 in 1998.
(C) Interest income includes loan fees of $650,000 in 2000; $663,000 in 1999; and $563,000 in 1998.
(D) Average balance includes average unrealized gain (loss) of $(515,000) in 2000; $(104,000) in 1999; and $128,000 in 1998 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2000, 1999 and 1998.

                                                 2000 Compared to 1999                     1999 Compared to 1998
                                               Increase (Decrease) Due To                Increase (Decrease) Due To
                                           ------------------------------------      -----------------------------------
Interest income on:                        Volume         Rate           Net         Volume         Rate           Net
                                           ------         ----           ---         ------         ----           ---

Loans                                      $ 2,806       $   719       $ 3,525       $ 1,727       $  (937)      $   790
Taxable investment securities                 (116)           93           (23)          224          (294)          (70)
Tax-exempt investment securities              (340)            1          (339)           28            30            58
Federal funds sold                             (70)          (14)          (84)         (133)          (26)         (159)
                                           -------       -------       -------       -------       -------       -------

   Total interest earning assets           $ 2,280       $   799       $ 3,079       $ 1,846       $(1,227)      $   619
                                           =======       =======       =======       =======       =======       =======

Interest expense on:

Demand deposits                            $   191       $   601       $   792       $   113       $   (71)      $    42
Savings deposits                               (64)           35           (29)           46           (59)          (13)
Time deposits                                   (5)          416           411           281          (194)           87
Federal funds purchased                        139            45           184            97          --              97
Other borrowings                               791           113           904           222           (32)          190
                                           -------       -------       -------       -------       -------       -------

   Total interest bearing liabilities      $ 1,052       $ 1,210       $ 2,262       $   759       $  (356)      $   403
                                           =======       =======       =======       =======       =======       =======

Net interest income                        $ 1,228       $  (411)      $   817       $ 1,087       $  (871)      $   216
                                           =======       =======       =======       =======       =======       =======

II.  INVESTMENT PORTFOLIO

(Dollars in Thousands)

The following table sets forth the fair value and amortized cost of securities at December 31:


                                                 2000                     1999                       1998
                                                 ----                     ----                       ----
                                          Fair        Amortized      Fair       Amortized      Fair       Amortized
                                          Value         Cost         Value        Cost         Value        Cost
                                          -----         ----         -----        ----         -----        ----

U.S. Treasury and other
  U.S. Government agencies
  and corporations                      $  19,163    $  19,023    $  15,541     $ 15,885     $  9,087     $   9,087
States and political subdivisions          22,737       22,575       28,411       28,529       37,903        37,006
Corporate securities                        6,054        6,031        6,172        6,203       15,942        15,902
Other securities                            3,521        3,566        4,105        4,201        5,899         5,899
                                        ---------    ---------    ---------     --------     --------     ---------

Total investment securities             $  51,475    $  51,195    $  54,229     $ 54,818     $ 68,831     $  67,894
                                        =========    =========    =========     ========     ========     =========


The following table sets forth the amortized cost of debt securities by maturity (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 2000:


                                          -----------------------------------Maturing-----------------------------------

                                          Within One Year      1 to 5 Years         5 to 10 Years        After 10 Years
                                         ----------------    ----------------     ------------------     ---------------
                                          Amount    Yield    Amount     Yield     Amount       Yield     Amount    Yield
                                         -------    -----    -------    -----     -------      -----     -------   -----

U.S. Treasury and other
  U.S. Government agencies
  and corporations                       $ 6,477     5.83%   $11,546     6.11%    $ 1,000        -- %    $  --      -- %
States and political subdivisions (1)      7,256     5.69     10,862     5.33       2,187       5.85       2,270   6.49
Corporate securities                         725     6.32      5,306     7.22        --          --         --      --
Other securities                            --        --       1,888     5.30         395       5.73        --      --
                                         -------             -------              -------                -------

Total (1)                                $14,458     5.41%   $29,602     5.63%    $ 3,582       5.83%    $ 2,270   6.49%
                                         =======     ====    =======     ====     =======       ====     =======   ====

(1)  Yields are not presented on a tax-equivalent basis.


The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Except as indicated and for U.S. Treasury and other U.S. Government agencies, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2000 and 1999, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $11,079,000 and $13,114,000 with an estimated market value of $11,511,000 and $13,132,000, respectively.

III. LOAN PORTFOLIO

(Dollars in Thousands)

Types of Loans

The following table sets forth the classification of loans by major category at December 31:


                                    2000           1999           1998            1997            1996
                                    ----           ----           ----            ----            ----

Commercial, financial, and
  agricultural                  $   112,748     $    96,758    $    82,533    $    74,819     $    72,108
Real estate mortgage (1)             70,246          63,423         51,567         50,057          47,561
Installment                          31,411          33,190         29,203         33,865          33,009
                                -----------     -----------    -----------    -----------     -----------

   Total loans                  $   214,405     $   193,371    $   163,303    $   158,741     $   152,678
                                ===========     ===========    ===========    ===========     ===========

(1)  Includes loans held for sale


Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities of the loan portfolio at December 31, 2000. Also provided are the amounts due after one year classified according to interest rate sensitivity.

                                               Within 1        1 to 5          After 5
                                               Year (A)         Years           Years           Total
                                               --------         -----           -----           -----

Commercial, financial, and agricultural       $    38,304    $    52,612    $    21,832     $   112,748
Real estate mortgages                               6,397          1,760         62,089          70,246
Installment                                         1,660         13,675         16,076          31,411
                                              -----------    -----------    -----------     -----------

   Total                                      $    46,361    $    68,047    $    99,997     $   214,405
                                              ===========    ===========    ===========     ===========

Loans maturing after one year with:
   Fixed interest rates                                      $    45,539    $    24,996
   Variable interest rates                                        22,508         75,001
                                                             -----------    -----------

     Total                                                   $    68,047    $    99,997
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

Non-Performing Loans

Non performing loans include impaired loans, nonaccrual and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:

                                                                        December 31
                                              2000           1999           1998            1997            1996
                                              ----           ----           ----            ----            ----

Non accrual loans:
   Commercial, financial and
     agricultural                         $     1,759     $       306    $       343    $     1,026     $       448
   Real estate mortgage                             -              23              -              -               -
   Installment                                      -               -              -             61               2
                                          -----------     -----------    -----------    -----------     -----------

                                                1,759             329            343          1,087             450

Loans contractually past due 90 days
   or more:
   Commercial, financial, and
     agricultural                                 123             432            807          1,067              82
   Real estate mortgage                           277             134            161            630             129
   Installment                                     55              34            120            966             165
                                          -----------     -----------    -----------    -----------     -----------
                                                  455             600          1,088          2,663             376
                                          -----------     -----------    -----------    -----------     -----------

     Total                                $     2,214     $       929    $     1,431    $     3,750     $       826
                                          ===========     ===========    ===========    ===========     ===========

Percent of total loans outstanding               1.03%           .48%            .88%          2.36%           .54%
                                          ===========     ==========     ===========    ===========     ==========

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


Interest of $124,000 and $9,000 was realized on nonaccrual loans during 2000 and 1999, respectively. Under original terms for these loans, interest income which would have been recorded approximates $207,000 and $50,000 in 2000 and 1999, respectively. There are no loan commitments outstanding to extend credits to these customers.

Potential Problem Loans

At December 31, 2000, the Company had approximately $2,554,000 in commercial, financial, agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis. At December 31, 2000, the Company had loans of $815,000 which were considered impaired, but were performing.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

IV.  SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

The following table sets forth changes in the allowance for loan losses:

                                                                          Year Ended December 31
                                                  2000            1999             1998             1997             1996
                                                  ----            ----             ----             ----             ----

Balance at beginning of year                   $   2,132        $   2,026        $   1,863        $   1,814        $   1,609

Charge offs:
   Commercial, financial and agricultural           (512)            (505)            (227)            (122)             (13)
   Installment                                      (406)            (492)            (352)            (386)            (157)
   Real estate                                       (24)             (53)            --               --               --
                                               ---------        ---------        ---------        ---------        ---------
                                                    (942)          (1,050)            (579)            (508)            (170)


Recoveries:
   Commercial, financial and agricultural             96              171               41               31               43
   Installment                                       109              132              101               66               62
   Real estate                                         1                1             --               --                  3
                                               ---------        ---------        ---------        ---------        ---------
                                                     206              304              142               97              108
                                               ---------        ---------        ---------        ---------        ---------
   Net charge offs                                  (736)            (746)            (437)            (411)             (62)

Provision for loan losses                            700              852              600              460              267
                                               ---------        ---------        ---------        ---------        ---------

   Balance at end of year                      $   2,096        $   2,132        $   2,026        $   1,863        $   1,814
                                               =========        =========        =========        =========        =========

Average loans outstanding                      $ 208,160        $ 178,906        $ 160,666        $ 158,193        $ 137,273
                                               =========        =========        =========        =========        =========

Ratio of net charge offs to average
  loans outstanding                                  .35%             .42%             .27%             .26%             .05%
                                               =========        =========        =========        =========        =========


Subsequent to December 31, 2000, approximately $760,000 was charged against the allowance for loan loss related to two commercial borrowers. As of December 31, 2000, approximately $586,000 had been reserved for these borrowers.

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

The following table sets forth the allocation of the allowance for loan losses at December 31:

                         ---------2000--------- -------1999--------  --------1998-------- --------1997-------- --------1996---------
                                  ----                 ----                  ----                 ----                 ----
                                    Percent of           Percent of            Percent of           Percent of            Percent of
                                     Loans in             Loans in              Loans in             Loans in              Loans in
                                       Each                 Each                  Each                 Each                  Each
                                     Category             Category              Category             Category              Category
                                     Of Total             Of Total              Of Total             Of Total              Of Total
                         Allowance    Loans     Allowance  Loans     Allowance   Loans    Allowance   Loans     Allowance   Loans
                         ---------   --------   --------- --------   ---------  --------  ---------  --------   ---------  --------

Commercial, financial
  and agricultural        $1,236       52.6%     $  924     50.0%     $  777      50.5%     $  628     47.1%     $  351      47.2%
Real estate mortgage          35       32.8         127     32.8         103      31.6          98     31.0          95      31.2
Installment                  325       14.6         601     17.2         521      17.9         321     21.9         177      21.6
Unallocated                  500        --          480      --          625       --          816      --        1,191       --
                          ------      -----      ------    -----      ------     -----     -------    -----      ------     -----

                          $2,096      100.0%     $2,132    100.0%     $2,026     100.0%    $ 1,863    100.0%     $1,814     100.0%
                          ======      =====      ======    =====      ======     =====     =======    =====      ======     =====


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

The 1997 provision was increased to provide for loan growth and the increase in charge-offs and delinquencies. Several customers, including a large commercial borrower, declared bankruptcy during 1997 resulting in increased charge-offs. The 2000, 1999 and 1998 provisions increased to provide for higher charge-offs and delinquencies, primarily as a result of increased customer bankruptcies. Net commercial loan charge-offs totaled $334,000 in 1999; $267,000 of this was attributable to three commercial borrowers that discontinued business operations during 1999.

V.   DEPOSITS

(Dollars in Thousands)

The following table sets forth the average amount of deposits and rates paid for deposits for the years ended December 31:

                                                    2000                  1999                 1998
                                                    ----                  ----                 ----
                                            Amount       Rate      Amount       Rate     Amount       Rate
                                            ------       ----      ------       ----     ------       ----
Non interest bearing demand deposits       $  36,334             $  32,982             $  30,570
Interest bearing demand deposits              83,326      3.9%      77,664     3.2%       74,154     3.3%
Savings deposits                              43,793      3.3       45,722     3.3        44,356     3.4
Time deposits                                 73,450      5.7       73,553     5.1        68,177     5.4
                                           ---------             ---------             ---------

                                           $ 236,903             $ 229,921             $ 217,257
                                           =========             =========             =========

The following table sets forth as of December 31, 2000, the aggregate amount of outstanding deposits (certificates of deposit) of $100,000 or more by maturity (in thousands of dollars):

      Three months or less                          $    8,708
      Over three months through six months               7,678
      Over six months through twelve months              8,287
      Over twelve months                                 4,839
                                                    ----------

                                                    $   29,512
                                                    ==========


VI.  RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios for the years ended December 31:

                                                 2000        1999         1998
                                                 ----        ----         ----

Return on average assets                          1.16%       1.23%        1.42%
Return on average equity (1)                     15.13       16.37        17.48
Dividend payout ratio (2)                        40.30       41.61        35.56
Average equity to average assets (1)              7.69        7.52         8.11

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

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 450 shareholders of record at February 28, 2001.

         The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:

                                               2000                                             1999
                             ------------------------------------------      -------------------------------------------
                                     BID PRICE                  CASH                 BID PRICE                   CASH
                             -------------------------        DIVIDENDS      --------------------------        DIVIDENDS
                             HIGH BID         LOW BID         DECLARED        HIGH BID         LOW BID         DECLARED
Quarter Ended
------------------------------------------------------------------------------------------------------------------------
March 31                    $    32.00      $    18.25       $      .19      $    33.08       $    27.00      $      .16
June 30                          20.50           17.75              .17           32.40            27.23             .17
September 30                     17.75           15.38              .17           29.70            26.10             .17
December 31                      16.13           13.50              .17           30.60            27.23             .18

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note L to the consolidated financial statements for the year ended December 31, 2000.

All market price per share amounts have been adjusted for a 10% stock dividend declared in 1999.

ITEM 6.  SELECTED FINANCIAL DATA

                                                                        Year Ended December 31
                                                2000            1999             1998            1997             1996
                                            ----------------------------------------------------------------------------
Total interest income                       $   23,245       $   20,051      $   19,446       $   18,669      $   16,787
Net interest income                             12,548           11,616          11,414           11,226          10,183
Provision for loan losses                          700              852             600              460             267
Net income                                       3,375            3,300           3,549            3,032           3,058
Per share data:
    Basic and diluted earnings per share          1.75             1.64            1.70             1.44            1.46
    Cash dividends                                 .70              .68             .60              .52             .48
Balance sheet data:
    Other borrowings                            25,000           15,000           5,000            3,000               -
    Capital note                                     -                -               -                -               -
    Common stock subject to repurchase           1,478            3,990           6,029            4,899           3,555
    Equity                                      24,211           19,990          19,345           20,590          19,616
    Total assets                               303,639          275,825         266,851          238,531         235,562
Return on average assets                         1.16%            1.23%           1.42%            1.30%           1.45%
Return on average equity                        15.13%           16.37%          17.48%           14.96%          16.09%

All per share amounts have been adjusted for a 10% stock dividend declared in 1999 and a 1997 stock split effected in the form of a 100% stock dividend.

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

The Company uses its funds primarily to support its lending activities. Loans increased by 10.9% in 2000 and 18.4% in 1999. The loan growth in 2000 occurred in the commercial and real estate mortgage loan categories and is the result of continued good economic conditions within the Company's market area. Commercial loans increased 16.5% as the Bank focused attention on this area of lending and actively called on current and potential customers. At the same time, local businesses were also expanding to meet the growth demands of the region. Installment loans decreased 5.4% as the Bank chose to focus on its commercial and residential real estate lending and place less emphasis on indirect lending. Real estate mortgage loans increased 10.9% as the Bank funded larger real estate loans, construction loans and other loans that did not conform to secondary market guidelines.

Gains recognized on the sale of real estate mortgage loans to the secondary market decreased in 2000 from $758,000 in 1999 to $533,000. The secondary market loan activity declined in 2000 as mortgage rates increased. Fixed rate loans which represent all of the loans sold on the secondary market were not as attractive. During the fourth quarter of 2000 secondary market loan activity began to pick up as interest rates began to decrease. Loans held for sale at December 31, 2000 were $1,024,000. The real estate portfolio largely consists of residential mortgages within the local area with a low risk of loss.

The loan growth in 1999 occurred in all loan categories. Commercial loans increased by 17.2% as local businesses expanded. Installment loans increased 13.7% as the Bank competitively priced its boat and recreational vehicle loans and offered dealer incentives to obtain such loans. Real estate mortgage loans increased 23.0% as the Bank engaged in a home equity loan promotion and offered an attractive short-term fixed rate mortgage loan product.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $38,056,000 and $37,949,000 at December 31, 2000 and 1999, respectively. Most of these commitments are priced at a variable interest rate thus minimizing the Bank's risk in a changing interest rate environment.

There were no significant concentrations in any loan category as to borrower, industry or location. Substantially all loans are granted to customers located in the Bank's service area, which is primarily southern Michigan.

Another significant component of cash flow is the securities portfolio. Total securities decreased by 5.1% in 2000 and 20.1% in 1999. The funds received from maturing securities were used to partially fund the 2000 and 1999 loan growth.

The securities available for sale portfolio had net unrealized gains of $280,000 in 2000 and losses of $589,000 in 1999. During 1999, the Company adopted Financial Accounting Standards Board (FASB) Statement 133, Accounting for Derivative Instruments and Hedging Activities and reclassified the entire portfolio of held to maturity securities to available for sale. The reclassification was done so that the securities would be available to sell should the Company's liquidity needs require it. There is no concentration of securities in the portfolio which would constitute an unusual risk except at year-end 2000 and 1999, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $11,079,000 and $13,114,000 with an estimated market value of $11,511,000 and $13,132,000, respectively.

Deposits traditionally represent the Company's principal source of funds. Total deposits increased 5.2% in 2000 and remained stable in 1999. In 2000 the Bank chose to increase the rates offered on certificates of deposit (CDs) in order to attract deposits. The largest increases in CDs were the over $100,000 category and the 24 - 36 month term CDs. Growth also occurred in other categories of deposits as lenders were encouraged to bring deposits in with their loan relationships. Business checking and money market accounts increased by $10,952,000 in 2000. The Bank was not able to increase its deposit base in 1999 because of increased competition within the Bank's market area. Local competitors offered premium rates for deposits and the Bank chose not to match such rates. Also contributing to the lack of deposit growth in 1999 was an increase in customer cash withdrawals late in the year in preparation for the Year 2000 rollover.

Attracting and keeping traditional deposit relationships will continue to be a challenge to the Bank, particularly with the increased competition from nondeposit products. As an alternate funding source, the Bank obtains putable advances from the Federal Home Loan Bank (FHLB). The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in the Bank's one-to-four family mortgage loans, government and agency securities and highly rated mortgage-backed securities. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. Accordingly, the Company borrowed $10 million in both 1999 and 2000.

Premises and equipment increased by 13.6% in 2000 and decreased by 4.7% in 1999. In 2000, the Bank spent approximately $1,459,000 to renovate the Coldwater main office and the Beckley Road office. The 1999 decrease was due to a lack of significant additions in consideration of the renovations planned for 2000 and increased depreciation because of the high level of additions in 1998.

Capital Resources

The Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risk inherent in the business.

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

Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratios listed in Note O to the financial statements. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP). As seen in Note O, the Company exceeds the well capitalized requirements at December 31, 2000.

In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 2000 and 1999, total average assets grew 8.2% and 7.1%. At the same time, average equity (including common stock held by the ESOP) decreased 0.5% in 2000 and 2.3% in 1999. Equity grew at lower levels than assets in both 2000 and 1999 because of the repurchase and retirement of common stock shares (28,757 shares in 2000 and 82,442 in 1999). Future growth opportunities will focus on maintaining the existing customer base and growing within selected other markets identified as providing significant growth potential.


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

Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing or callable within 1 year were $13,459,000 at December 31, 2000 representing 26.1% of the market value of the investment securities portfolio, a decrease from the 32.7% level of 1999. Loans maturing within 1 year were $46,361,000 at December 31, 2000 representing 21.6% of the gross loan portfolio, a slight decrease from the 22.1% level of 1999.

Financial institutions are subject to prepayment risk in falling rate environments. Prepayments of assets carrying higher rates reduce the Company's interest income and overall asset yields. Certain portions of an institution's liabilities may be short-term or due on demand, while most of it assets may be invested in long-term loans or investments. Accordingly, the Company seeks to have in place sources of cash to meet short-term demands. These funds can be obtained by increasing deposits, borrowing, or selling assets. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company.

During the year ended December 31, 2000, there was a net increase in cash and cash equivalents of $6,443,000. The major sources of cash in 2000 were increases in deposits, maturing securities, loan sales and additional borrowings from the Federal Home Loan Bank. The major uses of cash in 2000 were loan growth and loans originated for sale.

During the year ended December 31, 1999, there was a net decrease in cash and cash equivalents of $4,182,000. The major sources of cash in 1999 were loan sales and maturing securities. The major uses of cash in 1999 were loan growth and loans originated for sale.

During the year ended December 31, 1998, there was a net decrease in cash and cash equivalents of $620,000. The major sources of cash in 1998 were loan sales and the increase in deposits. The major uses of cash in 1998 were the purchase of investment securities and loans originated for sale.

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


The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 2000:

                                    0-30          31-90         91-365         1-5          Over 5
                                    Days          Days           Days         Years         Years
                                    ----          -----         ------        -----         ------

Interest-earning assets           $ 65,125      $  8,549       $ 51,243      $109,238      $ 32,280

Interest-bearing liabilities      $ 54,285      $ 83,843       $ 41,275      $ 46,808      $  7,130

Interest sensitivity gap          $ 10,840      $(75,294)      $  9,968      $ 62,430      $ 25,150

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

Results of Operations

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income increased by 8.0% in 2000, 1.8% in 1999 and 1.7% in 1998. The 2000 increase is due to the increase in the commercial and real estate mortgage loan portfolio and the increases to prime rate throughout the year. These increases were partially offset by the increased interest paid for money market and CD deposits and increased interest paid for Federal Home Loan Bank borrowings. The 1999 increase is due to the reinvestment of funds held in the investment securities portfolio into the higher yielding loan portfolio, partially offset by increased interest expense as a result of increased FHLB advances. The 1998 increase is due to the reinvestment of funds held in overnight federal funds accounts into higher yielding investment securities.

The uncertain economic environment and potential fluctuations in interest rates are expected to continue to impact the Company and the industry in 2001. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. Loan rates are subject to change as the national prime rate changes and are also influenced by competitors' rates. An increase in deposit rates occurring at the same time as loan rate decreases would cause the Company's net interest income to decline.

The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, past loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio.

The provision for loan losses was $700,000 in 2000, $852,000 in 1999 and $600,000 in 1998. The 2000 provision was set at a level considered necessary to expected loan losses. The 1999 provision increase occurred to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies. Net commercial loan charge-offs totaled $417,000 in 2000. This was primarily attributable to three commercial customers. Two of these customers had been provided for in 1999. Net commercial loan charge-offs totaled $334,000 in 1999; $267,000 of this was attributable to three commercial borrowers that discontinued business operations during 1999. It is anticipated that the Company will continue to experience higher than normal losses in 2001. The provision will be adjusted quarterly, if necessary, to reflect actual charge-off experience and any known future losses.

Non-interest income, excluding security gains and losses remained constant in 2000, decreased by 5.4% in 1999 and increased by 30.2% in 1998. In 2000 trust fees, service charges on loans and earnings on life insurance assets increased but were offset by a decrease in the gains recognized on the sale of real estate mortgage loans to the secondary market. The Bank increased its deposit base by 5.2% and generated additional service charges as a result of the growth. Trust fees increased due to a new fee schedule put in place January 1, 2000. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale and receives a fee in order to service the loans. As fixed rate mortgage rates increased during the first half of 2000, the number of new loans and refinancing activities declined.


The 1999 decrease is due primarily to the decline in gains recognized on the sale of real estate mortgage loans to the secondary market.


The 1998 increase is due to increased service charge income, increased gains recognized on the sale of secondary market real estate mortgage loans and increased income from the Bank's automatic teller machines (ATMs). The Bank increased its deposit base by 12.7% in 1998 and generated additional service charges as a result of the growth. During this period of relatively low interest rates, the Bank generated large volumes of fixed rate mortgage loans which were sold to the secondary market. During 1998, the Bank began assessing a fee to noncustomers who use the Bank's ATMs and thus generated increased fees.

Security losses of $3,000 were recognized on sales of securities in 2000. No gains or losses occurred in 1999 or 1998.

Non-interest expense increased by 8.8% in 2000, 2.2% in 1999 and 1.8% in 1998. In 2000 the largest increase came in the professional and outside services category. The Company spent $456,000 in legal and accounting fees in an attempt to merge with Sturgis Bank & Trust. The merger was called off in October of 2000 after Sturgis Bank and Trust did not obtain a fairness opinion from their investment advisors. In 2000 salaries and benefit expenditures increased as a cost of living increase of 2.6% was given to all employees at the beginning of the year. In addition, the loan department employees hired during 1999 were employees for the entire year of 2000 adding to the increase.

In 1999, salaries and benefit expenditures increased as additional loan department employees were added to assist with the increased loan volume. Occupancy costs were higher in 1999 as a result of the addition of the new Hillsdale branch and increasing maintenance on the Bank's older properties. Equipment costs increased as a result of equipment additions for the new Hillsdale branch and technological upgrades to the Bank's mainframe and personal computers.

The primary expense categories that increased in 1998 were occupancy, equipment and marketing. Occupancy and equipment costs increased as a result of the opening or the new Hillsdale branch and continued upgrades to the Bank's technology base. Marketing expenditures increased as the Bank revamped its checking account products.

Income tax expense was $1,179,000 in 2000, $1,005,000 in 1999 and $1,185,000 in
1998. Tax-exempt income continues to have a major impact on the Company's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $290,000 in 2000, $360,000 in 1999 and $350,000 in 1998.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on equity was 15.13% in 2000, 16.37% in 1999 and 17.48% in 1998. The return on average assets was 1.16% in 2000, 1.23% in 1999 and 1.42% in 1998. The Company's 2000 return on equity and return on average assets was 17.18% and 1.32%, respectively, if the costs relating to the attempted merger are excluded.

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

Nonperforming Assets

Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate which includes foreclosures, deeds in lieu of foreclosure and real estate in redemption.

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

The following table sets forth the aggregate amount of nonperforming loans in each of the following categories:

                                                                    December 31
                                                         2000          1999            1998
                                                         ----          ----            ----
                                                              (Dollars in thousands)

Nonaccrual loans:
  Commercial, financial and agricultural             $   1,759       $     306      $      343
  Real estate mortgage                                       -              23               -
  Installment                                                -               -               -
                                                     ---------       ---------      ----------
                                                         1,759             329             343
Loans contractually past due 90 days or more:

  Commercial, financial and agricultural                   123             432             807
  Real estate mortgage                                     277             134             161
  Installment                                               55              34             120
                                                     ---------       ---------      ----------
                                                           455             600           1,088
                                                     ---------       ---------      ----------

Total nonperforming loans                                2,214             929           1,431
Other real estate owned                                  1,415             161             207
                                                     ---------       ---------      ----------

Total nonperforming assets                           $   3,629       $   1,090      $    1,638
                                                     =========       =========      ==========

Nonperforming loans to year-end loans                    1.03%            .48%            .88%
                                                     ========        ========       =========
Nonperforming assets to year-end loans
  and other real estate owned                            1.69%            .56%           1.00%
                                                     ========        ========       =========

Nonperforming loans increased in 2000 with the largest increase coming in nonaccrual loans. In 2000, nonaccrual loans were made up of several commercial and agricultural loans where the borrower experienced severe financial difficulties and therefore became delinquent. Nonperforming loans are subject to continuous monitoring by management and are specifically reserved for in the allowance for loan losses where appropriate. At December 31, 2000 and 1999, the Company had loans of $815,000 and $1,338,000, which were considered impaired, but performing.

At December 31, 2000, the Company had approximately $2,554,000 in commercial, financial and agricultural loans for which payments are presently current but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

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

Regulatory Matters

Representatives of the FDIC completed an examination at the Company's subsidiary bank using financial information as of December 31, 1999. The purpose of the examination was to determine the safety and soundness of the bank.

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

Quantitative and Qualitative Disclosures about Market Risk

The Company's primary market risk exposure is interest rate risk and liquidity risk. See Liquidity and Interest Rate Sensitivity, above. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices.

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2000 and 1999. The Company had no derivative financial instruments, or trading portfolio, at either date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.


                                                    Principal Amount Maturing in:
                                                                                                                        Fair Value
                                        2001        2002        2003        2004        2005    Thereafter    Total      12/31/00
                                        ----        ----        ----        ----        ----    ----------     ----     ---------

Rate sensitive assets:
  Fixed interest rate loan           $ 10,968    $   5,206    $  9,849    $ 16,833    $ 13,651    $ 24,996   $  81,503   $  77,385
    Average interest rate                9.53%        9.75%       9.73%       9.51%       9.51%       9.20%       9.20%
  Variable interest rate loans         35,393        3,136       2,892       6,349      10,132      75,001     132,902     132,902
    Average interest rate               10.25        10.29       10.32       10.35       10.28        9.77        9.77
  Fixed interest rate securities        8,400       12,050      12,937       8,255       1,185       8,648      51,475      51,475
    Average interest rate                5.50         5.83        6.06        6.50        5.42        6.07        5.97
  Other interest bearing assets           555                                                                      555         555
    Average interest rate                6.27                                                                     6.27

Rate sensitive liabilities:
  Interest bearing checking            85,475                                                                   85,475      85,475
    Average interest rate                3.74                                                                     3.74
  Savings                              29,799                                                                   29,799      29,799
    Average interest rate                2.46                                                                     2.46
  Time deposits                        62,214        9,952       6,881       2,739                              90,289      90,506
    Average interest rate                6.16         6.15        6.10        6.22                                6.16

           Fixed interest rate
            borrowings                 15,000       10,000                                                      25,000      25,067

             Average interest rate       6.64         6.28                                                        6.49



                                                           Principal Amount Maturing in:
                                                                                                                        Fair Value
                                       2000         2001         2002       2003       2004      Thereafter    Total     12/31/99
                                       ----         ----         ----       ----       ----      ----------    -----     --------

Rate sensitive assets:

  Fixed interest rate loans         $  11,510    $   5,997    $  10,769   $ 11,439    $ 16,581    $ 23,127   $  79,423   $  78,477
    Average interest rate                8.98%        9.01%        9.03%      9.52%       9.72%       9.31%       9.12%
  Variable interest rate loans         84,171        5,636        4,514      6,928      10,934       1,765     113,948     113,948
    Average interest rate                8.65         8.92         8.89       9.03        8.90        9.17        8.75
  Fixed interest rate securities        9,638        7,985       11,546     11,217       2,902      10,941      54,229      54,229
    Average interest rate                5.45         5.57         5.64       5.87        5.44        5.32        5.60
  Other interest bearing assets           655                                                                      655         655
     Average interest rate               5.14                                                                     5.14

Rate sensitive liabilities:
  Interest bearing checking            82,498                                                                   82,498      82,498
    Average interest rate                3.19                                                                     3.19
  Passbook  saving                     30,793                                                                   30,793      30,793

    Average interest rate                2.40                                                                     2.40

  Time deposits                        65,261        8,988        7,898      2,598          29                  84,774      84,868
    Average interest rate                5.11         5.65         5.55       5.15        5.14                    5.23
  Fixed interest rate
    borrowings                         13,000        2,000                                                      15,000      15,000
    Average interest rate                5.32         5.77                                                        5.38

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None



                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

         The following table lists the names of the directors and their ages as of February 28, 2001, their principal occupations and the year in which each became a director. Mr. Grohalski is the only executive officer of the Company.

                                                                                   YEAR FIRST BECAME A
                                         PRINCIPAL OCCUPATION(S) FOR PAST 5      DIRECTOR OF THE COMPANY
NAME OF DIRECTOR             AGE                      YEARS(1)
--------------------------  -----     ----------------------------------------  -------------------------

James P. Briskey             67        Owner - Pittsford Grain Incorporated                1982
                                       (grain elevator operator)

H. Kenneth Cole              52        Treasurer - Hillsdale College                       1998

William E. Galliers          58        Co-Owner and Chief Executive Officer -              1993
                                       G & W Display Fixtures, Inc.
                                       (manufacturer of display fixtures)

James T. Grohalski           60        President and Chief Executive Officer               1982
                                       of the Company and the Bank since
                                       December 31, 1998; Executive Vice
                                       President and Chief Financial Officer
                                       of the Company and President of the
                                       Bank from January 1, 1984 until
                                       December 31, 1998; Mr. Grohalski
                                       joined the Bank in 1967.

Nolan E. Hooker              49        Owner - Hooker Oil Co. (distributor of              1991
                                       heating oil); Co-Owner - Best American
                                       Car Washes

Gregory J. Hull              52        Farmer                                              1995


                                                                                   YEAR FIRST BECAME A
                                         PRINCIPAL OCCUPATION(S) FOR PAST 5      DIRECTOR OF THE COMPANY
NAME OF DIRECTOR             AGE                      YEARS(1)
--------------------------  -----     ----------------------------------------  -------------------------

Thomas E. Kolassa            53        Partner - Burnham Insurance Group                   1995
                                       since 2000; Owner - The Planning Group
                                       (insurance) prior to joining Burnham
                                       Insurance Group

James J. Morrison            52        Chairman of the Board of Directors of               1991
                                       the Company; Owner - Morrison &
                                       Associates (insurance)

Jane L. Randall              79        Owner - Dally Tire Co. (tire                        1982
                                       distributor)

Freeman E. Riddle            68        Owner - Spoor & Parlin, Inc. (farm                  1982
                                       equipment)

ITEM 11.  EXECUTIVE COMPENSATION

         The following table sets forth compensation paid by the Company and the Bank with respect to the fiscal year ended December 31, 2000 to the Company's Chief Executive Officer. Mr. Grohalski is the only executive officer of the Company.

                           SUMMARY COMPENSATION TABLE

                                                      ANNUAL COMPENSATION
                                                  -------------------------------
                                                                                     ALL OTHER COMPENSATION
NAME AND PRINCIPAL POSITION                         YEAR         SALARY ($)(1)               ($)(2)
-----------------------------------------------  ------------  ------------------  ---------------------------

James T. Grohalski
President and Chief Executive Officer of the        2000           $161,665                 $7,844
Company and the Bank                                1999           $140,570                 $7,344
                                                    1998           $133,813                 $7,400


         (1) The amounts shown include amounts deferred under the 401(k) provisions of the ESOP and the Bank's Executives' Deferred Compensation Plan.

         (2) The amounts shown include the following for 2000: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan of $4,004 and $3,000 respectively for Mr. Grohalski; and (ii) $840 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Grohalski's benefit.

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

                               PENSION PLAN TABLE


                                              YEARS OF SERVICE
                            --------------------------------------------------

     REMUNERATION                25                 30                  35
  ------------------        -------------      --------------      ------------

       $120,000                $35,000            $42,000             $42,000

       $130,000                $37,900            $45,500             $45,500

       $140,000                $40,800            $49,000             $49,000

       $150,000                $43,750            $52,500             $52,500

       $160,000                $46,700            $56,000             $56,000

James T. Grohalski has 33 years of credited service and $141,300 current covered remuneration.

         The Bank also has in effect a supplemental retirement arrangement in the form of an Executive Employee Salary Continuation Agreement with Mr. Grohalski under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the participant upon retirement at age
65. The participant is entitled to a reduced benefit if his retirement occurs between the ages of 62 and 65. No benefit is payable if the participant voluntarily terminates his employment or is discharged for cause prior to the age of 62. However, the specified benefit is payable beginning at age 65, if the participant's employment is terminated after a "change in control" of the Company, and in connection with such change, his title, responsibility or compensation is significantly lessened or the status of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan, is intended to be approximately equal to the benefit the participant would have received under the Retirement Plan but for a plan amendment which changed the Retirement Plan's benefit formula to comply with changes in pension laws and which substantially reduced the participants' benefits. For James T. Grohalski, the specified benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060 per year for 15 years. The Board of Directors may increase the benefit by not more than 2% per year prior to retirement.

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

         The Company and the Bank have executed an Employment Agreement with Mr. Grohalski whereby Mr. Grohalski will serve as the President and Chief Executive Officer of the Company and the Bank. The term of the Employment Agreement is for one year and it may be renewed by mutual agreement of the Company, the Bank and Mr. Grohalski. Pursuant to the Employment Agreement, commencing January 23, 2001, Mr.

Grohalski's annual salary will be $163,000 plus such additional or special compensation based upon his performance as the Company's Board of Directors, in its discretion, may from time to time determine. Under the Employment Agreement, in the event that Mr. Grohalski is terminated for any reason other than for cause, or in the event of Mr. Grohalski's "voluntary termination for good reason," then, in addition to receiving the compensation and benefits under the Employment Agreement, upon the expiration of the term of the Employment Agreement, Mr. Grohalski will be entitled to monthly installments equal to 1/12th of his annual salary, commencing thirty days after expiration of the term of the Employment Agreement, until the earlier of his death, the age of 65, or the date he receives twelve monthly installments.

         Under the Employment Agreement, the term "voluntary termination for good reason" means voluntary termination of employment by Mr. Grohalski after any of the following actions without Mr. Grohalski's express written consent:
(1) the assignment of duties of a nonexecutive nature or for which Mr. Grohalski is not reasonably equipped by his skills and experience; (2) without reasonable justification, a reduction in the salary, or a material reduction in the amount of paid vacations or in the fringe benefits and perquisites, of Mr. Grohalski;
(3) the relocation of Mr. Grohalski's principal business office or principal place of residence to a place that is more than sixty miles from Coldwater, Michigan or the assignment of duties to Mr. Grohalski that would reasonably require such relocation; (4) the assignment of duties to Mr. Grohalski which would reasonably require him to spend more than ninety working days away from Coldwater, Michigan during any consecutive twelve month period; (5) the failure to provide office facilities, secretarial services, and other administrative services to Mr. Grohalski which are substantially equivalent to the facilities and services provided to him on the date the Employment Agreement was executed; or (6) the termination of incentive and benefit plans or arrangements provided to Mr. Grohalski under the Employment Agreement, or a material reduction in the aggregate value of Mr. Grohalski's incentive compensation and benefits below their aggregate value as of the date of the Employment Agreement.

         The Employment Agreement also provides that in the event of a "termination for cause," Mr. Grohalski will not be entitled to receive compensation or other benefits for any period after such termination. The term "termination for cause" means the termination of employment based on: (1) conviction of any criminal violation involving dishonesty, fraud or breach of trust; (2) the willful engagement in any misconduct in the performance of Mr. Grohalski's duties that materially injures the Company or its subsidiaries; (3) the performance of any act which, if known to the customers, clients or shareholders of the Company or any of its subsidiaries, would materially and adversely impact the business of the Company or any of its subsidiaries; (4) the willful and substantial nonperformance of Mr. Grohalski's duties if such nonperformance continues for more than ten days after written notice of such nonperformance and of the Company's intention to terminate his employment; (5) the willful violation of the noncompetition and nondisclosure obligations contained in the Employment Agreement; (6) the suspension and/or temporary prohibition, or the removal and/or permanent prohibition, from participating in the conduct of the affairs of the Company or any of its affiliates by a notice, order, ruling or other finding of any state or federal agency (including, but not limited to, any Federal Reserve Bank, the FDIC, or Michigan's Office of Financial and Insurance Services); or (7) any determination or action by any federal or state regulatory agency that the Company's Board of Directors determines to reflect adversely on the Company and to be related to Mr. Grohalski's duties under the Employment Agreement.

         The Employment Agreement also provides for a severance payment equal to two year's salary in accordance with Section 280G of the Internal Revenue Code in the event of a termination of employment without cause or a voluntary termination with good reason within three years after a change in control that occurs during the term of the Employment Agreement. In the event that it is in the best interests of the Company and Mr. Grohalski, then Mr. Grohalski shall have the right to elect to have the severance payment paid in installments, with the first installment being equal to one year's salary and the balance being paid in installments in accordance with Section 280G of the Internal Revenue Code.

         For purposes of the Employment Agreement, the term "change in control" means: (1) the acquisition by any entity, person, or group of beneficial ownership of more than 50% of the outstanding capital stock of the

Company entitled to vote in an election of directors; (2) the commencement by any entity, person, or group (other than the Company or a subsidiary of the Company) of a tender offer or an exchange offer for more than 25% of the outstanding voting stock of the Company entitled to vote in an election of directors; (3) the merger of the Company with another entity that results in the holders of the outstanding voting stock entitled to vote of the election of directors of the Company immediately prior to such merger holding less than 50% of the voting stock entitled to vote for the election of directors of the surviving or resulting corporation; (4) the transfer of substantially all of the assets of the Company other than to an entity of which the Company owns at least 80% of the voting stock entitled to vote for the election of directors; or (5) the election to the Board of Directors of the Company, without the recommendation or approval of the incumbent Board of Directors, of the lesser of three directors or directors constituting a majority of the number of directors then in office.

         The Employment Agreement also provides that during the term thereof, and for a period of one year following the termination of employment, Mr. Grohalski will not: (1) within a geographic radius of 75 miles from Coldwater, Michigan, engage in, or work for, manage, operate, control or participate in the ownership, management, operation or control of, or be connected with, or have any financial interest in, any individual, partnership, firm, corporation or institution engaged in the same or similar activities to those now or hereafter carried on by the Company or the Bank; (2) interfere with the relationship of the Company or the Bank and any of their employees, agents or representatives; or (3) directly or indirectly divert or attempt to divert from the Company or the Bank any business in which the Company or the Bank has been actively engaged during the term of the Employment Agreement, nor interfere with the relationships of the Company or the Bank with their dealers, distributors, sources of supply or customers. Finally, the Employment Agreement prohibits Mr. Grohalski, during the term of the Employment Agreement and at any time thereafter, from disclosing any confidential information of the Company or the Bank.

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

         The Company has established two primary components of the Company's executive compensation plan. The two components are: (a) base compensation; and
(b) stock-based performance compensation through stock option grants.

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

Stock Option Grants.

         Executive compensation to reward past performance and to motivate future performance will also be provided through stock options granted under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan. The purpose of the plan is to encourage executive officers to maintain a long-term stock ownership position in the Company in order that their interests are aligned with those of the Company's shareholders. The Board of Directors, in its discretion, has the authority to determine participants in the plan, the number of shares to be granted and the option price and term. Consideration for stock option awards are evaluated on a subjective basis and granted to participants until an ownership position exists which is consistent with the participant's current responsibilities.

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

RESPECTFULLY SUBMITTED BY THE MEMBERS OF THE COMPENSATION COMMITTEE, James J. Morrison, H. Kenneth Cole and James P. Briskey.

Director Compensation

         Currently, each director of the Company whose principal occupation is not with the Company or the Bank receives an annual fee of $6,361 which will be indexed for inflation in 2001. In addition, outside directors are compensated $150 for each committee meeting attended and participate in a bonus program based upon the achievement of growth and profitability goals. $1,000 per outside director was paid as a bonus for 2000. The directors are eligible to receive stock options under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth, as of February 15, 2001, the names and addresses of all beneficial owners of 5% or more of the Common Stock showing the amount and nature of such beneficial ownership:

                                 NAME AND ADDRESS OF BENEFICIAL     AMOUNT AND NATURE OF BENEFICIAL     PERCENT OF
      TITLE OF CLASS                          OWNER                           OWNERSHIP(1)                CLASS
      ------------------------ ------------------------------------ --------------------------------- ---------------

      Common Stock             Southern Michigan Bank                          196,352(a)                 10.12%
                               & Trust
                               51 West Pearl Street
                               Coldwater, MI  49036


      Common Stock             Harvey B. Randall                               146,022(b)                 7.52%
                               8391 Old U.S. 27 South
                               Marshall, MI  49068


      (1) Based upon information furnished to the Company by the beneficial owners named above. The nature of beneficial ownership for shares shown is sole voting and investment power, except as set forth below. Shares have been rounded to the nearest whole share.

               (a) Shares are held by the Trust Department of Southern Michigan Bank & Trust (the "Bank") in various fiduciary capacities. 1,089 of such shares are voted by the Bank with no investment power.

               (b)      Includes 146,022 shares held by Mr. Randall as trustee.

         The following table sets forth, as of February 15, 2001, the total number of shares of the Common Stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Company as a group.

      NAME OF BENEFICIAL OWNER OR NUMBER OF        AMOUNT AND NATURE OF BENEFICIAL         TOTAL        PERCENT OF
      PERSONS IN GROUP                                       OWNERSHIP(1)                                  CLASS
      -------------------------------------        -------------------------------         -------      ----------

      James P. Briskey                                      11,148                          22,296          1.15
                                                            11,148 (a)

      H. Kenneth Cole                                          366                             366            (2)

      William E. Galliers                                    3,711 (a)                       3,711            (2)

      James T. Grohalski(3)                                 23,700 (b)                      23,700          1.22

      Nolan E. Hooker                                          878 (a)                         878            (2)

      Gregory J. Hull                                        1,262 (a)                       1,262            (2)

      Thomas E. Kolassa                                      2,142 (a)                       2,142            (2)

      James J. Morrison                                      2,042                           4,703            (2)
                                                             2,661 (a)

      Jane L. Randall                                        5,945 (c)                       5,945            (2)

      Freeman E. Riddle                                      4,554                           7,000            (2)
                                                             2,446 (a)

      All directors and executive officers as a             72,003                          72,003          3.71%
      group (10 persons)

         (1) Based upon information furnished to the Company by the individual named and the members of the designated group. The nature of beneficial ownership for shares shown is sole voting and investment power except as set forth below. Shares have been rounded to the nearest whole share.

                  (a)      Shared voting and investment power.

                  (b) Includes 21,217 shares held by the Bank's Employee Stock Ownership Plan (the "ESOP") as to which Mr. Grohalski has voting power only.

                  (c)      Shares indicated are held as trustee.

         (2)      Less than one percent (1%).

         (3)      Mr. Grohalski is the only executive officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Directors and officers of the Company and their associates were customers of, and had transactions with the Bank in the ordinary course of business during 2000. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.



                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company are filed as a part of this report and are included herewith beginning on page FS-1:

                  - Report of Crowe, Chizek and Company LLP, independent auditors

                  -   Consolidated Balance Sheets - December 31, 2000 and 1999

                  -   Consolidated Statements of Changes in Shareholders' Equity
                      - Years ended December 31, 2000, 1999 and 1998

                  - Consolidated Statements of Income - Years ended December 31, 2000, 1999 and 1998

                  - Consolidated Statements of Cash Flows - Years ended December 31, 2000, 1999 and 1998

                  -   Notes to Consolidated Financial Statements - December 31,
                      2000

         (a)(2)   Not applicable.

         (a)(3)   Exhibits (Numbered in accordance with Item 601 of Regulation
                  S-K).


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

                         Exhibit 9                Not applicable.

                         Exhibit No.                  Description of Exhibit
                         -----------                  ----------------------

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

                         Exhibit 10(b) Southern Michigan Bancorp, Inc. 2000 Stock Option Plan is incorporated by reference to
                                                  Exhibit 10(b) to the Company's
                                                  Annual Report on Form 10-K for
                                                  the year ended December 31,
                                                  1999.

                         Exhibit 10(c) Employment Agreement dated January 23, 2001 by and between the Bank and the
                                                  Company and James T.
                                                  Grohalski.

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

                         Exhibit 19               Not applicable.

                         Exhibit 21               Subsidiaries of the Company.

                         Exhibit 22               Not applicable.

                         Exhibit 23               Consent of Independent
                                                  Auditors.

         (b) In the last Quarter of the period covered by this report, on October 6, 2000, the Company filed a Form 8-K regarding notification from Sturgis Bank & Trust Company ("Sturgis") that Sturgis had terminated the Agreement and Plan of Consolidation dated February 15, 2000 which was intended to combine the two companies.

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

         (a) On March 16, 2001, the Company furnished to the Commission on Form 8-K its proxy statement dated March 16, 2001 which was prepared for its 2001 Annual Meeting of Shareholders, which proxy statement included in Appendix A the information required in its 2000 annual report to security holders. On the date of filing this Form 10-K, the Company mailed to the Commission four copies of the aforementioned proxy materials and annual report.

                  (The remainder of this page is intentionally blank. The next page is FS-1).

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT AUDITORS



                              [CROWE CHIZEK LOGO]







Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan


We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 2000 and 1999 and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2000. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 2000 and 1999 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2000 in conformity with generally accepted accounting principles.

As disclosed in Note C, on July 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.





                                                   Crowe, Chizek and Company LLP

South Bend, Indiana
February 8, 2001

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)



                                                                                        December 31,
                                                                                   2000            1999
                                                                                 ---------       ---------

ASSETS
Cash                                                                             $   3,769       $   4,217
Due from banks                                                                      14,720           7,829
                                                                                 ---------       ---------
     Cash and cash equivalents                                                      18,489          12,046
Securities available for sale                                                       51,475          54,229
Loans, net of allowance for loan losses $2,096 - 2000 ($2,132 - 1999)              212,309         191,239
Premises and equipment                                                               7,619           6,705
Accrued interest receivable                                                          3,062           2,442
Net cash surrender value of life insurance                                           5,507           5,251
Other assets                                                                         5,178           3,913
                                                                                 ---------       ---------
     TOTAL ASSETS                                                                $ 303,639       $ 275,825
                                                                                 =========       =========


LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                    $  37,677       $  33,124
         Interest bearing                                                          207,753         200,179
                                                                                 ---------       ---------
              Total deposits                                                       245,430         233,303
     Accrued expenses and other liabilities                                          3,520           3,542
     Federal funds purchased                                                         4,000
     Other borrowings                                                               25,000          15,000
                                                                                 ---------       ---------
         TOTAL LIABILITIES                                                         277,950         251,845

Common stock subject to repurchase obligation in
  Employee Stock Ownership Plan, shares outstanding - 109,438 in 2000
  (130,502 in 1999)                                                                  1,478           3,990

Shareholders' equity
     Preferred stock, 100,000 shares authorized; none issued or outstanding
     Common stock, $2.50 par value:
         Authorized - 4,000,000 shares
         Issued - 1,940,502 shares in 2000 (1,969,259 in 1999)
         Outstanding - 1,831,064 shares in 2000 (1,838,757 in 1999)                  4,578           4,597
     Additional paid-in capital                                                     10,072           8,421
     Retained earnings                                                               9,964           7,949
     Accumulated other comprehensive income (loss)                                     185            (389)
     Unearned Employee Stock Ownership Plan shares                                    (588)           (588)
                                                                                 ---------       ---------
         TOTAL SHAREHOLDERS' EQUITY                                                 24,211          19,990
                                                                                 ---------       ---------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                  $ 303,639       $ 275,825
                                                                                 =========       =========



See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)



                                                                                            Accumulated
                                                                                               Other
                                                               Additional                     Compre-      Unearned
                                                  Common        Paid-In        Retained       hensive        ESOP
                                                  Stock         Capital        Earnings        Income        Shares       TOTAL
                                                 --------       --------       --------       --------     ---------     --------

BALANCE AT JANUARY 1, 1998                       $  4,432       $  1,914       $ 14,218       $     26     $             $ 20,590

Net income for 1998                                                               3,549                                     3,549
Cash dividends declared - $.60 per share                                         (1,262)                                   (1,262)
Common stock issued under dividend
  reinvestment plan (6,835 shares)                     18            233                                                      251
Common stock repurchased and
  retired (51,079 shares)                            (128)        (2,171)                                                  (2,299)
Transfer from retained earnings to
  additional paid-in capital                                       5,000         (5,000)
Change in common stock subject
  to repurchase                                       (17)        (1,113)                                                  (1,130)
Purchase of shares by ESOP
  (14,000 shares)                                                                                                (588)       (588)
Net change in unrealized gain on
  available for sale securities, net of tax                                                        234            234
                                                 --------       --------       --------       --------     ----------    --------

BALANCE AT DECEMBER 31, 1998                        4,305          3,863         11,505            260           (588)     19,345

Net income for 1999                                                               3,300                                     3,300
Cash dividends declared - $.68 per share                                         (1,373)                                   (1,373)
10% stock dividend issued (179,024
  shares)                                             447          5,036         (5,483)
Common stock repurchased and
  retired (82,442 shares)                            (206)        (2,466)                                                  (2,672)
Change in common stock subject
  to repurchase                                        51          1,988                                                    2,039
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                       (649)                      (649)
                                                 --------       --------       --------       --------     ----------    --------

BALANCE AT DECEMBER 31, 1999                        4,597          8,421          7,949           (389)          (588)     19,990

Net income for 2000                                                               3,375                                     3,375
Cash dividends declared - $.70 per share                                         (1,360)                                   (1,360)
Common stock repurchased and
  retired (28,757 shares)                             (72)          (808)                                                    (880)
Change in common stock subject
  to repurchase                                        53          2,459                                                    2,512
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                        574                        574
                                                 --------       --------       --------       --------     ----------    --------

BALANCE AT DECEMBER 31, 2000                     $  4,578       $ 10,072       $  9,964       $    185       $   (588)   $ 24,211
                                                 ========       ========       ========       ========       ========    ========

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

                                                                                 Year ended December 31,
                                                                            2000          1999            1998
                                                                          --------       --------       --------

Interest income:
     Loans, including fees                                                $ 20,102       $ 16,577       $ 15,781
     Securities:
         Taxable                                                             2,212          2,235          2,305
         Tax-exempt                                                            908          1,132          1,094
                                                                          --------       --------       --------
                                                                             3,120          3,367          3,399
     Other                                                                      23            107            266
                                                                          --------       --------       --------
         Total interest income                                              23,245         20,051         19,446
Interest expense:
     Deposits                                                                8,912          7,738          7,622
     Other                                                                   1,785            697            410
                                                                          --------       --------       --------
         Total interest expense                                             10,697          8,435          8,032
                                                                          --------       --------       --------
NET INTEREST INCOME                                                         12,548         11,616         11,414
Provision for loan losses                                                      700            852            600
                                                                          --------       --------       --------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                         11,848         10,764         10,814

Non-interest income:
     Service charges on deposit accounts                                     1,102          1,064            978
     Trust fees                                                                535            486            500
     Securities gains (losses)                                                  (3)
     Net gains on loan sales                                                   533            758          1,085
     Earnings on life insurance assets                                         247            208            220
     Other                                                                     614            509            413
                                                                          --------       --------       --------
                                                                             3,028          3,025          3,196
Non-interest expense:
     Salaries and employee benefits                                          4,803          4,569          4,528
     Occupancy                                                                 820            854            781
     Equipment                                                               1,040            979            872
     Printing, postage and supplies                                            409            385            466
     Advertising and marketing                                                 271            287            417
     Professional and outside services                                       1,032            428            326
     Other                                                                   1,947          1,982          1,886
                                                                          --------       --------       --------
                                                                            10,322          9,484          9,276
                                                                          --------       --------       --------
Income before income taxes                                                   4,554          4,305          4,734
Federal income taxes                                                         1,179          1,005          1,185
                                                                          --------       --------       --------
NET INCOME                                                                   3,375          3,300          3,549
Other comprehensive income:
     Unrealized gains (losses) on securities arising during the year           866         (1,599)           355
     Net cumulative effect of adopting new accounting principle                616
     Reclassification adjustment for accumulated losses
       included in net income                                                    3
     Tax effect                                                               (295)           334           (121)
                                                                          --------       --------       --------
     Other comprehensive income (loss)                                         574           (649)           234
                                                                          --------       --------       --------

COMPREHENSIVE INCOME                                                      $  3,949       $  2,651       $  3,783
                                                                          ========       ========       ========

BASIC AND DILUTED EARNINGS PER COMMON SHARE                               $   1.75       $   1.64       $   1.70
                                                                          ========       ========       ========

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)


                                                                          Year ended December 31,
                                                                    2000           1999           1998
                                                                  --------       --------       --------

OPERATING ACTIVITIES
     Net income                                                   $  3,375       $  3,300       $  3,549
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                     700            852            600
         Depreciation                                                  741            711            599
         Net amortization of investment securities                      45            206            182
         Net realized losses on sales of securities                      3
         Loans originated for sale                                 (18,805)       (27,348)       (34,550)
         Proceeds on loans sold                                     19,305         27,773         35,167
         Net gains on loan sales                                      (533)          (758)        (1,085)
         Net realized gain on disposal of fixed  assets                (25)
         Net change in:
              Accrued interest receivable                             (620)           (24)          (342)
              Other assets                                          (1,560)          (607)            60
              Accrued expenses and other liabilities                   (13)           481           (459)
                                                                  --------       --------       --------
         Net cash from operating activities                          2,613          4,586          3,721


INVESTING ACTIVITIES
     Net decrease in federal funds sold                              4,000            500
     Activity in available-for-sale securities:
         Sales                                                         997
         Maturities and calls                                       12,731         19,238          9,522
         Purchases                                                 (10,153)       (19,387)       (32,808)
     Activity in held-to-maturity securities:
         Maturities and calls                                       12,625          6,852
         Purchases                                                  (6,213)
     Increase in net cash surrender value of life insurance           (256)          (225)          (612)
     Loan originations and payments, net                           (21,737)       (30,481)        (4,531)
     Proceeds from sale of premises and equipment                      206
     Additions to premises and equipment                            (1,836)          (380)        (2,047)
                                                                  --------       --------       --------
         Net cash from investing activities                        (20,048)       (14,610)       (29,337)


FINANCING ACTIVITIES
     Net change in deposits                                         12,127            (58)        26,296
     Net increase in federal funds purchased                         4,000
     Proceeds from other borrowings                                 10,000         10,000          2,000
     Common stock issued                                               251
     Cash dividends paid                                            (1,369)        (1,428)        (1,252)
     Repurchase of common stock                                       (880)        (2,672)        (2,299)
                                                                  --------       --------       --------
         Net cash from financing activities                         23,878          5,842         24,996
                                                                  --------       --------       --------

NET CHANGE IN CASH AND CASH EQUIVALENTS                              6,443         (4,182)          (620)
Beginning cash and cash equivalents                                 12,046         16,228         16,848
                                                                  --------       --------       --------

ENDING CASH AND CASH EQUIVALENTS                                  $ 18,489       $ 12,046       $ 16,228
                                                                  ========       ========       ========

Transfers of securities from held to maturity
  to available for sale                                           $   --         $ 19,747       $   --
Cash paid for interest                                            $ 10,687       $  8,397       $  8,054

See accompanying notes to consolidated financial statements

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

NATURE OF OPERATIONS AND INDUSTRY SEGMENTS: Southern Michigan Bancorp, Inc. is a bank holding company. The Company's business is concentrated in the banking industry segment. The business of commercial and retail banking accounts for more than 90% of its revenues, operating income and assets. While the Company's chief decision makers monitor the revenue stream of various company products and services, operations are managed and financial performance is evaluated on a company-wide basis. Accordingly, all of the Company's banking operations are considered by management to be aggregated into one operating segment. The Bank offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southern Michigan communities in which the Bank is located and in areas immediately surrounding these communities. The Bank grants commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial real estate, and consumer assets. There are no foreign loans. SMB Mortgage Company was established in August 2000 as a wholly-owned subsidiary of the Bank. All residential real estate loans are transacted through this subsidiary. The majority of loans are secured by residential real estate.

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly owned subsidiary, Southern Michigan Bank & Trust (the Bank), after elimination of significant intercompany balances and transactions.

USE OF ESTIMATES: The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, deferred income tax provisions, fair values of certain securities and other financial instruments and the actuarial present value of pension benefit obligations, net periodic pension expense and accrued pension costs.

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

LOANS HELD FOR SALE: Loans held for sale are reported at the lower of cost or market value in the aggregate. Net unrealized losses are recorded in a valuation allowance by charges to income.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loans is necessarily subjective. Accordingly, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

GOODWILL AND CORE DEPOSIT INTANGIBLES: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is amortized on the straight-line method over 15 years. Identified intangibles represent the value of depositor relationships purchased and are amortized on accelerated methods over 10 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. Goodwill was $682,000 and $745,000 and core deposit intangibles were $320,000 and $376,000 at December 31, 2000 and 1999, respectively. These balances are included in other assets.

OTHER REAL ESTATE: Other real estate was $1,415,000 and $161,000 at December 31, 2000 and 1999 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value at the date of foreclosure, establishing a new cost basis by a charge to the allowance for loan losses. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of cost or fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates. The fair value estimates of existing on-and off- balance sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, real estate and installment loans to customers mainly in Southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 53% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 32% of the loan portfolio and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 15% of the loan portfolio and are primarily collateralized by consumer assets.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE SHEET RISK: Financial instruments include off-balance sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are such matters that will have a material effect on the consolidated financial statements at December 31, 2000 and 1999.

RECLASSIFICATIONS: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended is presented below:

                                                                   2000             1999              1998
                                                               -----------       -----------       -----------

BASIC EARNINGS PER COMMON SHARE

     Net income (in thousands)                                 $     3,375       $     3,300       $     3,549
                                                               ===========       ===========       ===========

     Weighted average common shares outstanding                  1,947,384         2,027,015         2,084,821

     Less:  Unallocated ESOP shares                                (15,400)          (15,400)           (2,566)
                                                               -----------       -----------       -----------

     Weighted average common shares outstanding for basic
       earnings per common share                                 1,931,984         2,011,615         2,082,255
                                                               ===========       ===========       ===========

     Basic earnings per common share                           $      1.75       $      1.64       $      1.70
                                                               ===========       ===========       ===========


DILUTED EARNINGS PER COMMON SHARE

     Net income (in thousands)                                 $     3,375       $     3,300       $     3,549
                                                               ===========       ===========       ===========

     Weighted average common and dilutive
       potential common shares outstanding                       1,931,984         2,011,615         2,082,255
                                                               ===========       ===========       ===========

     Diluted earnings per common share                         $      1.75       $      1.64       $      1.70
                                                               ===========       ===========       ===========



NOTE C - SECURITIES

Year end investment securities were as follows (in thousands):

                                                         GROSS        GROSS
                                          AMORTIZED    UNREALIZED   UNREALIZED       FAIR
AVAILABLE FOR SALE, 2000                    COST         GAINS        LOSSES         VALUE
                                           -------      -------       -------       -------

U.S. Treasury and Government agencies      $19,023      $   160       $   (20)      $19,163
States and political subdivisions           22,575          176           (14)       22,737
Corporate securities                         6,031          102           (79)        6,054
Mortgage-backed securities                   2,283          (45)        2,238
                                           -------      -------       -------       -------
Total debt securities                       49,912          438          (158)       50,192
Equity securities                            1,283        1,283
                                           -------      -------       -------       -------
TOTAL                                      $51,195      $   438       $  (158)      $51,475
                                           =======      =======       =======       =======

There were no securities held to maturity as of December 31, 2000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE C - SECURITIES (CONTINUED)

                                                         GROSS        GROSS
                                          AMORTIZED     UNREALIZED  UNREALIZED       FAIR
AVAILABLE FOR SALE, 1999                    COST         GAINS        LOSSES         VALUE
                                           -------      -------       -------       -------

U.S. Treasury and Government agencies      $15,885      $             $  (344)      $15,541
States and political subdivisions           28,529          106          (224)       28,411
Corporate securities                         6,203            1           (32)        6,172
Mortgage-backed securities                   3,278          (96)        3,182
                                           -------      -------       -------       -------
Total debt securities                       53,895          107          (696)       53,306
Equity securities                              923          923
                                           -------      -------       -------       -------
Total                                      $54,818      $   107       $  (696)      $54,229
                                           =======      =======       =======       =======

There were no securities held to maturity as of December 31, 1999.

Sales of available for sale securities were (in thousands):

                          2000        1999       1998
                         -----       -----      -----
    Proceeds             $ 997       $   0      $   0
    Gross gains              1           0          0
    Gross losses            (4)          0          0

    Contractual maturities of debt securities at year-end 2000 were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                   AMORTIZED      FAIR
                                     COST         VALUE
                                    -------      -------

    Due in one year or less         $ 8,398      $ 8,400
    Due from one to five years       32,342       32,582
    Due from five to ten years        4,335        4,399
    Due after ten years               2,554        2,573
    Mortgage-backed securities        2,283        2,238
                                    -------      -------
                                    $49,912      $50,192
                                    =======      =======

         Securities with a carrying value of $20,407,000 and $17,750,000 as of December 31, 2000 and 1999, respectively, were pledged to secure FHLB borrowings. Securities with an amortized cost of $2,340,000 and $2,911,000 were pledged as collateral for public deposits and for other purposes in 2000 and 1999.

         Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2000 and 1999, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $11,079,000 and $13,114,000 with an estimated market value of $11,511,000 and $13,132,000, respectively.


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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE D - LOANS

Loans at year-end were as follows (in thousands):

                                                                                     2000           1999
                                                                                  ---------       ---------

    Commercial                                                                    $ 112,748       $  96,758
    Consumer                                                                         31,411          33,190
    Real estate mortgage                                                             69,222          62,432

    Loans held for sale, net of valuation allowance of $-0- in 2000 and 1999          1,024             991
                                                                                  ---------       ---------
                                                                                    214,405         193,371
    Less allowance for loan losses                                                   (2,096)         (2,132)
                                                                                  ---------       ---------
    LOANS, NET                                                                    $ 212,309       $ 191,239
                                                                                  =========       =========

         Certain directors and executive officers of the Company and the Bank, including their associates and companies in which they are principal owners, were loan customers of the Bank. The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates.


                                 2000          1999
                                -------       -------

    Balance at January 1        $ 4,502       $ 3,923
    New loans                     5,807         6,222
    Repayments                   (5,766)       (5,487)
    Other changes, net             (430)         (156)
                                -------       -------
    BALANCE AT DECEMBER 31      $ 4,113       $ 4,502
                                =======       =======

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $72,920,000 and $69,880,000 at December 31, 2000 and 1999, respectively.

Activity for capitalized mortgage servicing rights was as follows (in thousands):


                                2000        1999        1998
                                -----       -----       -----

    Balance at January 1        $ 796       $ 595       $ 327
    Additions                     184         377         468
    Amortized to expense         (200)       (176)       (200)
                                -----       -----       -----
    BALANCE AT DECEMBER 31      $ 780       $ 796       $ 595
                                =====       =====       =====

     No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2000 or 1999.




NOTE E - ALLOWANCES FOR LOAN LOSSES

         Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):


                                      2000          1999          1998
                                   -------       -------       -------

    Balance at January 1           $ 2,132       $ 2,026       $ 1,863
    Provision for loan losses          700           852           600
    Loans charged off                 (942)       (1,050)         (579)
    Recoveries                         206           304           142
                                   -------       -------       -------
    Net charge-offs                   (736)         (746)         (437)
                                   -------       -------       -------

    BALANCE AT DECEMBER 31         $ 2,096       $ 2,132       $ 2,026
                                   =======       =======       =======

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE E - ALLOWANCES FOR LOAN LOSSES (CONTINUED)



                                                                              2000        1999
                                                                             ------      ------
    Information regarding impaired loans follows:

             Year end loans with allowance for loan losses allocated         $2,312      $1,543
             Year end loans with no allowance for loan losses allocated         421         700
                                                                             ------      ------

             Total impaired loans                                            $2,733      $2,243
                                                                             ======      ======

             Amount of allowance allocated to these loans                    $  850      $  275


                                                                2000        1999        1998
                                                               ------      ------      ------

    Average balance of impaired loans during the year          $3,121      $2,415      $1,566

    Cash basis interest income recognized during the year      $  275      $  191      $   73

    Interest income recognized during the year                 $  257      $  200      $  102



NOTE F - PREMISES AND EQUIPMENT

         Premises and equipment consist of (in thousands):

                                         2000          1999
                                       --------      --------

    Land                               $    786      $    786
    Buildings and improvements            8,782         7,685
    Equipment                             3,959         3,442
                                       --------      --------
                                         13,527        11,913
    Less accumulated depreciation         5,908        (5,208)
                                       --------      --------
    TOTALS                             $  7,619      $  6,705
                                       ========      ========

         Depreciation and amortization expense charged to operations was approximately $741,000, $711,000 and $599,000 in 2000, 1999 and 1998,
respectively.



NOTE G - DEPOSITS

         The carrying amount of domestic deposits at year-end follows (in thousands):

                                         2000          1999
                                       --------      --------

    Non-interest bearing checking      $ 37,677      $ 33,124
    Interest bearing checking            39,222        38,927
    Passbook savings                     29,799        30,793
    Money market accounts                46,253        43,571
    Time deposits                        90,289        84,774
    Other deposits                        2,190         2,114
                                       --------      --------
    TOTALS                             $245,430      $233,303
                                       ========      ========

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - DEPOSITS (CONTINUED)

The carrying amount of time deposits over $100,000 was $29,512,000 and $24,340,000 at December 31, 2000 and 1999, respectively. Interest expense on time deposits over $100,000 was $1,482,000, $1,263,000 and $1,145,000 for the
years ended December 31, 2000, 1999 and 1998, respectively.

At year-end, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

         2001                         $    66,928
         2002                              13,741
         2003                               6,881
         2004                               2,739
         2005                                  --
                                      -----------
         TOTALS                       $    90,289
                                      ===========

         Related party deposits were $1,934,000 and $2,061,000 at December 31, 2000 and 1999, respectively.



NOTE H - OTHER BORROWINGS

Other borrowings represents putable advances obtained by the Bank from the Federal Home Loan Bank (FHLB) of Indianapolis. The advances have fixed interest rates ranging from 5.71% to 6.89% until the stated call dates ranging from February 20, 2001 to July 5, 2005. On the stated call dates, the FHLB will have the option to convert the advances to a periodic adjustable rate and will continue to have this option quarterly thereafter. The advances may not be prepaid by the Bank prior to the FHLB exercising its option to convert the advances to an adjustable rate. The advances are secured by a blanket collateral agreement with the FHLB which gives the FHLB an unperfected security interest in the Bank's one-to-four family mortgage loans, U.S. Treasury and Government agencies, and highly rated private mortgage-backed securities. Eligible FHLB collateral at December 31, 2000 and 1999 was approximately $73,000,000 and $67,000,000.

At year-end 2000, scheduled principal reductions on these advances were as follows for the years ending December 31 (in thousands):

     2001                         $    --
     2002                           3,000
     2003                           2,000
     2004                          10,000
     2005                          10,000
    Thereafter                         --
                                  -------
    TOTAL FHLB ADVANCES           $25,000
                                  =======



NOTE I - INCOME TAXES

         Income tax expense consists of:

                   2000         1999          1998
                  -------      -------       -------

    Current       $ 1,100      $ 1,021       $ 1,226
    Deferred           79          (16)          (41)
                  -------      -------       -------
    TOTALS        $ 1,179      $ 1,005       $ 1,185
                  =======      =======       =======

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE I - INCOME TAXES (CONTINUED)
         Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):


                                                                       2000           1999           1998
                                                                      -------        -------        -------

Statutory rates                                                       $ 1,548        $ 1,464        $ 1,610
Tax-exempt interest income                                               (288)          (358)          (350)
Increase in net cash surrender value of life insurance policies           (87)           (77)           (82)
Other items, net                                                            6            (24)             7
                                                                      -------        -------        -------
TOTALS                                                                $ 1,179        $ 1,005        $ 1,185
                                                                      =======        =======        =======

         Year-end deferred tax assets and liabilities consist of (in thousands):


                                                                    2000         1999
                                                                   ------       ------
Deferred tax assets:
Net unrealized depreciation on available for sale securities       $   --       $  200
Allowance for loan losses                                             484          497
Deferred compensation liability                                       499          502
Pension liability                                                      90           99
Other                                                                 144          185
                                                                   ------       ------
Totals                                                              1,217        1,483

Deferred tax liabilities:
Net unrealized appreciation on available for sale securities           95
Mortgage servicing rights                                             265          271
Other                                                                  60           41
                                                                   ------       ------
Totals                                                                420          312
                                                                   ------       ------
NET DEFERRED TAX ASSET                                             $  797       $1,171
                                                                   ======       ======

         The Company made income tax payments of $965,000 in 2000, $1,160,000 in 1999 and $1,165,000 in 1998. An allowance against the net deferred tax asset was not considered necessary at December 31, 2000 or 1999.



NOTE J - BENEFIT PLANS

The defined benefit pension plan covers substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as may be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets held by the plan primarily include corporate and foreign bonds and common equity securities.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - BENEFIT PLANS (CONTINUED)

Information about the pension plan was as follows (in thousands):

                                               2000           1999
                                              -------        -------
Change in benefit obligation:
     Beginning benefit obligation             $(1,415)       $(2,326)
     Service cost                                (113)          (133)
     Interest cost                                (99)          (134)
     Actuarial (gain) loss                       (122)           511
     Benefits paid                                239            667
                                              -------        -------
     Ending benefit obligation                $(1,510)       $(1,415)
                                              =======        =======

Change in plan assets, at fair value:
     Beginning plan assets                    $ 1,772        $ 2,266
     Actual return                                (86)           144
     Employer contribution                         80             29
     Benefits paid                               (239)          (667)
                                              -------        -------
     Ending plan assets                       $ 1,527        $ 1,772
                                              =======        =======

Net amount recognized:
     Funded status                            $    17        $   357
     Unrecognized net actuarial gain             (273)          (650)
     Unrecognized transition obligation             9             13
     Unrecognized prior service cost               25             37
                                              -------        -------
     Accrued pension cost                     $  (222)       $  (243)
                                              =======        =======

         The components of pension expense and related actuarial assumptions were as follows:


                                                        2000          1999          1998
                                                        -----         -----         -----
Components of net periodic benefit cost:
     Service cost                                       $ 113         $ 133         $ 140
     Interest cost                                         99           134           115
     Expected return on plan assets                      (137)         (153)         (345)
     Net amortization and deferral                         (6)           16           188
                                                        -----         -----         -----
     Net periodic benefit cost                          $  69         $ 130         $  98
                                                        =====         =====         =====

Discount rate on benefit obligation                       7.0%          7.0%          7.0%
Long-term expected rate of return on plan assets          8.0%          8.0%          8.0%
Rate of compensation increase                             3.0%          3.0%          3.0%

The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan sponsor. Costs charged to operations for contributions to the plan totaled $73,000, $78,000 and $90,000 in 2000, 1999 and 1998. During 1999, the Company amended its ESOP plan to adopt 401(k) provisions allowing for employee salary deferrals to purchase either Company stock or mutual funds. Company matching is provided in Company stock. Substantially all employees have converted their ESOP accounts to the amended plan.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - BENEFIT PLANS (CONTINUED)

Shares held by the ESOP at year-end are as follows:

                              2000          1999
                             -------       -------

    Allocated shares         109,438       130,502
    Unallocated shares        15,400        15,400
                             -------       -------

    TOTAL ESOP SHARES        124,838       145,902
                             =======       =======


The fair value of the allocated shares held by the ESOP is approximately $1,478,000 and $3,990,000 at December 31, 2000 and 1999, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity.

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense was $216,000, $218,000 and $229,000 in 2000, 1999 and 1998. The liability for vested benefits was $1,467,000 and $1,476,000 at December 31, 2000 and 1999, respectively.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan total 110,000. Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors. The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine. No options were granted in 2000.



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

At December 31, 2000 and 1999, respectively, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $147,000 and $414,000.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2000 and 1999, respectively, commitments under outstanding standby letters of credit were $480,000 and $626,000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE K - COMMITMENTS (CONTINUED)

Loan commitments outstanding to extend credit are detailed below (in thousands):


                         2000          1999
                        -------       -------

    Fixed rate          $ 2,963       $ 4,570
    Variable rate        35,093        33,379
                        -------       -------
    TOTALS              $38,056       $37,949
                        =======       =======

The fixed rate commitments have stated interest rates ranging from 8.0% to 17.0%. The terms of the above commitments range from 1 to 60 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

At December 31, 2000, the Company had line of credit agreements with LaSalle Bank and Fifth Third Bank for $8,000,000 and $750,000, respectively. The balances on these lines were $0 at December 31, 2000. The line of credit at LaSalle Bank is secured by Bank stock.

At December 31, 2000, the Bank had line of credit agreements with Fifth Third Bank, Bank One and Federal Home Loan Bank for $5,500,000, $7,000,000 and $4,000,000, respectively. The balances on these lines were $0 at December 31, 2000.



NOTE L - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

         Banking laws and regulations restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. At December 31, 2000, approximately $5,028,000 of the subsidiaries' retained earnings is available for transfer in the form of dividends without prior regulatory approval.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE M - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL
         INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):


Balance Sheets                                                  December 31,
                                                             2000          1999
                                                            -------       -------
ASSETS
Cash                                                        $     1       $    97
Securities available for sale                                 2,944         3,273
Investment in subsidiary                                     22,243        19,695
Premises and equipment                                        1,109         1,196
Other                                                           295           704
                                                            -------       -------
TOTAL ASSETS                                                $26,592       $24,965
                                                            =======       =======


LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                           $   331       $   340
Other liabilities                                               572           645
Common stock subject to repurchase obligation in ESOP         1,478         3,990
Shareholders' equity                                         24,211        19,990
                                                            -------       -------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                  $26,592       $24,965
                                                            =======       =======


Statements of Income                                                    Year ended December 31,
                                                                  2000           1999           1998
                                                                 -------        -------        -------

Dividends from Bank                                              $ 1,415        $ 3,718        $ 3,620
Interest income                                                      151            154            167
Other income                                                         249            269            226
Other expenses                                                      (500)           (98)           (33)
                                                                 -------        -------        -------
                                                                   1,315          4,043          3,980
Federal income tax (expense) benefit                                  71            (35)           (85)
                                                                 -------        -------        -------
                                                                   1,386          4,008          3,895
Equity in undistributed (excess) distributed net income of
  subsidiary                                                       1,989           (708)          (346)
                                                                 -------        -------        -------
NET INCOME                                                         3,375          3,300          3,549

Net change in unrealized gains (losses) on securities
  available for sale                                                 574           (649)           234
                                                                 -------        -------        -------
Other comprehensive income                                           574           (649)           234
                                                                 -------        -------        -------
COMPREHENSIVE INCOME                                             $ 3,949        $ 2,651        $ 3,783
                                                                 =======        =======        =======


Statements of Cash Flows                                                    Year ended December 31,
                                                                       2000           1999          1998
                                                                      -------        -------       -------

OPERATING ACTIVITIES
Net income                                                            $ 3,375        $ 3,300       $ 3,549
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in (undistributed)/excess distributed net income of
       subsidiary                                                      (1,989)           708           346
     Depreciation                                                          34             35            31
     Net amortization of investment securities                             22             25            16
     Net realized gain on disposal of fixed assets                       (150)
     Other                                                                329             54          (253)
                                                                      -------        -------       -------
Net cash from operating activities                                      1,621          4,122         3,689


SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE M - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL
  INFORMATION (CONTINUED)


Statements of Cash Flows (continued)                                Year ended December 31,
                                                              2000           1999           1998
                                                             -------        -------        -------

INVESTING ACTIVITIES
Activity in available for sale investment securities:
     Proceeds from sales of investment securities                799
     Maturities and calls                                        516            776          1,977
     Purchases                                                  (986)          (717)        (2,059)
Activity in held to maturity investment securities:
     Maturities and calls                                                                     (250)
Proceeds from sale of premises and equipment                     204
Additions to premises and equipment                               (1)                          (60)
                                                             -------        -------        -------
Net cash from investing activities                               532             59           (392)


FINANCING ACTIVITIES
Common stock
issued                                                                                         251
Cash dividends paid                                           (1,369)        (1,428)        (1,252)
Repurchase of common stock                                      (880)        (2,672)        (2,299)
                                                             -------        -------        -------
Net cash from financing activities                            (2,249)        (4,100)        (3,300)
                                                             -------        -------        -------


NET CHANGE IN CASH AND CASH EQUIVALENTS                          (96)            81             (3)
Beginning cash and cash equivalents                               97             16             19
                                                             -------        -------        -------

ENDING CASH AND CASH EQUIVALENTS                             $     1        $    97        $    16
                                                             =======        =======        =======

Transfers of securities held to maturity to securities
  available for sale                                         $    --        $   250        $    --



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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE N - FAIR VALUE INFORMATION (CONTINUED)

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

         While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2000 and 1999, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2000 and 1999 should not necessarily be considered to apply at subsequent dates.

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

         The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):

                                                       2000                               1999
                                            ---------------------------        ---------------------------
                                              CARRYING         FAIR              Carrying         Fair
                                               AMOUNT          VALUE              Amount          Value
                                            -----------     -----------        -----------     -----------
Financial assets:
Cash and cash equivalents                   $    18,489     $    18,489        $    12,046     $    12,046
Securities available for sale                    51,475          51,475             54,229          54,229
Loans                                           212,309         208,191            191,239         190,293

Financial liabilities:
Deposits                                    $  (245,430)    $  (245,268)       $  (233,303)    $  (233,285)
Federal funds purchased                          (4,000)         (4,000)
Other borrowings                                (25,000)        (25,067)           (15,000)        (15,000)

Unrecognized financial instruments:
Commercial letters of credit                                $        (3)                       $        (8)
Standby letters of credit                                           (10)                               (13)


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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)



NOTE O - REGULATORY MATTERS (CONTINUED)

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

At year end, actual capital levels (in thousands) and minimum required levels were:

                                                                                                  MINIMUM REQUIRED
                                                                                                       TO BE
                                                                         MINIMUM REQUIRED         WELL CAPITALIZED
                                                                            FOR CAPITAL        UNDER PROMPT CORRECTIVE
                                                    ACTUAL              ADEQUACY  PURPOSES       ACTION REGULATIONS
                                             -------------------       --------------------      -------------------
                                             AMOUNT        RATIO       AMOUNT         RATIO      AMOUNT        RATIO
                                             -------       -----       -------        -----      -------       -----
2000
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)

  Consolidated                               $26,520       11.6%       $18,369        8.0%       $22,962       10.0%

  Bank                                        23,087       10.2         18,059        8.0         22,574       10.0
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)

  Consolidated                                24,424       10.6          9,185        4.0         13,777        6.0

  Bank                                        20,991        9.3          9,030        4.0         13,544        6.0
TIER 1 CAPITAL (TO AVERAGE ASSETS)

  Consolidated                                24,424        8.1         12,052        4.0         15,065        5.0

  Bank                                        20,991        7.1         11,898        4.0         14,873        5.0

1999
Total capital (to risk weighted assets)

  CONSOLIDATED                               $25,300       12.0%       $16,869        8.0%       $21,086       10.0%
  Bank                                        20,425        9.8         16,673        8.0         20,842       10.0
Tier 1 capital (to risk weighted assets)

  CONSOLIDATED                                23,168       11.0          8,435        4.0         12,652        6.0

  BANK                                        18,293        8.8          8,337        4.0         12,505        6.0
Tier 1 capital (to average assets)

  CONSOLIDATED                                23,168        8.4         11,037        4.0         13,797        5.0

  BANK                                        18,293        6.7         10,917        4.0         13,646        5.0

The Company, at year-end 2000 and 1999, was categorized as well capitalized. The Bank at year-end 2000 was categorized as well capitalized. The Bank for 1999 was categorized as adequately capitalized.



NOTE P - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                INTEREST       NET INTEREST       NET                EARNINGS PER SHARE
                                 INCOME          INCOME          INCOME          BASIC         FULLY DILUTED
                                --------       ------------      -------        --------       -------------
2000
     FIRST QUARTER              $  5,434        $   3,088        $   757        $    .39        $    .39
     SECOND QUARTER                5,697            3,175            901             .47             .47
     THIRD QUARTER                 6,086            3,140            781             .40             .40
     FOURTH QUARTER                6,028            3,145            936             .49             .49

1999
     First Quarter              $  4,759        $   2,722        $   781        $    .38        $    .38
     Second Quarter                4,821            2,806            969             .48             .48
     Third Quarter                 5,129            3,007            738             .37             .37
     Fourth  Quarter               5,342            3,081            812             .41             .41

SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                 SOUTHERN MICHIGAN BANCORP, INC.

Dated:      March 27, 2001
                                 By:      /s/  James T. Grohalski
                                          -------------------------------------
                                          James T. Grohalski
                                 Its:     President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ James P. Briskey                                 /s/ Thomas E. Kolassa
--------------------------------------------         -----------------------------------------------------

James P. Briskey, Director                           Thomas E. Kolassa, Director


/s/ H. Kenneth Cole                                  /s/ James J. Morrison
--------------------------------------------         -----------------------------------------------------

H. Kenneth Cole, Director                            James J. Morrison, Director


/s/ William E. Galliers                              /s/ Jane L. Randall
--------------------------------------------         -----------------------------------------------------

William E. Galliers, Director                        Jane L. Randall, Director


/s/ James T. Grohalski                               /s/ Freeman E. Riddle
--------------------------------------------         -----------------------------------------------------

James T. Grohalski, President, Chief                 Freeman E. Riddle, Director
Executive Officer and Director
(Principal Financial & Accounting Officer)


/s/ Nolan E. Hooker                                  /s/ Gregory J. Hull
--------------------------------------------         -----------------------------------------------------
Nolan E. Hooker, Director                            Gregory J. Hull, Director

                                                     Dated: March 27, 2001


                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2000






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

        Exhibit 10(b) Southern Michigan Bancorp, Inc. 2000 Stock Option Plan is incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999.

        Exhibit 10(c) Employment Agreement dated January 23, 2001 by and between the Bank and the Company and James T. Grohalski.

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