Form 10-Q
period 2001-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2001-05-14
CIK 703699

                              -------------------

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2001    Commission file number 2-78178
                      --------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

          Michigan                                         38-2407501
--------------------------------------------------------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
 incorporation or organization)                               Number)

51 West Pearl Street, Coldwater, Michigan                     49036
--------------------------------------------------------------------------------
(Address of principal executive offices)                    (Zip Code)

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

Common Stock, $2.50 Par Value - 1,940,469 shares at April 30, 2001 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC  AND SUBSIDIARY

                                                                                     March 31           December 31
                                                                                       2001                 2000
                                                                                 -----------------------------------
                                                                                   (Unaudited)               (A)
                                                                                              (In thousands)
ASSETS
     Cash and due from banks                                                     $        20,013       $     18,489
     Securities available for sale                                                        54,340             51,475
     Loans, net of allowance for loan losses of $1,523 (2000 - $2,096)                   206,146            212,309
     Federal funds loaned                                                                    500                  -
     Premises and equipment                                                                8,503              7,619
     Other assets                                                                         12,583             13,747
                                                                                 -----------------------------------
                                 TOTAL ASSETS                                    $       302,085       $    303,639
                                                                                 ===================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                   $        35,995       $     37,677
          Interest bearing                                                               213,485            207,753
                                                                                 -----------------------------------
                                                                                         249,480            245,430
     Federal funds purchased                                                                   -              4,000
     Accounts payable and other liabilities                                                3,088              3,520
    Other long-term borrowings                                                            23,000             25,000
                                                                                 -----------------------------------
                                 TOTAL LIABILITIES                                       275,568            277,950
    Common stock subject to repurchase obligation in ESOP                                  1,732              1,478
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,940,469 shares (2000 - 1,940,502)
                 Outstanding--1,828,728 shares (2000 - 1,831,064)                          4,572              4,578
          Capital surplus                                                                  9,823             10,072
          Retained earnings                                                               10,348              9,964
          Net unrealized appreciation on available for sale securities                       630                185
          Unearned Employee Stock Ownership Plan shares                                     (588)              (588)
                                                                                 -----------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                               24,785             24,211
                                                                                 -----------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                       $       302,085       $    303,639
                                                                                 ===================================

(A) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                                Three Months Ended
                                                                                                      March 31
                                                                                             2001                  2000
                                                                                      --------------------------------------
                                                                                               (In thousands, except
                                                                                                 per share amounts)
Interest income:
     Loans, including fees                                                            $            4,933      $       4,649
     Securities:
         Taxable                                                                                     569                544
         Tax exempt                                                                                  202                239
     Other                                                                                            34                  2
                                                                                      --------------------------------------
                 Total interest income                                                             5,738              5,434
Interest expense:
     Deposits                                                                                      2,309              2,034
     Other                                                                                           455                312
                                                                                      --------------------------------------
                 Total interest expense                                                            2,764              2,346
                                                                                      --------------------------------------
                                 NET INTEREST INCOME                                               2,974              3,088
Provision for loan losses                                                                            375                150
                                                                                      --------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                                         2,599              2,938
Non-interest income:
     Service charges on deposit accounts                                                             260                264
     Trust fees                                                                                      143                134
     Gain on sales of securities                                                                       6                  1
     Gain on sales of loans                                                                          204                101
     Earnings on life insurance policies                                                              53                 45
     Other                                                                                           196                149
                                                                                      --------------------------------------
                                                                                                     862                694
                                                                                      --------------------------------------
                                                                                                   3,461              3,632
Non-interest expense:
     Salaries and benefits                                                                         1,303              1,260
     Occupancy                                                                                       220                218
     Equipment                                                                                       263                257
     Other                                                                                           777                871
                                                                                      --------------------------------------
                                                                                                   2,563              2,606
                                                                                      --------------------------------------
INCOME BEFORE INCOME TAXES                                                                           898              1,026
Federal income taxes                                                                                 224                269
                                                                                      --------------------------------------
NET INCOME                                                                                           674                757
Other comprehensive income/(loss), net of tax:                                                       445               (150)
                                                                                      --------------------------------------
COMPREHENSIVE INCOME                                                                  $            1,119      $         607
                                                                                      ======================================

Basic and Diluted Earnings Per Share                                                                0.35               0.39
                                                                                      ======================================
Dividends Declared Per Share                                                                        0.15               0.19
                                                                                      ======================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                             Three Months Ended
                                                                                                  March 31
                                                                                           2001               2000
                                                                                        -----------------------------
                                                                                               (In thousands)
OPERATING ACTIVITIES

     Net income                                                                         $    674            $    757
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                   375                 150
                 Provision for depreciation                                                  178                 166
                 Net realized gain on sales of securities                                     (6)
                 Net change in:
                   Other assets                                                              934                 279
                   Accrued expenses and other liabilities                                   (392)               (323)
                                                                                        -----------------------------
                   Net cash provided by operating activities                               1,763               1,029


INVESTING ACTIVITIES

     Proceeds from sales of securities                                                     2,125                --
     Proceeds from maturity of securities                                                  5,732               2,810
     Purchases of securities                                                             (10,041)             (2,000)
     Increase in federal funds sold                                                         (500)               --
     Net (increase) decrease in loans                                                      5,788              (7,821)
     Net increase in premises and equipment                                               (1,062)               (216)
                                                                                        -----------------------------
                   Net cash provided by (used in) investing activities                     2,042              (7,227)


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                   4,050              (1,777)
     Increase (decrease) in federal funds purchased                                       (4,000)              9,740
     Decrease in long term borrowings                                                     (2,000)
     Common stock repurchased and retired                                                     (1)               (332)
     Cash dividends                                                                         (330)               (341)
                                                                                        -----------------------------
                   Net cash provided by (used in) financing activities                    (2,281)              7,290
                                                                                        -----------------------------
Increase in cash and cash equivalents                                                      1,524               1,092
Cash and cash equivalents at beginning of period                                          18,489              12,046
                                                                                        -----------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                             $ 20,013            $ 13,138
                                                                                        =============================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
       (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 2001


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2000.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per share are restated for all stock splits and dividends through the date of issue of the financial statements. The weighted average common shares outstanding for the quarters ended March 31, 2001 and 2000 were 1,925,094 and 1,946,047 respectively.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Total deposits increased by 1.7% during the first quarter of 2001. The Company has traditionally experienced a decline in deposits in the first quarter of the year, however, with the stock market decline, the Company has experienced an influx of money into the certificate of deposit portfolio.

Loans have decreased by 2.9% in the first three months of 2001. The decrease has occurred in the consumer and real estate mortgage portfolios. The largest decrease occurred in the real estate mortgage portfolio. Due to lower interest rates, many existing customers have rewritten their adjustable rate loans into fixed rate loans which were then sold to the secondary market. There were $228,000 in loans held for sale as of March 31, 2001.

Investment securities increased by 5.6% during the first quarter of 2001. Funds received from increased deposits were used to purchase additional securities.

There were no significant fixed asset commitments as of March 31, 2001.

On April 17, 2001, 10,191 options to purchase shares of stock were granted by the Board of Directors under the 2000 Stock Option plan.

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

The following table summarizes the Company's capital ratios as of March 31, 2001:

                  Tier 1 risk-based capital ratio             11.12%
                  Total risk-based capital ratio              11.80%
                  Leverage ratio                               8.31%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income declined by $114,000 for the three month period ended March 31, 2001 compared to the same period in 2000. This decrease is the result of a slight decrease in the Company's margin due to competitive pressures on loan rates and higher costs associated with cost of funds, such as interest bearing deposits and FHLB borrowings.

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

The first quarter 2001 provision for loan losses was $225,000 higher than 2000 levels. The increase was the result of the charge-off of one commercial loan of $673,000 for which $526,000 had previously been reserved in the allowance for loan loss. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable loan losses in the loan portfolio as of March 31, 2001.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, gain on sale of loans, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $168,000 during the first quarter of 2001 compared to the same period in 2000. The increase was primarily due to gains recognized on the sale of real estate mortgage loans to the secondary market. In order to reduce the risk associated with changing interest rates, the Company regularly sells fixed rate real estate mortgage loans on the secondary market.

The Company recognizes a profit at the time of sale. During a period of relatively low interest rates, the Company has generated large volumes of fixed rate mortgage loans.

Non-interest Expense

Non-interest expenses decreased by $43,000 for the three month period ended March 31, 2001 compared to the same period in 2000, reflecting management's continued efforts toward improving operating efficiencies.


ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and to a lesser extent, liquidity risk. Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value, however, excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to the Company's safety and soundness.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first quarter of 2001.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a. Form 8-K was filed during the first quarter of 2001 announcing the Registrant's adoption of a Stock Repurchase Program.

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

                                                 Southern Michigan Bancorp, Inc.
                                                 -------------------------------
                                                          (Registrant)


MAY 12, 2001                                                  JAMES T. GROHALSKI
--------------------------------------------------------------------------------
Date                                               James T. Grohalski, President
                                                   and Chief Executive Officer
                                                  (Principal Financial and
                                                           Accounting Officer)