Form 10-Q
period 2001-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2001-08-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


       For the quarter ended June 30, 2001 Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,940,184 shares at July 31, 2001 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.  AND SUBSIDIARY

                                                                                              June 30,       December 31,
                                                                                                2001              2000
                                                                                     ------------------------------------
                                                                                            (Unaudited)           (A)
                                                                                                (In thousands)
ASSETS
     Cash and due from banks                                                                 $  22,816         $  18,489
     Securities available for sale                                                              52,145            51,475
     Loans, net of allowance for loan losses of $1,841 (2000 - $2,096)                         202,471           212,309
     Premises and equipment                                                                      8,315             7,619
     Other assets                                                                               12,394            13,747
                                                                                     ------------------------------------
          TOTAL ASSETS                                                                       $ 298,141         $ 303,639
                                                                                     ------------------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                               $  37,055         $  37,677
          Interest bearing                                                                     207,994           207,753
                                                                                     ------------------------------------
                                                                                               245,049           245,430
     Federal funds purchased                                                                         -             4,000
     Accounts payable and other liabilities                                                      3,201             3,520
    Other long-term borrowings                                                                  23,000            25,000
                                                                                     ------------------------------------
                                                                                               271,250           277,950
    Common stock subject to repurchase obligation in ESOP                                        1,768             1,478
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,940,184 shares (2000 - 1,940,502)
                 Outstanding--1,826,315 shares (2000 -1,831,064)                                 4,566             4,578
          Capital surplus                                                                        9,787            10,072
          Retained earnings                                                                     10,712             9,964
          Accumulated other comprehensive income                                                   646               185
          Unearned Employee Stock Ownership Plan shares                                           (588)             (588)
                                                                                     ------------------------------------
                                                                                                25,123            24,211
                                                                                     ------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                   $ 298,141         $ 303,639
                                                                                     ------------------------------------


(A) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                               Three Months Ended          Six Months Ended
                                                                                      June 30,                      June 30,
                                                                              2001              2000           2001          2000
                                                                              (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                                 $ 4,669           $ 4,998        $ 9,602       $ 9,647
     Securities:
         Taxable                                                               643               465          1,212         1,009
         Tax - exempt                                                          194               234            396           473
     Other                                                                       2                 -             36             2
                                                                      ------------------------------------------------------------
          Total interest income                                              5,508             5,697         11,246        11,131
Interest expense:
     Deposits                                                                2,175             2,123          4,484         4,157
     Other                                                                     429               399            884           711
                                                                      ------------------------------------------------------------
          Total interest expense                                             2,604             2,522          5,368         4,868
                                                                      ------------------------------------------------------------
          NET INTEREST INCOME                                                2,904             3,175          5,878         6,263
Provision for loan losses                                                      225               150            600           300
                                                                      ------------------------------------------------------------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                                          2,679             3,025          5,278         5,963
Non-interest income:
     Service charges on deposit accounts                                       263               285            523           549
     Trust fees                                                                128               123            271           257
     Gains on sales of securities, net                                          27                (4)            33            (3)
     Gains on sales of loans, net                                              290               149            494           250
     Earnings on life insurance policies                                        54                51            107            96
     Other                                                                      74               162            270           311
                                                                      ------------------------------------------------------------
                                                                               836               766          1,698         1,460
                                                                      ------------------------------------------------------------
                                                                             3,515             3,791          6,976         7,423
Non-interest expenses:
     Salaries and benefits                                                   1,257             1,206          2,560         2,466
     Occupancy                                                                 199               193            419           411
     Equipment                                                                 308               244            571           501
     Other                                                                     874               903          1,651         1,774
                                                                      ------------------------------------------------------------
                                                                             2,638             2,546          5,201         5,152
                                                                      ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                                     877             1,245          1,775         2,271
Federal income taxes                                                           221               344            445           613
                                                                      ------------------------------------------------------------
NET INCOME                                                                     656               901          1,330         1,658
Other comprehensive income, net of tax:
    Change in unrealized gains (losses) on securities                           16                99            461           (51)
                                                                      ------------------------------------------------------------
COMPREHENSIVE INCOME                                                       $   672           $ 1,000        $ 1,791       $ 1,607
                                                                      ------------------------------------------------------------

Basic and Diluted Earnings Per Share                                          0.34              0.47           0.69          0.86
Dividends Declared Per Share                                                  0.15              0.17           0.30          0.36

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                                                  Six Months Ended
                                                                                                       June 30,
                                                                                                  2001              2000
                                                                                               (In thousands)

OPERATING ACTIVITIES

     Net income                                                                               $  1,330          $  1,658
     Adjustments to reconcile net income to net
           cash provided by operating activities:
          Provision for loan losses                                                                600               300
          Provision for depreciation                                                               430               336
          Net (increase) decrease  in other assets                                               1,115              (707)
          Increase (decrease) in accounts payable and other liabilities                           (280)               31
                                                                                              ---------         ---------
            Net cash provided by operating activities                                            3,195             1,618


INVESTING ACTIVITIES

     Proceeds from sales of securities                                                           2,125                 -
     Proceeds from maturities of securities                                                     12,988             6,307
     Net realized gain on sales of securities                                                      (33)                -
     Purchases of  securities                                                                  (15,051)           (3,150)
     Net (increase) decrease in loans                                                            9,238           (20,769)
     Net increase in premises and equipment                                                     (1,126)             (404)
                                                                                              ---------         ---------
            Net cash provided by (used in) investing activities                                  8,141           (18,016)


FINANCING ACTIVITIES

     Net decrease in deposits                                                                     (381)             (228)
     Increase (decrease) in federal funds purchased                                             (4,000)           10,060
     Increase (decrease) in other borrowings                                                    (2,000)           10,000
     Common stock repurchased and retired                                                           (7)             (853)
     Cash dividends                                                                               (621)             (713)
                                                                                              ---------         ---------
            Net cash provided by (used in) financing activities                                 (7,009)           18,266
                                                                                              ---------         ---------
Increase in cash and cash equivalents                                                            4,327             1,868
Cash and cash equivalents at beginning of period                                                18,489            12,046
                                                                                              ---------         ---------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                                    $ 22,816          $ 13,914

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 2001


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

The basic and diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2001 were:

                                    3 months ended            6 months ended
                                    June 30, 2001             June 30, 2001

         basic                      1,924,879                 1,925,002
         diluted                    1,925,008                 1,925,063

The basic and diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2000 were 1,930,722 and 1,937,711, respectively.



ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Net loans have decreased by 4.6% in the first six months of 2001. The decrease has occurred in the real estate mortgage and consumer portfolios. Customers took advantage of the 275 basis point drop in interest rates since the beginning of the year to refinance their adjustable rate loans or their higher rate fixed rate loans. These longer term fixed rate loans were subsequently sold on the secondary market. At June 30, 2001 the Company had $213,000 in loans held for sale.

The decrease in the loan portfolio generated excess cash which allowed the Company to reduce the long term borrowings and federal funds purchased during the first six months of 2001.

There were no significant fixed asset commitments as of June 30, 2001.


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

The following table summarizes the Company's capital ratios as of June 30, 2001:


                  Tier 1 risk-based capital ratio             11.39%
                  Total risk-based capital ratio              12.22
                  Leverage ratio                               8.37

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by $271,000 and $385,000 for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. This decrease is the result of a decrease in the Company's margin due to a higher cost of funds (primarily higher rate CD's and FHLB borrowings) and six reductions, totaling 275 basis points, in the national prime rate during the first six months of 2001.

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

The provision for loan losses for the first six months of 2001 was $300,000 higher than the same period of 2000. The increase is partially the result of one commercial loan charge off of $673,000 for which $526,000 had previously been allocated in the allowance for loan loss. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable loan losses in the loan portfolio as of June 30, 2001.

Non-interest Income

Non-interest income, which includes service charges on deposit accounts, gain on sale of loans, trust fee income, security gains and losses and other miscellaneous charges and fees, increased by $70,000 and $238,000 for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. This increase is due primarily to gains recognized on the sale of real estate mortgage loans to the secondary market. In order to reduce the risk associated with changing interest rates, the Company regularly sells fixed rate real estate mortgage loans on the secondary market. The Company recognizes a profit at the time of sale. During a period of relatively low interest rates, the Company has generated relatively large volumes of fixed rate mortgage loans.


Non-interest Expense

Non-interest expenses increased by $92,000 and $49,000 for the three and six month periods ended June 30, 2001 compared to the same periods in 2000. This increase is due primarily to a loss incurred on a repossessed mortgage property that was sold at a loss of $52,000.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first six months of 2001.

PART II - OTHER INFORMATION

ITEM 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 16, 2001 at Southern Michigan Bank & Trust. The following items were approved by the shareholders at the Annual Meeting:

a. Election of H. Kenneth Cole, William E. Galliers, James T. Grohalski and James J. Morrison as directors.

b. Ratification of the selection of Crowe, Chizek and Company LLP as Independent Auditors for 2001.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  There were no reports filed on Form 8-K during the second quarter of 2001.

                                             SIGNATURES
                                            ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Southern Michigan Bancorp, Inc.
                                           ------------------------------
                                                       (Registrant)


AUGUST 10, 2001                            JAMES T. GROHALSKI
---------------                            ------------------
      Date                                 James T. Grohalski, President
                                           and Chief Executive Officer
                                           (Principal Financial and
                                                   Accounting Officer)