Form 10-Q
period 2001-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2001-11-13
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended September 30, 2001    Commission file number 2-78178
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

Common Stock, $2.50 Par Value - 1,936,531 shares at October 31, 2001 (including shares held by ESOP)

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.  AND SUBSIDIARY

                                                                                       September 30,         December 31,
                                                                                           2001                  2000
                                                                                    -------------------------------------
                                                                                        (Unaudited)                (A)
                                                                                                 (In thousands)
ASSETS
     Cash and due from banks                                                               $  27,375         $  18,489
     Securities available for sale                                                            58,838            51,475
     Loans, net of allowance for loan losses of $1,835 (2000 - $2,096)                       202,962           212,309
     Premises and equipment                                                                    8,109             7,619
     Other assets                                                                             12,294            13,747
                                                                                           ----------------------------
          TOTAL ASSETS                                                                     $ 309,578         $ 303,639
                                                                                           ----------------------------

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                             $  41,015         $  37,677
          Interest bearing                                                                   214,668           207,753
                                                                                           ----------------------------
                                                                                             255,683           245,430
     Federal funds purchased                                                                       -             4,000
     Accounts payable and other liabilities                                                    3,341             3,520
    Other long-term borrowings                                                                23,000            25,000
                                                                                           ----------------------------
                                                                                             282,024           277,950
    Common stock subject to repurchase obligation in ESOP                                      1,734             1,478
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,937,061 shares (2000 - 1,940,502)
                 Outstanding--1,824,421 shares (2000 -1,831,064)                               4,561             4,578
          Capital surplus                                                                      9,764            10,072
          Retained earnings                                                                   11,143             9,964
          Accumulated other comprehensive income                                                 940               185
          Unearned Employee Stock Ownership Plan shares                                         (588)             (588)
                                                                                           ----------------------------
                                                                                              25,820            24,211
                                                                                           ----------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 309,578         $ 303,639
                                                                                           ----------------------------

(A) The balance sheet at December 31, 2000 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                    Three Months Ended           Nine Months Ended

                                                                       September 30,                September 30,

                                                                  2001              2000          2001           2000

                                                                    (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                     $ 4,611           $ 5,215      $ 14,213       $ 14,862
     Securities:
         Taxable                                                   617               637         1,829          1,646
         Tax - exempt                                              221               229           617            702
     Other                                                           -                 5            36              7
                                                          ------------------------------------------------------------
          Total interest income                                  5,449             6,086        16,695         17,217
Interest expense:
     Deposits                                                    1,915             2,342         6,399          6,499
     Other                                                         425               604         1,309          1,315
                                                          ------------------------------------------------------------
          Total interest expense                                 2,340             2,946         7,708          7,814
                                                          ------------------------------------------------------------
          NET INTEREST INCOME                                    3,109             3,140         8,987          9,403
Provision for loan losses                                          225               150           825            450
                                                          ------------------------------------------------------------
          NET INTEREST INCOME AFTER
          PROVISION FOR LOAN LOSSES                              2,884             2,990         8,162          8,953
Non-interest income:
     Service charges on deposit accounts                           260               275           783            824
     Trust fees                                                    150               131           421            388
     Gains on sales of securities, net                               1                (4)           34             (7)
     Gains on sales of loans, net                                  255               127           749            377
     Earnings on life insurance policies                            60                52           167            148
     Other                                                         (22)              138           248            449
                                                          ------------------------------------------------------------
                                                                   704               719         2,402          2,179
                                                          ------------------------------------------------------------
                                                                 3,588             3,709        10,564         11,132
Non-interest expenses:
     Salaries and benefits                                       1,294             1,243         3,854          3,709
     Occupancy                                                     209               195           628            606
     Equipment                                                     304               218           875            719
     Other                                                         824               956         2,475          2,730
                                                          ------------------------------------------------------------
                                                                 2,631             2,612         7,832          7,764
                                                          ------------------------------------------------------------
INCOME BEFORE INCOME TAXES                                         957             1,097         2,732          3,368
Federal income taxes                                               235               316           680            929
                                                          ------------------------------------------------------------
NET INCOME                                                         722               781         2,052          2,439
Other comprehensive income, net of tax:
    Change in unrealized gains on securities                       294               503           755            452
                                                          ------------------------------------------------------------
COMPREHENSIVE INCOME                                           $ 1,016           $ 1,284       $ 2,807        $ 2,891
                                                          ------------------------------------------------------------

Basic and Diluted Earnings Per Share                              0.37              0.40          1.07           1.26
Dividends Declared Per Share                                      0.15              0.17          0.45           0.53


See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY


                                                                             Nine Months Ended
                                                                               September 30,
                                                                              2001         2000
                                                                         (In thousands)
OPERATING ACTIVITIES

     Net income                                                            $  2,052      $  2,439
     Adjustments to reconcile net income to net
           cash provided by operating activities:
          Provision for loan losses                                             825           450
          Provision for depreciation                                            669           507
          Net (increase) decrease  in other assets                            1,064        (1,538)
          Increase(decrease) in accounts payable and other liabilities         (431)           88
                                                                           --------      --------
            Net cash provided by  operating activities                        4,179         1,946


INVESTING ACTIVITIES

     Proceeds from sales of securities                                        2,125          --
     Proceeds from maturities of securities                                  11,951        10,222
     Net realized gain on sales of investment securities                        (34)         --
     Purchases of  securities                                               (20,261)       (7,150)
     Net (increase) decrease in loans                                         8,522       (23,478)
     Net increase in premises and equipment                                  (1,159)       (1,016)
                                                                           --------      --------
            Net cash used in investing activities                             1,144       (21,422)


FINANCING ACTIVITIES

     Net increase in deposits                                                10,253        13,710
     Increase (decrease) in federal funds purchased                          (4,000)        1,000
     Increase (decrease) in other borrowings                                 (2,000)       10,000
     Common stock repurchased and retired                                       (69)         (875)
     Cash dividends                                                            (621)       (1,042)
                                                                           --------      --------
            Net cash provided by (used in) financing activities               3,563        22,793
                                                                           --------      --------
Increase in cash and cash equivalents                                         8,886         3,317
Cash and cash equivalents at beginning of period                             18,489        12,046
                                                                           --------      --------

CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 27,375      $ 15,363

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 2001


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

The basic and diluted weighted average common shares outstanding for the three and nine month periods ended September 30, 2001 were:

                                    3 months ended            9 months ended
                                    September 30, 2001        September 30, 2001
         basic                      1,923,331                 1,924,501
         diluted                    1,923,400                 1,924,602

The basic and diluted weighted average common shares outstanding for the three and nine month periods ended September 30, 2000 were 1,925,615 and 1,934,017, respectively.

In 2001, new accounting guidance was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Intangible assets with indefinite lives and goodwill will no longer be amortized, but will periodically be reviewed for impairment and written down if impaired. Additional disclosures about intangible assets and goodwill may be required. An initial goodwill impairment test is required during the first six months of 2002. The Company has not yet completed an analysis of its intangibles under the new guidance and cannot assess the impact on the financial statements at this time.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Net loans have decreased by 4.4% in the first nine months of 2001. The decrease has occurred in the real estate mortgage and consumer portfolios. Customers took advantage of the 350 basis point drop in the prime interest rate since the beginning of the year to refinance their adjustable rate loans or their higher rate fixed rate loans. These longer term fixed rate loans were subsequently sold on the secondary market. At September 30, 2001 the Company had $705,000 in loans held for sale.

Deposits increased 4.2% during the first nine months of 2001. Non - interest bearing deposits increased 8.9% for the nine month period.

The decrease in the loan portfolio combined with the increase in deposits, generated excess cash which allowed the Company to reduce the long term borrowings and federal funds purchased during the first nine months of 2001. The Company also purchased additional securities with the excess cash.

There were no significant fixed asset commitments as of September 30, 2001.


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

The following table summarizes the Company's capital ratios as of September 30, 2001:

                  Tier 1 risk-based capital ratio             11.42%
                  Total risk-based capital ratio              12.23
                  Leverage ratio                               8.47

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.


RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by $31,000 and $416,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. This decrease is the result of a decrease in the Company's margin due to a higher cost of funds (primarily higher rate CD's and FHLB borrowings) and eight reductions, totaling 350 basis points, in the national prime rate during the first nine months of 2001.

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

The provision for loan losses for the first nine months of 2001 was $375,000 higher than the same period of 2000. The increase is partially the result of one commercial loan charge off of $673,000 for which $526,000 had previously been allocated in the allowance for loan loss. The provision has also been impacted by current economic conditions and the impact of the conditions on individual loans. The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable loan losses in the loan portfolio as of September 30, 2001.


Non-interest Income

Non-interest income, which includes service charges on deposit accounts, gain on sale of loans, trust fee income, security gains and losses and other miscellaneous charges and fees, decreased by $15,000 and increased $223,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. The year to date increase is due primarily to gains recognized on the sale of real estate mortgage loans to the secondary market. In order to reduce the risk associated with changing interest rates, the Company regularly sells fixed rate real estate mortgage loans on the secondary market. The Company recognizes a profit at the time of sale. During a period of relatively low interest rates, the Company has generated relatively large volumes of fixed rate mortgage loans.


Non-interest Expense

Non-interest expenses increased by $19,000 and $68,000 for the three and nine month periods ended September 30, 2001 compared to the same periods in 2000. This increase is due primarily to a loss incurred on a repossessed mortgage property that was sold at a loss of $52,000 and increased depreciation due to new equipment placed in service in the second quarter of 2001.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first nine months of 2001.

PART II - OTHER INFORMATION

ITEM 4.  Submission of Matters to a Vote of Security Holders

None.

ITEM 6.  Exhibits and Reports on Form 8-K

a.  There were no reports filed on Form 8-K during the third quarter of 2001.

                                      SIGNATURES
                                      -----------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                           Southern Michigan Bancorp, Inc.
                                           ------------------------------
                                                             (Registrant)

November 12, 2001                          JAMES T. GROHALSKI
-----------------                          -----------------------------
         Date                              James T. Grohalski,  President
                                            and Chief Executive Officer
                                            (Principal Financial and
                                                  Accounting Officer)