Form 10-K405
period 2001-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2002-03-11
CIK 703699

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-K

              [X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934
                   For the fiscal year ended December 31, 2001

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

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

         Indicate by check mark if disclosures of delinquent filers pursuant to
Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ X ]

         The aggregate market value of the registrant's common stock, par value $2.50 per share (based on the last sale of the day) held by non-affiliates of the registrant as of March 1, 2002 was $22,904,411. For purposes of this computation, all executive officers, directors and 5% shareholders of the registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the registrant.

         The number of shares outstanding of the registrant's common stock as of March 1, 2002 was 1,919,632 shares.

                                     PART I
ITEM 1.  BUSINESS

Overview

         The registrant, Southern Michigan Bancorp, Inc. (the "Company"), is a registered bank holding company incorporated under the laws of the State of Michigan, headquartered in Coldwater, Michigan. The Company was formed in 1982 for the purpose of acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November 1982. In December 1992, Southern Michigan National Bank converted its charter to that of a Michigan state banking corporation and changed its name to, Southern Michigan Bank & Trust (the "Bank"), with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036. The Bank operates eleven (11) branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan. In addition to the operations of the Bank described below, the Company owns and leases certain real estate to the Bank and third parties (see Item 2. Properties below); and SMB&T Financial Services, Inc., a subsidiary of the Bank, has been established to provide insurance and investment services, which services currently consist of the sale of certain insurance products to the Bank and limited sales of insurance products to the public. None of such activities are significant to the operations of the Company. In August 2000, SMB Mortgage Company was established as a subsidiary of the Bank. At that time all residential mortgage loans held by the Bank and all residential mortgage loan applications in the pipeline were transferred to SMB Mortgage Company. All of the residential mortgage activities previously conducted by the Bank were undertaken by SMB Mortgage Company.

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

         Residential mortgage loans are originated by SMB Mortgage Company. Some residential mortgage loans are retained by SMB Mortgage Company while others are sold to investors in the secondary market. When SMB Mortgage Company sells originated mortgage loans to investors, it makes a determination to either retain or sell the servicing rights to such loans.

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

Supervision and Regulation

General

         Bank holding companies and banks are highly regulated by both state and federal agencies. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board (the "FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking as to be a proper incident thereto. The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring a nonbanking company, or substantially all of the assets of a bank or a bank holding company, or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company.

         Under FRB regulations, the Company is required to serve as a source of financial and managerial strength to the Bank and must conduct its operations in a safe and sound manner.

         The Bank is subject to regulation, supervision, and regular bank examinations by the Federal Deposit Insurance Corporation ("FDIC") and the Michigan Office of Financial and Insurance Services ("OFIS"). OFIS is the Bank's chartering authority and primary regulator. Under OFIS and FDIC regulations, the Bank is required to maintain reserves against its deposits and to maintain certain levels of capital and surplus. In addition, the Bank is subject to restrictions on the nature and amount of loans which may be made, the types and amounts of investments it may make, and certain limitations on the payment of dividends to its sole shareholder, the Company.

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

         The payment of dividends by the Company and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (see "Capital Requirements"). These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for the Company's cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses. Based on the Bank's balance sheet as of December 31, 2001, the Bank could pay a dividend to the Company in the amount of $7,015,000 without prior regulatory approval.

         The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, payment of dividends by a bank may be prevented by the applicable federal regulatory authority if such payment is determined, by reason of the financial condition of such bank, to be an unsafe and unsound banking practice. The FRB has issued a policy statement providing that bank holding companies and insured banks should generally only pay dividends out of current operating earnings.

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

FDICIA

         In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2001, the Bank's capital ratios exceed the requirements to be considered a well-capitalized institution under FDIC regulation.

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

         Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, the Bank is required to pay, in addition to the BIF deposit insurance assessment, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO annual assessment rate is 1.82 cents per $100 of deposits.

Capital Requirements

         The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of 8.0 percent. At least half of Total Capital must be composed of common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I Capital"). At December 31, 2001, the Company's Total Capital to risk-weighted assets was 12.0 percent, which is above the regulatory minimum requirements.

         In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for the bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent. The Company's Tier I Capital leverage ratio at December 31, 2001 was 8.3 percent.

         The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements applicable to bank holding companies. At December 31, 2001, the Bank met all applicable capital requirements.

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

Employees

         As of December 31, 2001, 143 persons were employed by the Bank; 121 were full time employees and 22 were part time employees.

Selected Statistical Information

         The following tables describe certain aspects of the Company's business in statistical form.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the average balance sheets for the years ending December 31:
(Dollars in Thousands)

                                             2 0 0 1                          2 0 0 0                           1 9 9 9
                                      ----------------------------  -------------------------------- -------------------------------
                                      Average               Yield/    Average                 Yield/     Average              Yield/
                                      Balance     Interest   Rate     Balance      Interest    Rate      Balance   Interest    Rate
                                      -------     --------   ----     -------      --------    ----      -------   --------    ----
ASSETS
Interest earning assets:

Loans (A) (B) (C)                    $ 208,298  $    18,490   8.9%  $   208,160  $    20,131  $ 9.7% $     178,906  $ 16,606    9.3%
Taxable investment securities (D)       36,203        2,360   6.5        33,966        2,212    6.5         35,784     2,235    6.2
Tax-exempt investment
  securities (A)                        18,698        1,306   7.0        18,210        1,376    7.6         22,716     1,715    7.6
Federal funds sold                         767           36   4.7           548           23    4.2          2,154       107    5.0
                                     ---------     --------             -------     --------              --------  --------
   Total interest earning assets       263,965       22,192   8.4       260,884       23,742    9.1        239,560    20,663    8.6

Non-interest earning assets:
   Cash and due from banks              22,327                           11,858                             12,679
   Other assets                         20,784                           19,370                             18,028
   Less allowance for loan loss         (1,854)                          (2,066)                            (2,161
                                     ---------                      -----------                      -------------
     Total assets                    $ 305,223                      $   290,046                      $     268,106
                                     =========                      ===========                      =============


LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
   Demand deposits                   $  89,282        2,323   2.6%  $    83,326  $     3,274    3.9% $      77,664  $  2,482    3.2%
   Savings deposits                     43,054        1,297   3.0        43,793        1,467    3.3         45,722     1,496    3.3
   Time deposits                        80,387        4,275   5.3        73,450        4,171    5.7         73,553     3,760    5.1
   Federal funds purchased                  28            2   7.1         4,337          281    6.5          2,044        97    4.7
   Other borrowings                     23,367        1,749   7.5        20,915        1,504    7.2          9,716       600    6.2
                                     ---------  -----------         -----------  -----------         -------------  --------
     Total interest bearing
       liabilities                     236,118        9,646   4.1       225,821       10,697    4.7        208,699     8,435    4.0

Non-interest bearing liabilities:
   Demand deposits                      38,676                           36,334                             32,982
   Other                                 2,715                            2,854                              1,261
   Common stock subject to
     repurchase obligation               1,501                            2,734                              5,009
   Shareholders' equity                 26,214                           22,303                             20,155
                                     ---------                      -----------                      -------------
Total liabilities and
  shareholders' equity               $ 305,223                      $   290,046                      $     268,106
                                     =========                      ===========                      =============

   Net interest earnings                        $    12,546                      $    13,045                        $ 12,228
                                                ===========                      ===========                        ========
Interest rate spread                                          4.3%                              4.4%                            4.6%
Net yield on interest
  earning assets                                              4.8%                              5.0%                            5.1%
                                                            ========                           ======                          ====

(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $444,000 and $24,000, respectively for 2001; $468,000 and $29,000, respectively for 2000; and $583,000 and $29,000, respectively for 1999.
(B) Average balance includes average nonaccrual loan balances of $1,543,000 in 2001; $745,000 in 2000; and $593,000 in 1999.
(C) Interest income includes loan fees of $815,000 in 2001; $650,000 in 2000; and $663,000 in 1999. (D) Average balance includes average unrealized gain
     (loss) of $907,000 in 2001; $(515,000) in 2000; and $(104,000) in 1999 on
     available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

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

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2001, 2000 and 1999.

                                                        2001 Compared to 2000            2000 Compared to 1999
                                                     Increase (Decrease) Due To       Increase (Decrease) Due To
                                                     --------------------------       --------------------------

Interest income on:                                 Volume      Rate        Net      Volume      Rate        Net
                                                    ------      ----        ---      ------      ----        ---
Loans                                              $      13  $  (1,654) $  (1,641) $   2,806  $     719  $   3,525
Taxable investment securities                            146          2        148       (116)        93        (23)
Tax-exempt investment securities                          36       (106)       (70)      (340)         1       (339)
Federal funds sold                                        10          3         13        (70)       (14)       (84)
                                                   ---------  ---------  ---------  ---------- ---------- ----------

   Total interest earning assets                   $     205  $  (1,755) $  (1,550) $   2,280  $     799  $   3,079
                                                   =========  ========== ========== =========  =========  =========

Interest expense on:

Demand deposits                                    $     220  $  (1,171) $    (951) $     191  $     601  $     792
Savings deposits                                         (24)      (146)      (170)       (64)        35        (29)
Time deposits                                            379       (275)       104         (5)       416        411
Federal funds purchased                                 (305)        26       (279)       139         45        184
Other borrowings                                         182         63        245        791        113        904
                                                   ---------  ---------  ---------  ---------  ---------  ---------

   Total interest bearing liabilities              $     452  $  (1,503) $  (1,051) $   1,052  $   1,210  $   2,262
                                                   =========  ========== ========== =========  =========  =========

Net interest income                                $    (247) $    (252) $    (499) $   1,228  $    (411) $     817
                                                   ========== ========== ========== =========  ========== =========

II.  INVESTMENT PORTFOLIO

(Dollars in Thousands)

The following table sets forth the fair value and amortized cost of securities at December 31:


                                                2 0 0 1                 2 0 0 0                     1 9 9 9
                                                -------                 -------                     -------
                                          Fair       Amortized       Fair      Amortized       Fair      Amortized
                                          Value         Cost         Value        Cost         Value        Cost
                                          -----         ----         -----        ----         -----        ----
U.S. Treasury and other
  U.S. Government agencies
  and corporations                      $  21,476    $  21,156    $  19,163     $ 19,023     $ 15,541     $  15,885
States and political subdivisions          30,322       30,098       22,737       22,575       28,411        28,529
Corporate securities                        4,445        4,410        6,054        6,031        6,172         6,203
Other securities                            5,288        5,262        3,521        3,566        4,105         4,201
                                        ---------    ---------    ---------     --------     --------     ---------

Total investment securities             $  61,531    $  60,926    $  51,475     $ 51,195     $ 54,229     $  54,818
                                        =========    =========    =========     ========     ========     =========


The following table sets forth the amortized cost of debt securities by maturity (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 2001:

                                     -----------------------------------Maturing-----------------------------------

                                       Within One Year      1 to 5 Years        5 to 10 Years     After 10 Years
                                       ---------------      ------------        -------------     --------------

                                       Amount    Yield     Amount    Yield     Amount   Yield     Amount    Yield
                                       ------    -----     ------    -----     ------   -----     ------    -----
U.S. Treasury and other
  U.S. Government agencies
  and corporations                    $   8,486   5.8%   $ 12,670     4.7%   $       -      -%   $       -       -%
States and political subdivisions (1)     8,588   5.1      17,233     4.3        2,027    5.3        2,250     6.5
Corporate securities                      2,176   5.2       2,234     4.9            -      -            -       -
Other securities                            343   4.4         893     5.2          237    5.7            -       -
                                      ---------           --------           ---------           ---------

Total (1)                             $  19,593   5.4%   $ 33,030     4.4%   $   2,264     5.3%  $   2,250     6.5%
                                      =========  =====    ========   =====   =========  ======   =========  ======

(1)  Yields are not presented on a tax-equivalent basis.


The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Except as indicated and for U.S. Treasury and other U.S. Government agencies, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2001 and 2000, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $10,455,000 and $11,079,000 with an estimated market value of $10,563,000 and $11,511,000, respectively.

III. LOAN PORTFOLIO

(Dollars in Thousands)

Types of Loans

The following table sets forth the classification of loans by major category at December 31:


                                              2001           2000           1999            1998            1997
                                              ----           ----           ----            ----            ----
Commercial, financial, and
  agricultural                            $   130,903     $   112,748    $    96,758    $    82,533     $    74,819
Real estate mortgage (1)                       59,514          70,246         63,423         51,567          50,057
Installment                                    22,118          31,411         33,190         29,203          33,865
                                          -----------     -----------    -----------    -----------     -----------

   Total loans                            $   212,535     $   214,405    $   193,371    $   163,303     $   158,741
                                          ===========     ===========    ===========    ===========     ===========

(1)  Includes loans held for sale


Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities of the loan portfolio at December 31, 2001. Also provided are the amounts due after one year classified according to interest rate sensitivity.

                                                           Within 1        1 to 5          After 5
                                                           Year (A)         Years           Years           Total
                                                           --------         -----           -----           -----
Commercial, financial, and agricultural                   $    44,637    $    69,452    $    16,814     $   130,903
Real estate mortgages                                           5,971          2,423         51,120          59,514
Installment                                                     1,143          9,495         11,480          22,118
                                                          -----------    -----------    -----------     -----------

   Total                                                  $    51,751    $    81,370    $    79,414     $   212,535
                                                          ===========    ===========    ===========     ===========

Loans maturing after one year with:
   Fixed interest rates                                                  $    42,964    $    16,747
   Variable interest rates                                                    38,406         62,667
                                                                         -----------    -----------

     Total                                                               $    81,370    $    79,414
                                                                         ===========    ===========

         (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.


Non-Performing Loans

Non performing loans include nonaccrual and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:

                                                                        December 31
                                              2001           2000           1999            1998            1997
                                              ----           ----           ----            ----            ----
Non accrual loans:
   Commercial, financial and
     agricultural                         $     1,853     $     1,759    $       306    $       343     $     1,026
   Real estate mortgage                            84               -             23              -               -
   Installment                                      -               -              -              -              61
                                          -----------     -----------    -----------    -----------     -----------

                                                1,937           1,759            329            343           1,087

Loans contractually past due 90 days
  or more:
   Commercial, financial, and
     agricultural                                 510             123            432            807           1,067
   Real estate mortgage                           223             277            134            161             630
   Installment                                     36              55             34            120             966
                                          -----------     -----------    -----------    -----------     -----------
                                                  769             455            600          1,088           2,663
                                          -----------     -----------    -----------    -----------     -----------

     Total                                $     2,706     $     2,214    $       929    $     1,431     $     3,750
                                          ===========     ===========    ===========    ===========     ===========

Percent of total loans outstanding               1.27%          1.03%            .48%           .88%          2.36%
                                          ===========     ==========     ===========    ===========     ==========

The accrual of interest income generally is discontinued when a loan becomes over 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year and accrued interest from the prior year is reversed. Management may elect to continue the accrual of interest when: (1) the estimated net realizable value of collateral is sufficient to cover the principal balance and accrued interest; and (2) the loan is in the process of collection.


Interest of $31,000 and $124,000 was realized on nonaccrual loans during 2001 and 2000, respectively. Under original terms for these loans, interest income which would have been recorded approximates $205,000 and $207,000 in 2001 and 2000, respectively. There are no loan commitments outstanding to extend credits to these customers.

Potential Problem Loans

At December 31, 2001, the Company had approximately $3,644,000 in commercial, financial, agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis. At December 31, 2001, the Company had loans of $2,097,000 which were considered impaired, but were performing.

All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

The following table sets forth changes in the allowance for loan losses:

                                                                         Year Ended December 31
                                                        2001         2000         1999         1998         1997
                                                        ----         ----         ----         ----         ----
Balance at beginning of year                         $   2,096    $   2,132     $  2,026     $  1,863     $   1,814

Charge offs:
   Commercial, financial and agricultural               (1,225)        (512)        (505)        (227)         (122)
   Installment                                            (520)        (406)        (492)        (352)         (386)
   Real estate                                             (20)         (24)         (53)           -             -
                                                     ----------   ----------    ---------    --------     ---------
                                                        (1,765)        (942)      (1,050)        (579)         (508)


Recoveries:
   Commercial, financial and agricultural                  307           96          171           41            31
   Installment                                             176          109          132          101            66
   Real estate                                               1            1            1            -             -
                                                     ---------    ---------     --------     --------     ---------
                                                           484          206          304          142            97
                                                     ---------    ---------     --------     --------     ---------
   Net charge offs                                      (1,281)        (736)        (746)        (437)         (411)

Provision for loan losses                                1,250          700          852          600           460
                                                     ---------    ---------     --------     --------     ---------

   Balance at end of year                            $   2,065    $   2,096     $  2,132     $  2,026     $   1,863
                                                     =========    =========     ========     ========     =========

Average loans outstanding                            $ 208,298    $ 208,160     $178,906     $160,666     $ 158,193
                                                     =========    =========     ========     ========     =========

Ratio of net charge offs to average loans outstanding      .61%         .35%         .42%         .27%          .26%
                                                       =======     ========     ========     ========      ========

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

The following table sets forth the allocation of the allowance for loan losses at December 31:

                      --------2 0 0 1------- ------2 0 0 0------  -------1 9 9 9-------  -------1 9 9 8--------  -------1 9 9 7-----
                              -------              -------               -------                -------                 -------
                                Percent of             Percent of             Percent of           Percent of             Percent of
                                 Loans in               Loans in               Loans in             Loans in               Loans in
                                   Each                   Each                   Each                 Each                   Each
                                 Category               Category               Category             Category               Category
                                 Of Total               Of Total               Of Total             Of Total               Of Total
                      Allowance    Loans     Allowance    Loans     Allowance    Loans    Allowance   Loans    Allowance    Loans
                      ---------    -----     ---------    -----     ---------    -----    ---------   -----    ---------    -----
Commercial, financial
and agricultural      $   1,296      61.6%  $   1,236       52.6%  $     924      50.0%   $    777     50.5%  $    628       47.1%
Real estate mortgage         30      28.0          35       32.8         127      32.8         103     31.6         98       31.0
Installment                 231      10.4         325       14.6         601      17.2         521     17.9         321      21.9
Unallocated                 508         -         500          -         480         -         625        -         816         -
                      ---------     ------   --------     ------    --------     -----    --------   ------   ---------    ------

                      $   2,065     100.0%  $   2,096      100.0%  $   2,132     100.0%   $  2,026    100.0%  $   1,863       100%
                      =========     ======   ========     ======   =========     =====    ========   ======   =========    ======

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

The increase in the 2001 provision for loan losses occurred to provide for increased charge offs, which included one loan totaling $673,000. Also contributing to the increase was increased impaired loans and higher delinquency rates. The 2000 provision was set at a level considered necessary to cover expected loan losses. The 1999, 1998 and 1997 provisions increased to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies.

V.   DEPOSITS

(Dollars in Thousands)

The following table sets forth the average amount of deposits and rates paid for deposits for the years ended December 31:

                                                           2 0 0 1               2 0 0 0               1 9 9 9
                                                           -------               -------               -------
                                                    Amount      Rate      Amount       Rate     Amount       Rate
                                                    ------      ----      ------       ----     ------       ----
Non interest bearing demand deposits               $  38,676             $  36,334             $  32,982
Interest bearing demand deposits                      89,282      2.6%      83,326     3.9%       77,664     3.2%
Savings deposits                                      43,054      3.0       43,793     3.3        45,722     3.3
Time deposits                                         80,387      5.3       73,450     5.7        73,553     5.1
                                                   ---------             ---------             ---------

                                                   $ 251,399             $ 236,903             $ 229,921
                                                   =========             =========             =========

The following table sets forth as of December 31, 2001, the aggregate amount of outstanding time deposits of $100,000 or more by maturity (in thousands of dollars):

                           Three months or less                          $   10,616
                           Over three months through six months               7,494
                           Over six months through twelve months              5,910
                           Over twelve months                                 2,007
                                                                         ----------
                                                                         $   26,027
                                                                         ==========

VI.  RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios for the years ended December 31:

                                                                                 2 0 0 1     2 0 0 0      1 9 9 9
                                                                                 -------     -------      -------
Return on average assets                                                            .90%       1.16%        1.23%
Return on average equity (1)                                                      10.47       15.13        16.37
Dividend payout ratio (2)                                                         43.00       40.30        41.61
Average equity to average assets (1)                                               8.59        7.69         7.52

(1) Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)      Dividends declared divided by net income.

ITEM 2.  PROPERTIES

         The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan and is owned by the Bank. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 6 teller windows are available to serve the Bank's customers. The Bank owns ten branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, one in North Adams, Michigan and one in Pennfield Township (Battle Creek), Michigan. In addition, the Company owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by one of its Battle Creek branches. 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office, 394 square feet is leased to community nonprofit organizations and the remaining space is presently unoccupied. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with nine of the branch offices having drive-in facilities and seven of the branches having automated teller machines.

         All of the Company's and the Bank's facilities are maintained in good condition and are adequately insured. Management of Company believes the present facilities are adequate to meet both current and future needs.

ITEM 3.  LEGAL PROCEEDINGS

         The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to it to date, management of the Company does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Company, except as disclosed in Note A of the Notes to Consolidated Financial Statements described in Item 14 below.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5.  MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

         The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 554 shareholders of record at March 1, 2002.

         The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:

                                                 2001                                             2000
                             ------------------------------------------       -------------------------------------------
                                     BID PRICE                 CASH                 BID PRICE                     CASH
                             -------------------------        DIVIDENDS       --------------------------       DIVIDENDS
                             HIGH BID          LOW BID        DECLARED         HIGH BID         LOW BID        DECLARED
Quarter Ended
------------------------------------------------------------------------------------------------------------------------
March 31                    $    16.75      $    14.50       $      .15      $    32.00       $    18.25      $      .19
June 30                          17.00           15.51              .15           20.50            17.75             .17
September 30                     17.30           15.16              .15           17.75            15.38             .17
December 31                      16.40           15.45              .16           16.13            13.50             .17

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note M to the consolidated financial statements for the year ended December 31, 2001.


ITEM 6.  SELECTED FINANCIAL DATA

                                                                     Year Ended December 31
                                                2001            2000             1999            1998             1997
                                            ----------------------------------------------------------------------------
Total interest income                       $   21,724       $   23,245      $   20,051       $   19,446      $   18,669
Net interest income                             12,079           12,548          11,616           11,414          11,226
Provision for loan losses                        1,250              700             852              600             460
Net income                                       2,744            3,375           3,300            3,549           3,032
Per share data:
    Basic and diluted earnings per share          1.43             1.75            1.64             1.70            1.44
    Cash dividends                                 .61              .70             .68              .60             .52
Balance sheet data:
    Other borrowings                            24,000           25,000          15,000            5,000           3,000
    Common stock subject to repurchase           1,523            1,478           3,990            6,029           4,899
    Equity                                      25,547           24,211          19,990           19,345          20,590
    Total assets                               317,096          303,639         275,825          266,851         238,531
Return on average assets                          .90%            1.16%           1.23%            1.42%           1.30%
Return on average equity                         8.59%           15.13%          16.37%           17.48%          14,96%

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

The Company uses its funds primarily to support its lending activities. Loans decreased by .9% in 2001 and increased by 10.9% in 2000. The 2001 decline occurred in the real estate mortgage and installment loan categories. Commercial loans increased 16.1% as the Bank focused attention on this area of lending and actively called on current and potential customers. Installment loans decreased 29.6% as the Bank chose not to compete with manufacturers offering 0% new car loans and the Bank placed less emphasis on indirect lending. Real estate mortgage loans decreased 16.7% as the Bank increased sales of loans in the secondary market. With interest rates declining, a number of real estate mortgage loans were refinanced and sold in the secondary market. This reduced the number and amount of loans that the Bank retained.

Gains recognized on the sale of real estate mortgage loans to the secondary market increased in 2001 from $533,000 in 2000 to $1,161,000. The secondary market loan activity increased in 2001 as mortgage rates decreased. Fixed rate loans which represent all of the loans sold on the secondary market became very attractive. Loans held for sale at December 31, 2001 were $1,863,000. The real estate portfolio largely consists of residential mortgages within the local area with a low risk of loss.

The loan growth in 2000 occurred in the commercial and real estate loan categories. Commercial loans increased by 16.5% as local businesses expanded and the Bank focused on this area. Installment loans decreased 5.4% as the Bank chose to focus on its commercial and residential real estate lending and placed less emphasis on indirect lending. Real estate mortgage loans increased 10.9% as the Bank funded larger real estate loans, construction loans and other loans that did not conform to secondary market guidelines.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $47,450,000 and $38,056,000 at December 31, 2001 and 2000, respectively. Most of these commitments are priced at a variable interest rate thus minimizing the Bank's risk in a changing interest rate environment.

There were no significant concentrations in any loan category as to borrower or industry. Substantially all loans are granted to customers located in the Bank's service area, which is primarily southern Michigan.

Another significant component of cash flow is the securities portfolio. Total securities increased by 19.5% in 2001 and decreased by 5.1% in 2000. The funds received from maturing securities were reinvested in the portfolio in 2001 and used to partially fund the 2000 loan growth.


The securities available for sale portfolio had net unrealized gains of $605,000 and $280,000 at December 31, 2001 and 2000, respectively. There is no concentration of securities in the portfolio which would constitute an unusual risk except at year-end 2001 and 2000, the amortized cost of securities issued by the State of Michigan and all its political subdivisions totaled $10,455,000 and $11,079,000 with an estimated market value of $10,563,000 and $11,511,000, respectively.

Deposits traditionally represent the Company's principal source of funds. Total deposits increased 6.4% in 2001 and 5.2% in 2000. In 2001, the Bank experienced a substantial increase in deposits, however this was not unexpected. Because of the erratic financial markets the Bank did see a higher increase in our money market accounts than was expected. This was due to customers leaving the financial markets and placing their funds in accounts that paid slightly more interest than savings accounts, but were not restricted as to withdrawals. In 2000, the Bank chose to increase the rates offered on certificates of deposit
(CDs) in order to attract deposits. The largest increases in CDs were the over $100,000 category and the 24 - 36 month term CDs. Growth also occurred in other categories of deposits as lenders were encouraged to bring deposits in with their loan relationships. Business checking and money market accounts increased by $10,952,000 in 2000. Attracting and keeping traditional deposit relationships will continue to be a challenge to the Bank, particularly with the increased competition from nondeposit products. As an alternate funding source, the Bank obtains putable advances from the Federal Home Loan Bank (FHLB). The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in the Bank's one-to-four family mortgage loans. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. Accordingly, the Company borrowed $10 million in 2000.

Premises and equipment increased by 3.3% and 13.6% in 2001 and 2000, respectively. In 2001, the Bank upgraded its hardware and software to better serve its customers in the ever changing technological area. In 2000, the Bank spent approximately $1,459,000 to renovate the Coldwater main office and the Beckley Road office.

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

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements are intended to ensure that adequate capital is maintained against risk other than credit risk. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets of 3 percent for the most highly rated bank holding companies and banks that do not anticipate and are not experiencing significant growth. All other bank holding companies are required to maintain a ratio of Tier 1 capital to assets of 4 to 5 percent, depending on the particular circumstances and risk profile of the institution.

Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratios listed in Note P to the financial statements. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP). As seen in Note P, the Company exceeds the well capitalized requirements at December 31, 2001.

In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 2001 and 2000, total average assets grew 5.2% and 8.2%. At the same time, average equity (including common stock held by the ESOP) increased 10.7% in 2001 and decreased .5% in 2000. Current year growth is an indication that the Company has retained adequate capital to support its asset growth and has the ability to continue growing. Future growth opportunities will focus on maintaining the existing customer base and growing within selected other markets identified as providing significant growth potential.

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

Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing or callable within 1 year were $22,170,000 at December 31, 2001 representing 36.0% of the market value of the investment securities portfolio, an increase from the 26.1% level of 2000. Loans maturing within 1 year were $50,505,000 at December 31, 2001 representing 23.8% of the gross loan portfolio, an increase from the 21.6% level of 2000.

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

During the year ended December 31, 2001, there was a net increase in cash and cash equivalents of $4,943,000. The major sources of cash in 2001 were increases in deposits, maturing securities, loan sales and sales of securities. The major uses of cash in 2001 were security purchases and loans originated for sale.

During the year ended December 31, 2000, there was a net increase in cash and cash equivalents of $6,443,000. The major sources of cash in 2000 were increase in deposits, maturing securities, loan sales and additional borrowings from the Federal Home Loan Bank. The major uses of cash in 2000 were loan growth and loans originated for sale.

During the year ended December 31, 1999, there was a net decrease in cash and cash equivalents of $4,182,000. The major sources of cash in 1999 were loan sales and maturing securities. The major uses of cash in 1999 were loan growth and loans originated for sale.

Federal law places restrictions on extensions of credit from banks to their parent holding company and, with certain exceptions, to other affiliates, on investments in stock or other securities thereof, and on taking of such securities as collateral for loans. State law also places restrictions on the payment of dividends by the Bank to the Company. Note M to the Consolidated Financial Statements discusses these dividend limitations.

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

The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 2001:

                                          0-30           31-90       91-365        1-5         Over 5
                                          Days           Days         Days        Years         Years
                                          ----           ----         ----        -----         -----
Interest-earning assets                $101,313       $  6,494     $ 50,026      $101,152      $ 21,354

Interest-bearing liabilities           $ 72,780       $ 88,150     $ 42,030      $ 40,559      $  1,050

Interest sensitivity gap               $ 28,533       $(81,656)    $  7,996      $ 60,593      $ 20,304

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

RESULTS OF OPERATIONS

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income decreased by 3.7% in 2001 and increased by 8.0% in 2000 and 1.8% in 1999. The 2001 decrease is largely due to the eleven decreases in prime rate throughout the year. The 2000 increase is due to the increase in the commercial and real estate mortgage loan portfolio and the increases to prime rate throughout the year. These increases were partially offset by the increased interest paid for money market and CD deposits and increased interest paid for Federal Home Loan Bank borrowings. The 1999 increase is due to the reinvestment of funds held in the investment securities portfolio into the higher yielding loan portfolio, partially offset by increased interest expense as a result of increased FHLB advances.

The uncertain economic environment and potential fluctuations in interest rates are expected to continue to impact the Company and the industry in 2002. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. Loan rates are subject to change as the national prime rate changes and are also influenced by competitors' rates. An increase in deposit rates occurring at the same time as loan rate decreases would cause the Company's net interest income to decline.

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

The provision for loan losses was $1,250,000 in 2001, $700,000 in 2000 and $852,000 in 1999. The increase in the 2001 provision occurred to provide for increased charge offs, which included one loan totaling $673,000 during the first quarter. Also contributing to the increase was increased impaired loans and higher delinquency rates. The 2000 provision was set at a level considered necessary to cover expected loan losses. The 1999 provision increase occurred to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies. In 2001, net commercial loan charge-offs totaled $918,000. As mentioned above, $673,000 was related to one borrower. Net commercial loan charge-offs totaled $417,000 in 2000. This was primarily attributable to three commercial customers. Two of these customers had been provided for in 1999. Net commercial loan charge-offs totaled $334,000 in 1999; $267,000 of this was attributable to three commercial borrowers that discontinued business operations during 1999. It is not anticipated that the Company will continue to experience higher than normal losses in 2002. The provision will be adjusted quarterly, if necessary, to reflect actual charge-off experience and any known future losses.

Non-interest income, excluding security gains and losses, increased 15.6% in 2001, remained constant in 2000 and decreased by 5.4% in 1999. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. In 2001 gains recognized on the sale of real estate mortgage loans to the secondary market increased $628,000 or 117.8% from 2000. This increase was due to low mortgage rates that made refinancing and new home purchases very attractive. In addition, security gains increased $532,000 during 2001.

In 2000, trust fees, service charges on loans and earnings on life insurance assets increased but were offset by a decrease in the gains recognized on the sale of real estate mortgage loans to the secondary market. The Bank increased its deposit base by 5.2% and generated additional service charges as a result of the growth. Trust fees increased due to a new fee schedule put in place January 1, 2000.

Security gains of $529,000 were recognized in 2001. Security losses of $3,000 were recognized on sales of securities in 2000. No gains or losses occurred in 1999.

Non-interest expense increased by 8.9% in 2001, 8.8% in 2000 and 2.2% in 1999. In 2001, salaries and benefit expenditures increased as additional employees were added in Battle Creek to assist with the commercial and mortgage volumes projected in this region. In addition, over $100,000 more in commissions were paid to mortgage loan originators based on loan volumes generated for the year. Other non interest expenses increased $562,000. $190,000 was charged to earnings to write down impaired assets from cost to market value. In addition, $220,000 was charged to earnings relating to a potential liability arising out of litigation. In February of 2002, the Company resolved the litigation which will not result in any material additional losses to the Company.

In 2000, the largest increase came in the professional and outside services category. The Company spent $456,000 in legal and accounting fees in an attempt to merge with Sturgis Bank & Trust. The merger was called off in October of 2000 after Sturgis Bank and Trust did not obtain a fairness opinion from their investment advisors. In 2000, salaries and benefit expenditures increased as a cost of living increase of 2.6% was given to all employees at the beginning of the year. In addition, the loan department employees hired during 1999 were employees for the entire year of 2000 adding to the increase.

Income tax expense was $875,000 in 2001, $1,179,000 in 2000 and $1,005,000 in
1999. Tax-exempt income continues to have a major impact on the Company's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $267,000 in 2001, $290,000 in 2000 and $360,000 in 1999.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on equity was 10.47% in 2001, 15.13% in 2000 and 16.37% in 1999. The return on average assets was .90% in 2001, 1.16% in 2000 and 1.23% in 1999.

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

The following table sets forth the aggregate amount of nonperforming loans in each of the following categories:

                                                                       December 31
                                                            2001          2000            1999
                                                            ----          ----            ----
                                                                 (Dollars in thousands)
Nonaccrual loans:
  Commercial, financial and agricultural                   $1,853         $1,759          $  306
  Real estate mortgage                                         84              -              23
  Installment                                                   -              -               -
                                                           ------         ------          ------
                                                            1,937          1,759             329
Loans contractually past due 90 days or more:

  Commercial, financial and agricultural                      510            123             432
  Real estate mortgage                                        223            277             134
  Installment                                                  36             55              34
                                                           ------         ------          ------
                                                              769            455             600
                                                           ------         ------          ------

Total nonperforming loans                                   2,706          2,214             929
Other real estate owned                                     1,406          1,415             161
                                                           ------         ------          ------

Total nonperforming assets                                 $4,112         $3,629          $1,090
                                                           ======         ======          ======

Nonperforming loans to year-end loans                        1.27%          1.03%            .48%
                                                           ======         ======          ======
Nonperforming assets to year-end loans
  and other real estate owned                                1.93%          1.69%            .56%
                                                            ======        ======          ======

Nonperforming loans increased in 2001 with the largest increase coming in commercial, financial and agricultural loans contractually past due 90 days or more. In 2001, nonaccrual loans were made up of several commercial and agricultural loans where the borrower experienced severe financial difficulties and therefore became delinquent. Nonperforming loans are subject to continuous monitoring by management and are specifically reserved for in the allowance for loan losses where appropriate. At December 31, 2001 and 2000, the Company had loans of $2,097,000 and $815,000, which were considered impaired, but performing.

At December 31, 2001, the Company had approximately $3,644,000 in commercial, financial and agricultural loans for which payments are presently current but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

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

REGULATORY MATTERS

Representatives of the Office of Financial and Insurance Services (OFIS) completed an examination at the Company's subsidiary bank using financial information as of December 31, 2000. The purpose of the examination was to determine the safety and soundness of the bank.

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

NEW ACCOUNTING PRONOUNCEMENTS

In 2001, a new accounting standard was issued that will, beginning in 2002, revise the accounting for goodwill and intangible assets. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company's current intangible assets resulted from branch acquisitions. Current interpretations issued by the Financial Accounting Standards Board (FASB) will require the amortization of the core deposit intangibles and the goodwill resulting from branch acquisitions. However, the FASB is reconsidering their interpretation and it is possible that in the future there may no longer be a requirement to amortize the goodwill resulting from branch acquisitions.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and liquidity risk. See Liquidity and Interest Rate Sensitivity, above. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices.

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2001 and 2000. The Company had no derivative financial instruments, or trading portfolio, at either date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

                                                              Principal Amount Maturing in:
                                                                                                      Fair Value
                                   2002       2003     2004      2005     2006   Thereafter   Total    12/31/01
                                   ----       ----     ----      ----     ----   ----------   ----     --------
Rate sensitive assets:
  Fixed interest rate loan       $11,330     $4,212  $14,555    $7,677   $16,520  $16,747    $71,041   $73,350
    Average interest rate           7.44%      9.01%    8.90%     9.25%     8.39%    8.82%      8.46%
  Variable interest rate
    loans                         40,421      3,103    5,945     8,167    21,191   62,667    141,494   141,494
    Average interest rate           5.66       5.71     5.75      5.84      5.92     7.31       6.65
  Fixed interest rate
    Securities                    13,152      7,686   16,531     6,298     3,513   10,318     57,498    57,498
   Average interest rate            4.66       4.88     4.13      4.32      4.02     4.41       4.43
  Variable interest rate
     securities                    4,033                                                       4,033     4,033
  Average interest rate
 Other interest bearing
   assets                          8,115                                                       8,115     8,115
    Average interest rate           1.80                                                        1.80

Rate sensitive liabilities:
  Interest bearing
    checking                     104,261                                                     104,261   104,261
    Average interest rate            .89                                                         .89
  Savings                         33,129                                                      33,129    33,129
    Average interest rate           2.27                                                        2.27
  Time deposits                   63,633     12,663    4,772     2,104         6              83,178    84,806
    Average interest rate           3.99       4.15     4.20      4.21      4.21                3.57
 Fixed interest rate
     borrowings                   23,000         78       88        90        94      650     24,000   29,669
     Average interest rate          6.47       4.57     4.57      4.57      4.57     4.57       6.39


                                                     Principal Amount Maturing in:
                                                                                                      Fair Value
                                   2000        2001    2002     2003      2004   Thereafter    Total   12/31/00
                                   ----        ----    ----     ----      ----   ----------    ----    --------
Rate sensitive assets:

  Fixed interest rate loans      $11,510     $5,997  $10,769   $11,439   $16,581  $23,127    $79,423   $78,477
    Average interest rate           8.98%      9.01%    9.03%     9.52%     9.72%    9.31%      9.12%
  Variable interest rate
    loans                         84,171      5,636    4,514     6,928    10,934    1,765    113,948   113,948
    Average interest rate           8.65       8.92     8.89      9.03      8.90     9.17       8.75
  Fixed interest rate
     securities                    9,638      7,985   11,546    11,217     2,902   10,941     54,229    54,229
    Average interest rate           5.45       5.57     5.64      5.87      5.44     5.32       5.60
  Other interest bearing
     assets                          655                                                         655       655
     Average interest rate          5.14                                                        5.14

Rate sensitive liabilities:
  Interest bearing
    checking                      82,498                                                      82,498    82,498
    Average interest rate           3.19                                                        3.19
  Passbook  saving                30,793                                                      30,793    30,793

    Average interest rate           2.40                                                        2.40

  Time deposits                   65,261      8,988    7,898     2,598        29              84,774    84,868
    Average interest rate           5.11       5.65     5.55      5.15      5.14                5.23
  Fixed interest rate
    borrowings                    13,000      2,000                                           15,000    15,000
    Average interest rate           5.32       5.77                                             5.38


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

         None.
                                    PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The following table lists the names of the directors and their ages as of February 28, 2002, their principal occupations and the year in which each became a director.

                                                                                                YEAR FIRST BECAME A
                                                     PRINCIPAL OCCUPATION(S) FOR                   DIRECTOR OF THE
     NAME OF DIRECTOR                    AGE               PAST 5  YEARS(1)                            COMPANY
     ---------------------------------------------------------------------------------------------------------------
     Marcia Albright                     37        Director of Engineering - Dana Towing                 2002
                                                   Corporation

     James P. Briskey                    68        Owner - Pittsford Grain Incorporated                  1982
                                                   (grain elevator operator)

     H. Kenneth Cole                     53        Treasurer - Hillsdale College                         1998

     William E. Galliers                 59        Co-Owner and Chief Executive Officer - G &            1993
                                                   W Display Fixtures, Inc. (manufacturer of
                                                   display fixtures)

     James T. Grohalski (1)              61        President and Chief Executive Officer of              1982
                                                   the Company and the Bank since December
                                                   31, 1998; Executive Vice President and
                                                   Chief Financial Officer of the Company and
                                                   President of the Bank from January 1, 1984
                                                   until December 31, 1998; Mr. Grohalski
                                                   joined the Bank in 1967.

     Nolan E. Hooker                     50        Owner - Hooker Oil Co. (distributor of                1991
                                                   heating oil); Co-Owner - Best American Car
                                                   Washes

     Gregory J. Hull                     53        Farmer                                                1995

     Thomas E. Kolassa                   54        Partner - Burnham Insurance Group                     1995

     James J. Morrison                   53        Chairman of the Board of Directors of the             1991
                                                   Company; Owner - Morrison & Associates
                                                   (insurance)


     Jane L. Randall                     80        Owner - Dally Tire Co. (tire distributor)             1982

     Freeman E. Riddle                   69        Owner - Spoor & Parlin, Inc. (farm                    1982
                                                   equipment)


(1) Mr. Grohalski and Jaylen Johnson are the only executive officers of the Company. Mr. Johnson, age 49, is Executive Vice-President, Chief Operating Officer, and Secretary of the Company and has held such positions since December, 2000. Mr. Johnson was a senior vice president of the Company from 1998 to 2000 and was a Vice President and cashier of the Bank from 1991 to 1998. Mr. Johnson joined the Bank in 1975. The executive officers are elected annually and serve at the pleasure of the Board of Directors.

ITEM 11.  EXECUTIVE COMPENSATION

The following table shows the total compensation received by the Company's Chief Executive Officer for the last three fiscal years. No executive officer of the Company, other than the Chief Executive Officer, received total annual salary and bonus in excess of $100,000 during the last fiscal year.

                           SUMMARY COMPENSATION TABLE

                                                                                         LONG TERM
                                                       ANNUAL  COMPENSATION             COMPENSATION
                                                       ------  ------------             ------------
                                                                                         SECURITIES           ALL OTHER
NAME AND                                                                                 UNDERLYING         COMPENSATION
PRINCIPAL POSITION                               YEAR             SALARY ($)(1)           OPTIONS              ($)(2)
-----------------------------------------------------------------------------------------------------------------------------
James T. Grohalski
President and Chief Executive Officer            2001               $163,000               2,440                 $7,689
of the Company and the Bank                      2000               $161,665                 0                   $7,844
                                                 1999               $140,570                 0                   $7,344

(1) The amounts shown include amounts deferred under the 401(k) provisions of the ESOP and the Bank's Executives' Deferred Compensation Plan.

(2) The amounts shown include the following for 2001: (i) employer contributions to accounts in the ESOP and the Deferred Compensation Plan (as defined herein) of $4,200 and $3,000 respectively for Mr. Grohalski; and (ii) $489 constituting the value of insurance premiums paid by the Bank for term life insurance for Mr. Grohalski's benefit.

Option Grant Table. The following table provides information regarding stock options granted in fiscal year 2001 to the Chief Executive Officer of the Company.

                        OPTION GRANTS IN LAST FISCAL YEAR

                                                                                                       POTENTIAL REALIZABLE
                       NO. OF SHARES    % OF TOTAL OPTIONS                                               VALUE AT ASSUMED
                         UNDERLYING         GRANTED TO                                                 ANNUAL RATES OF STOCK
                          OPTIONS            EMPLOYEES        EXERCISE PRICE                            PRICE APPRECIATION
        NAME            GRANTED (#)       IN FISCAL YEAR          ($/SH)         EXPIRATION DATE (1)      FOR OPTION TERM
        ----            -----------       --------------          ------         ------------------       ---------------
                                                                                                      5%($)         10%($)
                                                                                                      -----         ------
James T. Grohalski         2,440               32.6%              $15.32             4/17/11         $23,509        $59,575


--------

(1) The options granted to Mr. Grohalski will become exercisable on April 17, 2003. In the event the Company shall dispose of substantially all of its assets, dissolve, or consolidate or merge with any other corporation, then, the Board of Directors shall have the power to amend all outstanding options to permit the exercise of all such options prior to the effectiveness of any such transaction and to terminate such options as of such effectiveness. The option exercise price is not adjustable over the 10-year term of the options except due to stock splits and similar occurrences affecting all outstanding stock.


Aggregated Option Exercises in Last Fiscal Year and Fiscal Year-End Option Values. The following table provides information on the value of options held by the Chief Executive Officer of the Company at December 31, 2001. There were no options exercised by an officer during the fiscal year ended December 31, 2001.


                                                 NUMBER OF UNEXERCISED                VALUE OF UNEXERCISED
                                                       OPTIONS AT                    IN-THE-MONEY OPTIONS AT
                                                 DECEMBER 31, 2001 (#)                DECEMBER 31, 2001 ($)
                                                 ---------------------                ---------------------

         NAME                                EXERCISABLE      UNEXERCISABLE      EXERCISABLE       UNEXERCISABLE
         ----
         James T. Grohalski                      -0-              2,440              -0-               $317



Retirement Benefits

Officers of the Company participate in the Southern Michigan Bank & Trust Retirement Plan (the "Retirement Plan"), which has been adopted by the Bank. Under the terms of the Retirement Plan, a normal monthly retirement benefit is provided to covered employees who attain the age of 65. It provides for a normal retirement benefit after 30 years of credited service equal to 35% of a participant's actual monthly compensation based on the participant's highest consecutive five year average compensation (see column captioned "Remuneration"). For participants with less than 30 years credited service, reduced benefits are available in an amount equal to the normal retirement benefit reduced by 1/30 for each year of service less than 30. Participants are 100% vested after five years of credited service, and are subject to forfeiture upon termination of employment with credited service less than five years. The following table represents estimated normal annual benefits payable on a straight-life annuity basis upon retirement at age 65 and are not subject to deduction for social security benefits:

                               PENSION PLAN TABLE

                                          YEARS OF SERVICE
                     -----------------------------------------------------------

      REMUNERATION                25                  30                    35
--------------------------------------------------------------------------------
        $120,000               $35,000             $42,000               $42,000

        $130,000               $37,900             $45,500               $45,500

        $140,000               $40,800             $49,000               $49,000

        $150,000               $43,750             $52,500               $52,500

        $160,000               $46,700             $56,000               $56,000


James T. Grohalski has 34 years of credited service and $146,900 current covered remuneration. The Bank also has in effect a supplemental retirement arrangement in the form of an Executive Employee Salary Continuation Agreement with Mr. Grohalski under which a specified annual benefit, in addition to that provided under the Retirement Plan, is payable to the participant upon retirement at age
65. The participant is entitled to a reduced benefit if his retirement occurs between the ages of 62 and 65. No benefit is payable if the participant voluntarily terminates his employment or is discharged for cause prior to the age of 62. However, the specified benefit is payable beginning at age 65, if the participant's employment is terminated after a "change in control" of the Company, and in connection with such change, his title, responsibility or compensation is significantly lessened or the status of his employment is changed without his consent. The specified annual benefit, when added to the benefit under the Retirement Plan, is intended to be approximately equal to the benefit the participant would have received under the Retirement Plan but for a plan amendment which changed the Retirement Plan's benefit formula to comply with changes in pension laws and which substantially reduced the participants' benefits. For James T. Grohalski, the specified benefit payable upon retirement at age 65 under the supplemental retirement arrangement is $22,060 per year for 15 years. The Board of Directors may increase the benefit by not more than 2% per year prior to retirement.

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

The Company and the Bank have executed an Employment Agreement with Mr. Grohalski whereby Mr. Grohalski will serve as the President and Chief Executive Officer of the Company and the Bank (the "Employment Agreement"). The term of the Employment Agreement is for one year and it may be renewed by mutual agreement of the Company, the Bank and Mr. Grohalski. Pursuant to the Employment Agreement, commencing January 1, 2002, Mr. Grohalski's annual salary will be $167,000 plus such additional or special compensation based upon his performance as the Company's Board of Directors, in its discretion, may from time to time determine. Under the Employment Agreement, in the event that Mr. Grohalski is terminated for any reason other than for cause, or in the event of Mr. Grohalski's "voluntary termination for good reason," then, in addition to receiving the compensation and benefits under the Employment Agreement, upon the expiration of the term of the Employment Agreement, Mr. Grohalski will be entitled to monthly installments equal to 1/12th of his annual salary, commencing thirty days after expiration of the term of the Employment Agreement, until the earlier of his death, the age of 65, or the date he receives twelve monthly installments.

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

For purposes of the Employment Agreement, the term "change in control" means:
(1) the acquisition by any entity, person, or group of beneficial ownership of more than 50% of the outstanding capital stock of the Company entitled to vote in an election of directors; (2) the commencement by any entity, person, or group (other than the Company or a subsidiary of the Company) of a tender offer or an exchange offer for more than 25% of the outstanding voting stock of the Company entitled to vote in an election of directors; (3) the merger of the Company with another entity that results in the holders of the outstanding voting stock entitled to vote for the election of directors of the Company immediately prior to such merger holding less than 50% of the voting stock entitled to vote for the election of directors of the surviving or resulting corporation; (4) the transfer of substantially all of the assets of the Company other than to an entity of which the Company owns at least 80% of the voting stock entitled to vote for the election of directors; or (5) the election to the Board of Directors of the Company, without the recommendation or approval of the incumbent Board of Directors, of the lesser of three directors or directors constituting a majority of the number of directors then in office.

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

Stock Option Grants.

Executive compensation to reward past performance and to motivate future performance will also be provided through stock options granted under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan. The purpose of the plan is to encourage executive officers to maintain a long-term stock ownership position in the Company in order that their interests are aligned with those of the Company's shareholders. The Board of Directors, in its discretion, has the authority to determine participants in the plan, the number of shares to be granted and the option price and term. Consideration for stock option awards are evaluated on a subjective basis and granted to participants until an ownership position exists which is consistent with the participant's current responsibilities. 10,191 options were granted in April 2001.

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

RESPECTFULLY SUBMITTED BY THE MEMBERS OF THE COMPENSATION COMMITTEE, James J. Morrison, H. Kenneth Cole and James P. Briskey.

Director Compensation

Currently, each director of the Company whose principal occupation is not with the Company or the Bank receives an annual fee of $6,709 which will be indexed for inflation in 2002. In addition, outside directors are compensated $150 for each committee meeting attended which will also be indexed for inflation in 2002. Outside directors also participate in a bonus program based upon the achievement of growth and profitability goals. There were no bonus payments for 2001. The directors are eligible to receive stock options under the Southern Michigan Bancorp, Inc. 2000 Stock Option Plan. In 2001, 300 options were granted to each director with an exercise price of $15.32. These options have a two year vesting, and are therefore not exercisable until April of 2003.

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth, as of February 15, 2002, the names and addresses of all beneficial owners of 5% or more of the Common Stock showing the amount and nature of such beneficial ownership:

                                 NAME AND ADDRESS OF                 AMOUNT AND NATURE OF             PERCENT OF
      TITLE OF CLASS              BENEFICIAL OWNER                  BENEFICIAL OWNERSHIP(1)              CLASS
      ------------------------------------------------------------------------------------------------------------
      Common Stock             Southern Michigan Bank                          259,099(a)                 13.50%
                               & Trust
                               51 West Pearl Street
                               Coldwater, MI  49036

      Common Stock             Harvey B. Randall                               146,079(b)                 7.61%
                               8391 Old U.S. 27 South
                               Marshall, MI  49068

(1) Based upon information furnished to the Company by the beneficial owners named above. The nature of beneficial ownership for shares shown is sole voting and investment power, except as set forth below. Shares have been rounded to the nearest whole share.

         (a) Shares are held by the Trust Department of Southern Michigan Bank & Trust in various fiduciary capacities.
         (b)      Includes 146,022 shares held by Mr. Randall as trustee.

The following table sets forth, as of February 15, 2002, the total number of shares of the Common Stock beneficially owned, and the percent of such shares so owned, by each director and by all directors and executive officers of the Company as a group.

      NAME OF BENEFICIAL OWNER OR NUMBER OF          AMOUNT AND NATURE OF             TOTAL        PERCENT OF
      PERSONS IN GROUP                              BENEFICIAL OWNERSHIP(1)                           CLASS
      -------------------------------------------------------------------------------------------------------------
      Marcia Albright                                         55(a)                        55           (2)

      James P. Briskey                                       14,178                    28,357          1.48
                                                             14,179 (a)

      H. Kenneth Cole                                           381                       381           (2)

      William E. Galliers                                     4,145 (a)                 4,145           (2)

      James T. Grohalski(3)                                  12,631 (b)                12,631           (2)

      Nolan E. Hooker                                         1,044 (a)                 1,196           (2)

                                                                152

      Gregory J. Hull                                         1,797 (a)                 1,797           (2)

      Thomas E. Kolassa                                       2,246 (a)                 2,246           (2)

      James J. Morrison                                       2,042                     4,804           (2)
                                                              2,762 (a)

      Jane L. Randall                                         6,235 (c)                 6,235           (2)

      Freeman E. Riddle                                       4,554                     7,000           (2)
                                                              2,446 (a)

      All directors and executive officers as a              73,925                    73,925           3.95%
      group (12 persons)

         (1) Based upon information furnished to the Company by the individual named and the members of the designated group. The nature of beneficial ownership for shares shown is sole voting and investment power except as set forth below. Shares have been rounded to the nearest whole share.

                  (a)      Shared voting and investment power.

                  (b) Includes 11,746 shares held by the Bank's Employee Stock Ownership Plan (the "ESOP") as to which Mr. Grohalski has voting power only.

                  (c)      Shares indicated are held as trustee.

         (2)      Less than one percent (1%).

         (3)      Mr. Grohalski is an executive officer of the Company.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Directors and officers of the Company and their associates were customers of, and had transactions with the Bank in the ordinary course of business during 2001. All loans and commitments included in such transactions were made in the ordinary course of business on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than the normal risk of collectibility or present other unfavorable features.

                                     PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company are filed as a part of this report and are included herewith beginning on page FS-1:


                  - Report of Crowe, Chizek and Company LLP, independent auditors

                  -        Consolidated Balance Sheets - December 31, 2001 and
                           2000

                  - Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2001, 2000 and 1999

                  - Consolidated Statements of Income - Years ended December 31, 2001, 2000 and 1999

                  - Consolidated Statements of Cash Flows - Years ended December 31, 2001, 2000 and 1999

                  -        Notes to Consolidated Financial Statements - December
                           31, 2001

         (a)(2)   Not applicable.

         (a)(3)   Exhibits (Numbered in accordance with Item 601 of Regulation
                  S-K).


                 Exhibit No.                    Description of Exhibit

                 Exhibit 2          Not applicable.

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

                 Exhibit 10(c) Employment Agreement dated January 1, 2002 by and between the Bank and the Company and James T. Grohalski.

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

                 Exhibit 18         Not applicable.

                 Exhibit 21         Subsidiaries of the Company.

                 Exhibit 22         Not applicable.

                 Exhibit 23         Consent of Independent Auditors.

                 Exhibit 24         Not applicable.

                 Exhibit 27         Not applicable.

         (b) No reports were filed on Form 8-K in the last quarter of the period covered by this report.

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

The Company will furnish to the Security Holders of the Company an annual report and proxy materials for its 2002 annual meeting of its shareholders subsequent to the filing of this Form 10-K.

  (The remainder of this page is intentionally blank. The next page is FS-1).

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT AUDITORS


                      [CROWE, CHIZEK AND COMPANY LLP LOGO]



Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan


We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 2001 and 2000 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 2001 and 2000 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2001 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note C, on July 1, 1999 the Company changed its method of accounting for derivative instruments and hedging activities to comply with new accounting guidance.




                                             Crowe, Chizek and Company LLP
South Bend, Indiana
February 8, 2002

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)


                                                                                               December 31,
                                                                                            2001           2000
                                                                                        ---------------------------
ASSETS
Cash                                                                                    $     3,448     $     3,769
Due from banks                                                                               19,984          14,720
                                                                                        ---------------------------
     Cash and cash equivalents                                                               23,432          18,489
Securities available for sale                                                                61,531          51,475
Loans, net of allowance for loan losses $2,065 - 2001 ($2,096 - 2000)                       210,470         212,309
Premises and equipment                                                                        7,868           7,619
Accrued interest receivable                                                                   2,310           3,062
Net cash surrender value of life insurance                                                    5,732           5,507
Other assets                                                                                  5,753           5,178
                                                                                        ---------------------------
     TOTAL ASSETS                                                                       $   317,096     $   303,639
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                           $    40,515     $    37,677
         Interest bearing                                                                   220,568         207,753
                                                                                        ---------------------------
              Total deposits                                                                261,083         245,430
     Accrued expenses and other liabilities                                                   4,943           3,520
     Federal funds purchased                                                                      0           4,000
     Other borrowings                                                                        24,000          25,000
                                                                                        ---------------------------
                                                                                            290,026         277,950

Common stock subject to repurchase obligation in Employee Stock Ownership Plan,
  shares outstanding - 98,549 in 2001 (109,438 in 2000)                                       1,523           1,478

Shareholders' equity
     Preferred stock, 100,000 shares authorized; none issued or outstanding
     Common stock, $2.50 par value:
         Authorized - 4,000,000 shares
         Issued - 1,920,651 shares in 2001 (1,940,502 in 2000)
         Outstanding - 1,822,102 shares in 2001 (1,831,064 in 2000)                           4,555           4,578
     Additional paid-in capital                                                               9,652          10,072
     Retained earnings                                                                       11,528           9,964
     Accumulated other comprehensive income                                                     400             185
     Unearned Employee Stock Ownership Plan shares                                             (588)           (588)
                                                                                        ---------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                          25,547          24,211
                                                                                        ---------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   317,096     $   303,639
                                                                                        ===========================



See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)

                                                                                        Accumulated
                                                                                           Other
                                                               Additional                 Compre-      Unearned
                                                   Common        Paid-In     Retained     hensive        ESOP
                                                    Stock        Capital     Earnings  Income (Loss)    Shares       TOTAL
                                                -------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 1999                      $     4,305  $     3,863  $    11,505  $       260  $      (588)  $    19,345

Net income for 1999                                                             3,300                                   3,300
Cash dividends declared - $.68 per share                                       (1,373)                                 (1,373)
10% stock dividend issued (179,024
  shares)                                               447        5,036       (5,483)
Common stock repurchased and
  retired (82,442 shares)                              (206)      (2,466)                                              (2,672)
Change in common stock subject
  to repurchase                                          51        1,988                                                2,039
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                   (649)                     (649)
                                                -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 1999                          4,597        8,421        7,949         (389)        (588)       19,990

Net income for 2000                                                             3,375                                   3,375
Cash dividends declared - $.70 per share                                       (1,360)                                 (1,360)
Common stock repurchased and
  retired (28,757 shares)                               (72)        (808)                                                (880)
Change in common stock subject
  to repurchase                                          53        2,459                                                2,512
Net change in unrealized gain (loss) on
  available for sale securities, net of
      tax                                                                                      574                        574
                                                -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2000                          4,578       10,072        9,964          185         (588)       24,211

Net income for 2001                                                             2,744                                   2,744
Cash dividends declared - $.61 per share                                       (1,180)                                 (1,180)
Common stock repurchased and
  retired (19,851 shares)                               (50)        (348)                                                (398)
Change in common stock subject
  to repurchase                                          27          (72)                                                 (45)
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                    215                        215
                                                -----------------------------------------------------------------------------

BALANCE AT DECEMBER 31, 2001                    $     4,555  $     9,652  $    11,528  $       400  $      (588)  $    25,547
                                                =============================================================================

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)

                                                                                   Year ended December 31,
                                                                            2001            2000           1999
                                                                         ------------------------------------------
Interest income:
     Loans, including fees                                               $    18,466    $    20,102     $    16,577
     Securities:
         Taxable                                                               2,360          2,212           2,235
         Tax-exempt                                                              862            908           1,132
                                                                         ------------------------------------------
                                                                               3,222          3,120           3,367
     Other                                                                        36             23             107
                                                                         ------------------------------------------
         Total interest income                                                21,724         23,245          20,051
Interest expense:
     Deposits                                                                  7,895          8,912           7,738
     Other                                                                     1,750          1,785             697
                                                                         ------------------------------------------
         Total interest expense                                                9,645         10,697           8,435
                                                                         ------------------------------------------
NET INTEREST INCOME                                                           12,079         12,548          11,616
Provision for loan losses                                                      1,250            700             852
                                                                         ------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                           10,829         11,848          10,764

Non-interest income:
     Service charges on deposit accounts                                       1,062          1,102           1,064
     Trust fees                                                                  565            535             486
     Securities gains (losses)                                                   529             (3)
     Net gains on loan sales                                                   1,161            533             758
     Earnings on life insurance assets                                           253            247             208
     Other                                                                       461            614             509
                                                                         ------------------------------------------
                                                                               4,031          3,028           3,025
Non-interest expense:
     Salaries and employee benefits                                            5,275          4,803           4,569
     Occupancy                                                                   843            820             854
     Equipment                                                                 1,195          1,040             979
     Printing, postage and supplies                                              413            409             385
     Advertising and marketing                                                   316            271             287
     Professional and outside services                                           690          1,032             428
     Other                                                                     2,509          1,947           1,982
                                                                         ------------------------------------------
                                                                              11,241         10,322           9,484
                                                                         ------------------------------------------
Income before income taxes                                                     3,619          4,554           4,305
Federal income taxes                                                             875          1,179           1,005
                                                                         ------------------------------------------
NET INCOME                                                                     2,744          3,375           3,300
Other comprehensive income:
     Unrealized gains (losses) on securities arising during the year             854            866          (1,599)
     Net cumulative effect of adopting new accounting principle                                                 616
     Reclassification adjustment for accumulated  (gains) losses
       included in net income                                                   (529)             3
     Tax effect                                                                 (110)          (295)            334
                                                                         ------------------------------------------
     Other comprehensive income (loss)                                           215            574            (649)
                                                                         ------------------------------------------

COMPREHENSIVE INCOME                                                     $     2,959    $     3,949     $     2,651
                                                                         ==========================================

BASIC AND DILUTED EARNINGS PER COMMON SHARE                              $      1.43    $      1.75     $      1.64
                                                                         ==========================================


See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

                                                                                   Year ended December 31,
                                                                            2001            2000           1999
                                                                         ------------------------------------------
OPERATING ACTIVITIES
     Net income                                                          $     2,744    $     3,375     $     3,300
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                             1,250            700             852
         Depreciation                                                            900            741             711
         Net amortization of investment securities                               121             45             206
         Net realized (gains) losses on sales and calls of securities           (529)             3
         Loans originated for sale                                           (55,835)       (18,805)        (27,348)
         Proceeds on loans sold                                               56,157         19,305          27,773
         Net gains on loan sales                                              (1,161)          (533)           (758)
         Net realized (gain) loss on disposal of fixed  assets                     8            (25)
         Net change in:
              Accrued interest receivable                                        752           (620)            (24)
              Other assets                                                      (685)        (1,560)           (607)
              Accrued expenses and other liabilities                           1,447            (13)            481
                                                                         ------------------------------------------
         Net cash from operating activities                                    5,169          2,613           4,586

INVESTING ACTIVITIES
     Net decrease in federal funds sold
     Activity in available-for-sale securities:
         Sales                                                                12,559            997           4,000
         Maturities and calls                                                 22,570         12,731          19,238
         Purchases                                                           (44,452)       (10,153)        (19,387)
     Activity in held-to-maturity securities:
         Maturities and calls                                                                                12,625
     Increase in net cash surrender value of life insurance                     (225)          (256)           (225)
     Loan originations and payments, net                                       1,428        (21,737)        (30,481)
     Proceeds from sale of premises and equipment                                 15            206
     Additions to premises and equipment                                      (1,172)        (1,836)           (380)
                                                                         ------------------------------------------
         Net cash from investing activities                                   (9,277)       (20,048)        (14,610)

FINANCING ACTIVITIES
     Net change in deposits                                                   15,653         12,127             (58)
     Net change in federal funds purchased                                    (4,000)         4,000
     Proceeds from other borrowings                                           (1,000)        10,000          10,000
     Cash dividends paid                                                      (1,204)        (1,369)         (1,428)
     Repurchase of common stock                                                 (398)          (880)         (2,672)
                                                                         ------------------------------------------
         Net cash from financing activities                                    9,051         23,878           5,842
                                                                         ------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                        4,943          6,443          (4,182)
Beginning cash and cash equivalents                                           18,489         12,046          16,228
                                                                         ------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                         $    23,432    $    18,489     $    12,046
                                                                         ==========================================

Transfers of securities from held to maturity
  to available for sale                                                  $         -    $         -     $    19,747
Cash paid for interest                                                   $     9,825    $    10,687     $     8,397

See accompanying notes to consolidated financial statements.

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

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, deferred income tax provisions, fair values of certain securities and other financial instruments and the actuarial present value of pension benefit obligations, net periodic pension expense and accrued pension costs.

SECURITIES: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income and shareholders' equity, net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loans is necessarily subjective. Accordingly, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

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

PREMISES AND EQUIPMENT: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using accelerated methods over their estimated useful lives. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized. Land is carried at cost.

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

GOODWILL AND CORE DEPOSIT INTANGIBLES: Goodwill is the excess of purchase price over identified net assets in business acquisitions. Goodwill is currently amortized on the straight-line method over 15 years. Identified intangibles represent the value of depositor relationships purchased and are amortized on accelerated methods over 10 years. Goodwill and identified intangibles are assessed for impairment based on estimated undiscounted cash flows, and written down if necessary. Goodwill was $620,000 and $682,000 and core deposit intangibles were $189,000 and $320,000 at December 31, 2001 and 2000, respectively. These balances are included in other assets.

OTHER REAL ESTATE: Other real estate was $1,406,000 and $1,415,000 at December 31, 2001 and 2000 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at the lower of cost or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of cost or fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and changes in the valuation allowance are reported in other expense.

STOCK COMPENSATION: Employee compensation expense under stock option plans is reported if options are granted below market price at grant date. Pro forma disclosures of net income and earnings per share are shown using the fair value method of SFAS No. 123 to measure expense for options granted after 1994, using an option pricing model to estimate fair value.

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

CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, real estate and installment loans to customers mainly in Southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 62% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 28% of the loan portfolio and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 10% of the loan portfolio and are primarily collateralized by consumer assets.

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

NEW ACCOUNTING PRONOUNCEMENT: A new accounting standard requires all business combinations to be recorded using the purchase method of accounting for any transaction initiated after June 30, 2001. Under the purchase method, all identifiable tangible and intangible assets and liabilities of the acquired company must be recorded at fair value at date of acquisition, and the excess of cost over fair value of net assets acquired is recorded as goodwill. Identifiable intangible assets must be separate from goodwill. Identifiable intangible assets with finite useful lives will be amortized under the new standard, whereas goodwill, both amounts previously recorded and future amounts purchased, will cease being amortized starting in 2002. Annual impairment testing will be required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company's current intangible assets resulted from branch acquisitions. Current interpretations issued by the Financial Accounting Standards Board (FASB) will require the amortization of the core deposit intangibles and the goodwill resulting from branch acquisitions. However, the FASB is reconsidering their interpretation and it is possible that in the future there may no longer be a requirement to amortize the goodwill resulting from branch acquisitions.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management charged $220,000 against earnings in 2001 representing the Company's estimate as of December 31, 2001 of the potential liability arising out of litigation involving the Bank's trust department. In February of 2002, the Company resolved the litigation which will not result in any additional material losses to the Company.

RECLASSIFICATIONS: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended is presented below:

                                                                            2001            2000           1999
                                                                            ----            ----           ----
BASIC EARNINGS PER COMMON SHARE

     Net income (in thousands)                                           $     2,744    $     3,375     $     3,300
                                                                         ==========================================

     Weighted average common shares outstanding                            1,937,844      1,947,384       2,027,015

     Less:  Unallocated ESOP shares                                          (15,400)       (15,400)        (15,400)
                                                                         ------------------------------------------

     Weighted average common shares outstanding for basic
       earnings per common share                                           1,922,444      1,931,984       2,011,615
                                                                         ==========================================

     Basic earnings per common share                                     $      1.43    $      1.75     $      1.64
                                                                         ==========================================

DILUTED EARNINGS PER COMMON SHARE

     Net income (in thousands)                                           $     2,744    $     3,375     $     3,300
                                                                         ==========================================

     Weighted average common shares outstanding for basic
         earnings per common share                                         1,922,444      1,931,984       2,011,615

     Add:  Dilutive effects of assumed exercises of stock options                121              -               -
                                                                         ------------------------------------------

     Average shares and dilutive potential
       of common shares outstanding                                        1,922,515      1,931,984       2,011,615
                                                                         ==========================================

     Diluted earnings per common share                                   $      1.43    $      1.75     $      1.64
                                                                         ==========================================

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - SECURITIES

Year end investment securities were as follows (in thousands):

                                                                            GROSS           GROSS
                                                           AMORTIZED     UNREALIZED      UNREALIZED        FAIR
AVAILABLE FOR SALE, 2001                                     COST           GAINS          LOSSES          VALUE
                                                          ---------------------------------------------------------
U.S. Treasury and Government agencies                     $    21,156    $       324    $        (4)    $    21,476
States and political subdivisions                              30,098            293            (69)         30,322
Corporate securities                                            4,410             35                          4,445
Mortgage-backed securities                                      1,473             22                          1,495
                                                          ---------------------------------------------------------
Total debt securities                                          57,137            674            (73)         57,738
Equity securities                                               3,789              4                          3,793
                                                          ---------------------------------------------------------
TOTAL                                                     $    60,926    $       678    $       (73)    $    61,531
                                                          =========================================================

Included above are $4,033,000 in floating rate securities that are putable on a weekly basis.


                                                                            GROSS           GROSS
                                                           AMORTIZED     UNREALIZED      UNREALIZED        FAIR
AVAILABLE FOR SALE, 2000                                     COST           GAINS          LOSSES          VALUE
                                                          ---------------------------------------------------------
U.S. Treasury and Government agencies                     $    19,023    $       160    $       (20)    $    19,163
States and political subdivisions                              22,575            176            (14)         22,737
Corporate securities                                            6,031            102            (79)          6,054
Mortgage-backed securities                                      2,283                           (45)          2,238
                                                          ---------------------------------------------------------
Total debt securities                                          49,912            438           (158)         50,192
Equity securities                                               1,283                                         1,283
                                                          ---------------------------------------------------------
TOTAL                                                     $    51,195    $       438    $      (158)    $    51,475
                                                          =========================================================

There were no securities held to maturity as of December 31, 2001 or 2000.

Sales of available for sale securities were (in thousands):

                                                                            2001            2000           1999
                                                                         ------------------------------------------
         Proceeds                                                        $    12,559    $       997     $        0
         Gross gains                                                             545              1              0
         Gross losses                                                            (44)            (4)             0

Contractual maturities of debt securities at year-end 2001 were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                          AMORTIZED        FAIR
                                                                                            COST           VALUE
                                                                                        ---------------------------
         Due in one year or less                                                        $    14,187     $    14,330
         Due from one to five years                                                          32,722          33,118
         Due from five to ten years                                                           5,784           5,832
         Due after ten years                                                                  2,971           2,963
         Mortgage-backed securities                                                           1,473           1,495
                                                                                        ---------------------------
                                                                                        $    57,137     $    57,738
                                                                                        ===========================

Securities with a carrying value of $ 0 and $20,407,000 as of December 31, 2001 and 2000, respectively, were pledged to secure FHLB borrowings. Securities with a carrying value of $13,047,000 and $2,355,000 were pledged as collateral for public deposits and for other purposes in 2001 and 2000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C - SECURITIES (CONTINUED)


Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2001 and 2000, the amortized cost of securities issued by the state of Michigan and all its political subdivisions totaled $10,455,000 and $11,079,000 with an estimated market value of $10,563,000 and $11,511,000, respectively.

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

NOTE D - LOANS

Loans at year-end were as follows (in thousands):

                                                                                            2001           2000
                                                                                        ---------------------------
         Commercial                                                                     $   130,903     $   112,748
         Consumer                                                                            22,118          31,411
         Real estate mortgage                                                                57,651          69,222
         Loans held for sale, net of valuation allowance of $-0- in 2001 and 2000             1,863           1,024
                                                                                        ---------------------------
                                                                                            212,535         214,405
         Less allowance for loan losses                                                      (2,065)         (2,096)
                                                                                        ---------------------------
         LOANS, NET                                                                     $   210,470     $   212,309
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

                                                                                            2001           2000
                                                                                        ---------------------------
         Balance at January 1                                                           $     4,113     $     4,502
         New loans                                                                            6,294           5,807
         Repayments                                                                          (6,341)         (5,766)
         Other changes, net                                                                    (254)           (430)
                                                                                        ---------------------------
         BALANCE AT DECEMBER 31                                                         $     3,812     $     4,113
                                                                                        ===========================

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $46,690,000 and $72,920,000 at December 31, 2001 and 2000, respectively.

Activity for capitalized mortgage servicing rights was as follows (in thousands):

                                                                            2001            2000           1999
                                                                         ------------------------------------------
         Balance at January 1                                            $       780    $       796     $       595
         Additions                                                                 -            184             377
         Amortized to expense                                                   (356)          (200)           (176)
                                                                         ------------------------------------------
         BALANCE AT DECEMBER 31                                          $       424    $       780     $       796
                                                                         ==========================================

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2001, 2000 or 1999.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E - ALLOWANCES FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

                                                                            2001            2000           1999
                                                                         ------------------------------------------
         Balance at January 1                                            $     2,096    $     2,132     $     2,026
         Provision for loan losses                                             1,250            700             852
         Loans charged off                                                    (1,765)          (942)         (1,050)
         Recoveries                                                              484            206             304
                                                                         ------------------------------------------
         Net charge-offs                                                      (1,281)          (736)           (746)
                                                                         ------------------------------------------

         BALANCE AT DECEMBER 31                                          $     2,065    $     2,096     $     2,132
                                                                         ==========================================

                                                                                           2001           2000
                                                                                        ---------------------------
Information regarding impaired loans follows:
         Year end loans with allowance for loan losses allocated                        $     3,405     $     2,312
         Year end loans with no allowance for loan losses allocated                           1,102             421
                                                                                        ---------------------------

         Total impaired loans                                                           $     4,507     $     2,733
                                                                                        ===========================

         Amount of allowance allocated to these loans                                           845     $       850

                                                                            2001            2000           1999
                                                                         ------------------------------------------
         Average balance of impaired loans during the year               $     5,950    $     3,121     $     2,415

         Cash basis interest income recognized during the year           $       267    $       275     $       191

         Interest income recognized during the year                      $       233    $       257     $       200


NOTE F - PREMISES AND EQUIPMENT

Premises and equipment consist of (in thousands):

                                                                                            2001           2000
                                                                                        ---------------------------
         Land                                                                           $       786     $       786
         Buildings and improvements                                                           8,897           8,782
         Equipment                                                                            4,907           3,959
                                                                                        ---------------------------
                                                                                             14,590          13,527
         Less accumulated depreciation                                                        6,722           5,908
                                                                                        ---------------------------
         TOTALS                                                                         $     7,868     $     7,619
                                                                                        ===========================

Depreciation and amortization expense charged to operations was approximately $900,000, $741,000 and $711,000 in 2001, 2000 and 1999, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE G - DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):


                                                                                            2001           2000
                                                                                        ---------------------------
         Non-interest bearing checking                                                  $    40,515     $    37,677
         Interest bearing checking                                                           40,640          39,222
         Passbook savings                                                                    31,085          29,799
         Money market accounts                                                               63,621          46,253
         Time deposits                                                                       83,178          90,289
         Other deposits                                                                       2,044           2,190
                                                                                        ---------------------------
         TOTALS                                                                         $   261,083     $   245,430
                                                                                        ===========================


The carrying amount of time deposits over $100,000 was $26,027,000 and $29,512,000 at December 31, 2001 and 2000, respectively. Interest expense on time deposits over $100,000 was $1,737,000, $1,482,000 and $1,263,000 for the
years ended December 31, 2001, 2000 and 1999, respectively.

At year-end, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

         2002                                                                           $    63,633
         2003                                                                                12,663
         2004                                                                                 4,772
         2005                                                                                 2,104
         2006                                                                                     6
                                                                                        -----------
         TOTALS                                                                         $    83,178
                                                                                        ===========

Related party deposits were $2,047,000 and $1,934,000 at December 31, 2001 and 2000, respectively.


NOTE H - OTHER BORROWINGS

Other borrowings represents advances obtained by the Bank from the Federal Home Loan Bank (FHLB) of Indianapolis. $23,000,000 of the advances have fixed interest rates ranging from 5.71% to 6.89% until the stated call dates ranging from February 20, 2001 to July 5, 2005. On the stated call dates, the FHLB will have the option to convert the advances to a periodic adjustable rate and will continue to have this option quarterly thereafter. The advances may not be prepaid by the Bank prior to the FHLB exercising its option to convert the advances to an adjustable rate. The remaining $1,000,000 FHLB advance is at a fixed rate of 4.57% with principal payments beginning in December of 2003 and continuing through December of 2013. The advances are secured by a blanket collateral agreement with the FHLB which gives the FHLB an unperfected security interest in the Bank's one-to-four family mortgage loans. Eligible FHLB collateral at December 31, 2001 and 2000 was approximately $43,000,000 and $73,000,000.

At year-end 2001, scheduled principal reductions on these advances were as follows for the years ending December 31 (in thousands):

         2002                                                                           $     3,000
         2003                                                                                    78
         2004                                                                                10,088
         2005                                                                                10,090
         2006                                                                                    94
         Thereafter                                                                             650
                                                                                        -----------
              TOTAL FHLB ADVANCES                                                       $    24,000
                                                                                        ===========

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE I - INCOME TAXES

Income tax expense consists of:

                                                                            2001            2000           1999
                                                                         ------------------------------------------
         Current                                                         $     1,096    $     1,100     $     1,021
         Deferred                                                               (221)            79             (16)
                                                                         ------------------------------------------
         TOTALS                                                          $       875    $     1,179     $     1,005
                                                                         ==========================================


Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):

                                                                            2001            2000           1999
                                                                         ------------------------------------------
Statutory rates                                                          $     1,230    $     1,548     $     1,464
Tax-exempt interest income                                                      (267)          (288)           (358)
Increase in net cash surrender value of life insurance policies                  (89)           (87)            (77)
Other items, net                                                                   1              6             (24)
                                                                         ------------------------------------------
TOTALS                                                                   $       875    $     1,179     $     1,005
                                                                         ==========================================

Year-end deferred tax assets and liabilities consist of (in thousands):


                                                                                            2001           2000
                                                                                        ---------------------------
Deferred tax assets:
Allowance for loan losses                                                               $       476     $       484
Deferred compensation and supplemental retirement liability                                     605             574
Intangible asset amortization                                                                    96              69
Pension liability                                                                                70              90
Other                                                                                            25               -
                                                                                        ---------------------------
Totals                                                                                        1,272           1,217

Deferred tax liabilities:
Net unrealized appreciation on available for sale securities                                    205              95
Mortgage servicing rights                                                                       144             265
Other                                                                                            15              60
                                                                                        ---------------------------
Totals                                                                                          364             420
                                                                                        ---------------------------
NET DEFERRED TAX ASSET                                                                  $       908     $       797
                                                                                        ===========================

The Company made income tax payments of $1,102,000 in 2001, $965,000 in 2000 and $1,160,000 in 1999. An allowance against the net deferred tax asset was not considered necessary at December 31, 2001 or 2000.


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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - BENEFIT PLANS (CONTINUED)

Information about the pension plan was as follows (in thousands):

                                                                                            2001           2000
                                                                                        -----------------------
Change in benefit obligation:
     Beginning benefit obligation                                                       $    (1,510)    $    (1,415)
     Service cost                                                                              (120)           (113)
     Interest cost                                                                             (107)            (99)
     Actuarial (gain) loss                                                                        3            (122)
     Benefits paid                                                                               89             239
                                                                                        ---------------------------
     Ending benefit obligation                                                          $    (1,645)    $    (1,510)
                                                                                        ===========================

Change in plan assets, at fair value:
     Beginning plan assets                                                              $     1,527     $     1,772
     Actual return                                                                             (103)            (86)
     Employer contribution                                                                      144              80
     Benefits paid                                                                              (89)           (239)
                                                                                        ---------------------------
     Ending plan assets                                                                 $     1,479     $     1,527
                                                                                        ===========================

Net amount recognized:
     Funded status                                                                      $      (166)    $        17
     Unrecognized net actuarial gain                                                            (30)           (273)
     Unrecognized transition obligation                                                           6               9
     Unrecognized prior service cost                                                             12              25
                                                                                        ---------------------------
     Accrued pension cost                                                               $      (178)    $      (222)
                                                                                        ===========================

The components of pension expense and related actuarial assumptions were as follows:

                                                                            2001            2000           1999
                                                                         ------------------------------------------
Components of net periodic benefit cost:
     Service cost                                                        $       120    $       113     $       133
     Interest cost                                                               108             99             134
     Expected return on plan assets                                             (129)          (137)           (153)
     Net amortization and deferral                                                 -             (6)             16
                                                                         ------------------------------------------
     Net periodic benefit cost                                           $        99    $        69     $       130
                                                                         ==========================================

Discount rate on benefit obligation                                             7.0%           7.0%            7.0%
Long-term expected rate of return on plan assets                                8.0%           8.0%            8.0%
Rate of compensation increase                                                   3.0%           3.0%            3.0%

The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan sponsor. Costs charged to operations for contributions to the plan totaled $91,000, $73,000 and $78,000 in 2001, 2000 and 1999. During 2000, the Company amended its ESOP plan to adopt 401(k) provisions allowing for employee salary deferrals to purchase mutual funds. Company matching is provided in Company stock. Substantially all employees have converted their ESOP accounts to the amended plan.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J - BENEFIT PLANS (CONTINUED)

Shares held by the ESOP at year-end are as follows:

                                                                                            2001           2000
                                                                                        ---------------------------
         Allocated shares                                                                    98,549         109,438
         Unallocated shares                                                                  15,400          15,400
                                                                                        ---------------------------

         TOTAL ESOP SHARES                                                                  113,949         124,838
                                                                                        ===========================


The fair value of the allocated shares held by the ESOP is approximately $1,523,000 and $1,478,000 at December 31, 2001 and 2000, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity.

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Deferred compensation expense was $204,000, $216,000 and $218,000 in 2001, 2000 and 1999. The liability for vested benefits was $1,548,000 and $1,467,000 at December 31, 2001 and 2000, respectively.


NOTE K - STOCK OPTIONS

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan total 110,000. Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors. The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine. A total of 10,191 options were granted in 2001.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K - STOCK OPTIONS (CONTINUED)

A summary of the activity in the plan is as follows for the year ended December 31, 2001.

                                                                                                          WEIGHTED
                                                                                                           AVERAGE
                                                                                                          EXERCISE
                                                                                          SHARES            PRICE
                                                                                        ---------------------------
         Outstanding at beginning of year                                                       -         $       -
         Granted                                                                           10,191             15.32
         Exercised                                                                              -                 -
         Forfeited                                                                            311             15.32
                                                                                        ---------         ---------
         Outstanding at end of year                                                         9,880         $   15.32
                                                                                        =========         =========

         Options exercisable at year-end                                                        -                 -
         Weighted-average fair value of
           options granted during year                                                  $    2.55



Options outstanding at year-end 2001 were as follows.

                                                                      OUTSTANDING               EXERCISABLE
                                                                      -----------               -----------
                                                                           WEIGHTED AVERAGE               WEIGHTED
                                                                               REMAINING                   AVERAGE
                                                                              CONTRACTUAL                 EXERCISE
              RANGE OF EXERCISE PRICES                         NUMBER            LIFE         NUMBER        PRICE
              ----------------------------------------------------------------------------------------------------
                 $15 - $16                                        9,880         9.33 years          -         -

Had compensation cost for stock options been measured using FASB Statement No. 123, net income and earnings per share would have been the pro forma amounts indicated below for the year ended December 31, 2001.

         Net income as reported                                               $    2,744
         Pro forma net income                                                      2,737

         Basic earnings per share as reported                                       1.43
         Pro forma basic earnings per share                                         1.42

         Diluted earnings per share as reported                                     1.43
         Pro forma diluted earnings per share                                       1.42

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

         Risk-free interest rate                                                     5.00%
         Expected option life                                                        6.00 years
         Expected stock price volatility                                            19.04%
         Dividend yield                                                              3.95%

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L - COMMITMENTS

There are various commitments which arise in the normal course of business, such as commitments under commercial letters of credit, standby letters of credit and commitments to extend credit. Accounting principles generally accepted in the United States of America recognize these transactions as contingent liabilities and accordingly, they are not reflected in the accompanying financial statements. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management's credit assessment of the customer.

At December 31, 2001 and 2000, respectively, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $0 and $147,000.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2001 and 2000, respectively, commitments under outstanding standby letters of credit were $183,000 and $480,000.

Loan commitments outstanding to extend credit are detailed below (in thousands):

                                                                                            2001           2000
                                                                                        ---------------------------
     Fixed rate                                                                        $      3,359    $      2,963
     Variable rate                                                                           44,091          35,093
                                                                                       ----------------------------
     TOTALS                                                                            $     47,450    $     38,056
                                                                                       ============================

The fixed rate commitments have stated interest rates ranging from 4.75% to 10.00%. The terms of the above commitments range from 1 to 60 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

At December 31, 2001, the Company had line of credit agreements with LaSalle Bank and Fifth Third Bank for $4,000,000 and $750,000, respectively. The balances on these lines were $0 at December 31, 2001. The line of credit at LaSalle Bank is secured by Bank stock.

At December 31, 2001, the Bank had line of credit agreements with Fifth Third Bank, Bank One and Federal Home Loan Bank for $5,500,000, $7,000,000 and $4,000,000, respectively. The balances on these lines were $0 at December 31, 2001.


NOTE M - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

Banking laws and regulations restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. At December 31, 2001, approximately $7,015,000 of the subsidiaries' retained earnings is available for transfer in the form of dividends without prior regulatory approval.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):

Balance Sheets                                                                                 December 31,
                                                                                            2001           2000
                                                                                        ---------------------------
ASSETS
Cash                                                                                    $         2     $         1
Securities available for sale                                                                 1,708           2,944
Investment in subsidiary                                                                     24,594          22,243
Premises and equipment                                                                        1,078           1,109
Other                                                                                           601             295
                                                                                        ---------------------------
TOTAL ASSETS                                                                            $    27,983     $    26,592
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                                                       $       307     $       331
Other liabilities                                                                               606             572
Common stock subject to repurchase obligation in ESOP                                         1,523           1,478
Shareholders' equity                                                                         25,547          24,211
                                                                                        ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    27,983     $    26,592
                                                                                        ===========================

Statements of Income                                                               Year ended December 31,
                                                                            2001            2000           1999
                                                                         ------------------------------------------
Dividends from Bank                                                      $       457    $     1,415     $     3,718
Interest income                                                                  105            151             154
Other income                                                                     240            249             269
Other expenses                                                                  (177)          (500)            (98)
                                                                         ------------------------------------------
                                                                                 625          1,315           4,043
Federal income tax (expense) benefit                                             (31)            71             (35)
                                                                         ------------------------------------------
                                                                                 594          1,386           4,008
Equity in undistributed (excess) distributed net income of
  subsidiary                                                                   2,150          1,989            (708)
                                                                         ------------------------------------------
NET INCOME                                                                     2,744          3,375           3,300

Net change in unrealized gains (losses) on securities
  available for sale                                                             215            574            (649)
                                                                         ------------------------------------------
Other comprehensive income                                                       215            574            (649)
                                                                         ------------------------------------------
COMPREHENSIVE INCOME                                                     $     2,959    $     3,949     $     2,651
                                                                         ==========================================


Statements of Cash Flows                                                           Year ended December 31,
                                                                            2001            2000           1999
                                                                         ------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $     2,744    $     3,375     $     3,300
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in (undistributed)/excess distributed net income of
       subsidiary                                                             (2,150)        (1,989)            708
     Depreciation                                                                 31             34              35
     Net amortization of investment securities                                    10             22              25
     Net realized gain on disposal of fixed assets                                             (150)
     Other                                                                      (279)           329              54
                                                                         ------------------------------------------
Net cash from operating activities                                               356          1,621           4,122

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE N - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL
  INFORMATION (CONTINUED)

Statements of Cash Flows (continued)                                               Year ended December 31,
                                                                            2001            2000           1999
                                                                         ----------------------------------------
INVESTING ACTIVITIES
Activity in available for sale investment securities:
     Proceeds from sales of investment securities                                               799
     Maturities and calls                                                      1,757            516           776
     Purchases                                                                  (510)          (986)         (717)
Proceeds from sale of premises and equipment                                                    204
Additions to premises and equipment                                                              (1)
                                                                         ----------------------------------------
Net cash from investing activities                                             1,247            532            59

FINANCING ACTIVITIES
Common stock issued
Cash dividends paid                                                           (1,204)        (1,369)       (1,428)
Repurchase of common stock                                                      (398)          (880)       (2,672)
                                                                         ----------------------------------------
Net cash from financing activities                                            (1,602)        (2,249)       (4,100)
                                                                         ----------------------------------------

NET CHANGE IN CASH AND CASH EQUIVALENTS                                            1            (96)           81
Beginning cash and cash equivalents                                                1             97            16
                                                                         ----------------------------------------

ENDING CASH AND CASH EQUIVALENTS                                         $         2    $         1     $      97
                                                                         ==========================================

Transfers of securities held to maturity to securities
  available for sale                                                     $         -    $         -     $     250


NOTE O - FAIR VALUE INFORMATION

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

     OFF-BALANCE-SHEET INSTRUMENTS: The estimated fair value of off balance sheet instruments is based on current fees or costs that would be charged to enter or terminate the arrangements. The estimated fair value is not considered to be significant for this presentation.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O - FAIR VALUE INFORMATION (CONTINUED)

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

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2001 and 2000, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2001 and 2000 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):

                                                                2001                               2000
                                                     ---------------------------        ---------------------------
                                                       CARRYING         FAIR              Carrying         Fair
                                                        AMOUNT          VALUE              Amount          Value
                                                     ---------------------------        ---------------------------
Financial assets:
Cash and cash equivalents                            $    23,432     $    23,432        $    18,489     $    18,489
Securities available for sale                             61,531          61,531             51,475          51,475
Loans                                                    210,470         212,779            212,309         208,191

Financial liabilities:
Deposits                                             $  (261,083)    $  (262,711)       $  (245,430)    $  (245,268)
Federal funds purchased                                        -               -             (4,000)         (4,000)
Other borrowings                                         (24,000)        (25,339)           (25,000)        (25,067)



NOTE P - REGULATORY MATTERS

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


NOTE P - REGULATORY MATTERS (CONTINUED)

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

At year end, actual capital levels (in thousands) and minimum required levels were:

                                                                                                 MINIMUM REQUIRED
                                                                                                       TO BE
                                                                         MINIMUM REQUIRED        WELL CAPITALIZED
                                                                            FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL               ADEQUACY  PURPOSES        ACTION REGULATIONS
                                         -----------------------   ------------------------- ------------------------
                                             AMOUNT       RATIO       AMOUNT         RATIO     AMOUNT        RATIO
                                         -----------------------   ------------------------- ------------------------
2001
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                              $27,884       12.0%       $18,556       8.0%        $23,195     10.0%
  BANK                                       25,435       11.1         18,420       8.0          23,024     10.0
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                               25,819       11.1          9,278       4.0          13,917      6.0
  BANK                                       23,370       10.2          9,210       4.0          13,815      6.0
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED                               25,819        8.3         12,520       4.0          15,651      5.0
  BANK                                       23,370        7.6         12,380       4.0          15,475      5.0

2000
Total capital (to risk weighted assets)
  Consolidated                              $26,520       11.6%       $18,369       8.0%        $22,962     10.0%
  Bank                                       23,087       10.2         18,059       8.0          22,574     10.0
Tier 1 capital (to risk weighted assets)
  Consolidated                               24,424       10.6          9,185       4.0          13,777      6.0
  Bank                                       20,991        9.3          9,030       4.0          13,544      6.0
Tier 1 capital (to average assets)
  Consolidated                               24,424        8.1         12,052       4.0          15,065      5.0
  Bank                                       20,991        7.1         11,898       4.0          14,873      5.0

Both the Company and the Bank, at year-end 2001 and 2000, was categorized as well capitalized.


NOTE Q - QUARTERLY FINANCIAL DATA (UNAUDITED)

                                        INTEREST    NET INTEREST      NET                EARNINGS PER SHARE
                                         INCOME        INCOME       INCOME       BASIC      FULLY DILUTED
                                      ---------------------------------------------------------------------
2001
     FIRST QUARTER                    $     5,738  $     2,974  $       674  $       .35  $       .35
     SECOND QUARTER                         5,508        2,904          656          .34          .34
     THIRD QUARTER                          5,449        3,109          722          .37          .37
     FOURTH QUARTER                         5,029        3,092          692          .37          .37

2000
     First Quarter                    $     5,434  $     3,088  $       757  $       .39  $       .39
     Second Quarter                         5,697        3,175          901          .47          .47
     Third Quarter                          6,086        3,140          781          .40          .40
     Fourth Quarter                         6,028        3,145          936          .49          .49


SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                      SOUTHERN MICHIGAN BANCORP, INC.

Dated:      March 11, 2002
                                      By:  /s/  James T. Grohalski
                                           -------------------------------------
                                           James T. Grohalski
                                      Its: President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Company and in the capacities and on the dates indicated.


/s/ James P. Briskey                       /s/ Thomas E. Kolassa
-------------------------------------      -------------------------------------
James P. Briskey, Director                 Thomas E. Kolassa, Director


/s/ H. Kenneth Cole                        /s/ James J. Morrison
-------------------------------------      -------------------------------------
H. Kenneth Cole, Director                  James J. Morrison, Director


/s/ William E. Galliers                    /s/ Jane L. Randall
-------------------------------------      -------------------------------------
William E. Galliers, Director              Jane L. Randall, Director


/s/ James T. Grohalski
-------------------------------------
James T. Grohalski, President,
Chief Executive Officer and
Director (Principal Financial
& Accounting Officer)


/s/ Nolan E. Hooker                        /s/ Gregory J. Hull
-------------------------------------      -------------------------------------
Nolan E. Hooker, Director                  Gregory J. Hull, Director

/s/ Marcia Albright                        Dated: March 11, 2001
-------------------------------------
Marcia Albright, Director

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                           Annual Report on Form 10-K
                      For the Year Ended December 31, 2001






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

         Exhibit 2         Not applicable.

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

         Exhibit 10(c) Employment Agreement dated January 1, 2002 by and between the Bank and the Company and James T. Grohalski.

         Exhibit 11        Not applicable.

         Exhibit 12        Not applicable.

         Exhibit 13        Not applicable.

         Exhibit 16        Not applicable.

         Exhibit 18        Not applicable.

         Exhibit 21        Subsidiaries of the Company.

         Exhibit 22        Not applicable.

         Exhibit 23        Consent of Independent Auditors.

         Exhibit 24        Not applicable.

         Exhibit 27        Not applicable.