Form 10-Q
period 2002-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2002-05-09
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended March 31, 2002    Commission file number 2-78178
                      --------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

           Michigan                                         38-2407501
--------------------------------                 -------------------------------
(State or other jurisdiction of                  (I.R.S. Employer Identification
  incorporation or organization)                             Number)

51 West Pearl Street, Coldwater, Michigan                      49036
-----------------------------------------                   ----------
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

Common Stock, $2.50 Par Value - 1,867,005 shares at April 30, 2002 (including shares held by ESOP)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                               March 31            December 31
                                                                                                 2002                 2001
                                                                                          --------------------------------------
                                                                                             (Unaudited)              (A)
                                                                                           (In thousands, except share and per
                                                                                                        share data)
ASSETS
     Cash and due from banks                                                                $        15,051     $        23,432
     Securities available for sale                                                                   53,366              61,531
     Loans, net of allowance for loan losses of $2,146 (2001 - $2,065)                              220,797             210,470
     Premises and equipment                                                                           7,700               7,868
     Other assets                                                                                    13,924              13,795
                                                                                          --------------------------------------
                                 TOTAL ASSETS                                               $       310,838     $       317,096
                                                                                          ======================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                              $        43,166     $        40,515
          Interest bearing                                                                          206,366             220,568
                                                                                          --------------------------------------
                                                                                                    249,532             261,083
     Federal funds purchased                                                                          5,750                   -
     Accounts payable and other liabilities                                                           4,340               4,943
    Other long-term borrowings                                                                       24,820              24,000
                                                                                          --------------------------------------
                                                                                                    284,442             290,026
    Common stock subject to repurchase obligation in ESOP                                             1,568               1,523
     Shareholders' equity:
          Preferred stock, 100,000 shares authorized
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,867,273 shares (2001 - 1,920,651)
                 Outstanding--1,770,453 shares (2001 -1,822,102)                                      4,427               4,555
          Capital surplus                                                                             8,895               9,652
          Retained earnings                                                                          11,792              11,528
          Accumulated other comprehensive income, net of tax                                            302                 400
          Unearned Employee Stock Ownership Plan shares                                                (588)               (588)
                                                                                          --------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                          24,828              25,547
                                                                                          --------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                  $       310,838     $       317,096
                                                                                          ======================================

(A) The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                                  Three Months Ended
                                                                                                        March 31
                                                                                                 2002                2001
                                                                                          ----------------------------------------
                                                                                          (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                                                  $         4,044     $         4,933
     Securities:
         Taxable                                                                                        438                 569
         Tax exempt                                                                                     252                 202
     Other                                                                                                -                  34
                                                                                          --------------------------------------
                 Total interest income                                                                4,734               5,738
Interest expense:
     Deposits                                                                                         1,220               2,309
     Other                                                                                              433                 455
                                                                                          --------------------------------------
                 Total interest expense                                                               1,653               2,764
                                                                                          --------------------------------------
                                 NET INTEREST INCOME                                                  3,081               2,974
Provision for loan losses                                                                               275                 375
                                                                                          --------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                                            2,806               2,599
Non-interest income:
     Service charges on deposit accounts                                                                263                 260
     Trust fees                                                                                         148                 143
     Gain on sales of securities                                                                          4                   6
     Gain on sales of loans                                                                             252                 204
     Earnings on life insurance policies                                                                 51                  53
     Other                                                                                              120                 196
                                                                                          --------------------------------------
                                                                                                        838                 862
                                                                                          --------------------------------------

Non-interest expense:
     Salaries and benefits                                                                            1,475               1,303
     Occupancy                                                                                          210                 220
     Equipment                                                                                          356                 263
     Professional and outside services                                                                  195                  99
     Advertising and marketing                                                                           34                  49
     Other                                                                                              670                 629
                                                                                          --------------------------------------
                                                                                                      2,940               2,563
                                                                                          --------------------------------------
INCOME BEFORE INCOME TAXES                                                                              704                 898
Federal income taxes                                                                                    141                 224
                                                                                          --------------------------------------
NET INCOME                                                                                              563                 674
Other comprehensive income/(loss), net of tax:                                                          (98)                445
                                                                                          --------------------------------------
COMPREHENSIVE INCOME                                                                        $           465     $         1,119
                                                                                          ======================================

Basic and Diluted Earnings Per Share                                                                   0.30                0.35
                                                                                          ======================================
Dividends Declared Per Share                                                                           0.16                0.15
                                                                                          ======================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                                 Three Months Ended
                                                                                                       March 31
                                                                                               2002                2001
                                                                                        --------------------------------------
                                                                                                    (In thousands)
OPERATING ACTIVITIES

     Net income                                                                           $           563     $           674
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                            275                 375
                 Provision for depreciation                                                           224                 178
                 Amortization of intangible assets                                                     26                  30
                 Net realized gain on sales of securities                                              (4)                 (6)
                 Net change in:
                   Loans held for sale                                                                887                 796
                   Other assets                                                                      (104)                904
                   Accrued expenses and other liabilities                                            (595)               (392)
                                                                                        --------------------------------------
                   Net cash provided by operating activities                                        1,272               2,559


INVESTING ACTIVITIES

     Proceeds from sales of securities                                                                254               2,125
     Proceeds from maturities of securities                                                        11,016               5,732
     Purchases of securities                                                                       (3,250)            (10,041)
     Increase in federal funds sold                                                                     -                (500)
     Net (increase) decrease in loans                                                             (11,489)              4,992
     Net increase in premises and equipment                                                           (56)             (1,062)
                                                                                        --------------------------------------
                   Net cash provided by (used in) investing activities                             (3,525)              1,246


FINANCING ACTIVITIES

     Net increase (decrease) in deposits                                                          (11,551)              4,050
     Increase (decrease) in federal funds purchased                                                 5,750              (4,000)
     Increase (decrease) in long-term borrowings                                                      820              (2,000)
     Common stock repurchased and retired                                                            (840)                 (1)
     Cash dividends                                                                                  (307)               (330)
                                                                                        --------------------------------------
                   Net cash used in financing activities                                           (6,128)             (2,281)
                                                                                        --------------------------------------
Increase (decrease) in cash and cash equivalents                                                   (8,381)              1,524
Cash and cash equivalents at beginning of period                                                   23,432              18,489
                                                                                        --------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                               $        15,051     $        20,013
                                                                                        ======================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

March 31, 2002


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by generally accepted accounting principles.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in the Company's annual report on Form 10-K for the year ended December 31, 2001.

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

The basic and diluted weighted average common shares outstanding for the three month period ended March 31, 2002 and 2001 were:

                                       2002                     2001
                                       ----                     ----
         Basic                      1,891,397                 1,925,094
         Diluted                    1,891,702                 1,925,094

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas unidentified intangible assets resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company's current intangible assets resulted from branch acquisitions. Current interpretations by the Financial Accounting Standards Board (FASB) requires the continued amortization of the core deposit intangibles and the unidentified intangibles resulting from branch acquisitions. However, the FASB is reconsidering their interpretation and it is possible that in the future there may no longer be a requirement to amortize the unidentified intangibles resulting from branch acquisitions. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

Intangible assets subject to amortization are as follows:

                                            March 31, 2002                December 31, 2001
                                            --------------                -----------------
                                       Gross        Accumulated         Gross        Accumulated
Description                            Amount       Amortization        Amount       Amortization
-----------                            ------       ------------        ------       ------------
Core deposit intangibles             $  559,000      $  381,000      $  559,000        $370,000
Unidentified intangibles                938,000         333,000         938,000         318,000
                                     ----------      ----------      ----------        --------
  Total                              $1,497,000      $  714,000      $1,497,000        $688,000

Amortization expense for the first quarter of 2002 and 2001 was $26,000 and $30,000. Estimated annual amortization expense for the next five years is:

                  2002                        $102,000
                  2003                         102,000
                  2004                         102,000
                  2005                         102,000
                  2006                          96,000

Statement of Financial Accounting Standards (SFAS)- In August 2001, the Financial Accounting Standards Board issued SFAS No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations.


ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

Investment securities decreased by 13.3% during the first quarter of 2002. Funds received from maturing investment securities were used to fund additional loans.

Net loans have increased by 4.9% in the first three months of 2002. The increase has occurred primarily in the commercial loan portfolio. Mortgage loans have increased slightly while installment loans continue to decline. There were $976,000 in loans held for sale as of March 31, 2002.

In assessing the adequacy of the allowance for loan losses, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of March 31, 2002.

The allowance for loan losses was $2,146,000 or .97% of gross loans at March 31, 2002. As of December 31, 2001, the allowance for loan losses was $2,065,000 or ..98% of gross loans. As of March 31, 2002, non-performing loans (defined as loans on non-accrual status or 90 days or more past due) have decreased $72,000 or 2.7% from year end.

There were no significant fixed asset commitments as of March 31, 2002.

Total deposits decreased by 4.4% during the first quarter of 2002. The Company has traditionally experienced a decline in deposits in the first quarter of the year. To provide a source of funding for loan growth the Company borrowed $5.8 million of federal funds purchased at March 31, 2002.

During the first quarter of 2002, the Company repurchased approximately $840,000 worth of stock and retired it. This resulted in total capital decreasing from December 31, 2001.


CAPITAL RESOURCES

The Federal Reserve Board (FRB) has adopted risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off-balance-sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less intangible assets.

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less intangible assets of 3 percent for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4 percent to 5 percent, depending on the particular circumstances and risk profile of the institution.

The following table summarizes the Company's capital ratios as of March 31, 2002:

                  Tier 1 risk-based capital ratio             10.60%
                  Total risk-based capital ratio              11.50%
                  Leverage ratio                               8.09%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by $107,000 for the three month period ended March 31, 2002 compared to the same period in 2001. Higher priced deposits matured during the last part of 2001 reducing interest costs which in turn increased the net interest margin.

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

The first quarter 2002 provision for loan losses was $100,000 lower than the first quarter 2001 levels. A higher provision for loan losses was recorded in the first quarter of 2001 as the result of partially replenishing the allowance for loan losses for $948,000 in net charge-offs recorded during the first quarter of 2001.

Non-interest Expense

Non-interest expenses increased by $377,000 for the three month period ended March 31, 2002 compared to the same period in 2001. During the quarter salaries and employee benefits expense increased $172,000 compared to the same period in 2001. After the first quarter of 2001, the Company hired additional staff in Battle Creek to focus on this targeted market. The Company also hired additional mortgage originators who are paid commissions for work generated. The commissions for 2002 have exceeded the prior year first quarter commissions by over $50,000. The cost of employee benefits increased in 2002 as health insurance costs have dramatically increased. In addition to salaries and employee benefits increasing, the Company saw an increase in legal and other fees related to the resolution of a lawsuit, as well as an increase in equipment service contracts expense during the quarter.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first quarter of 2002.

PART II - OTHER INFORMATION

ITEM 1. Legal Proceedings.

None.

ITEM 2. Changes in Securities and Use of Proceeds.

None.

ITEM 3. Defaults Upon Senior Securities.

None.

ITEM 4. Submission of Matters to a Vote of Security Holders.

None.

ITEM 5. Other Information.

None

ITEM 6. Exhibits and Reports on Form 8-K.

None.



                                            SIGNATURES
                                            ------------------------------------

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                              Southern Michigan Bancorp, Inc.
                                              ------------------------------
                                                       (Registrant)


MAY 9, 2002                                   JAMES T. GROHALSKI
-----------                                   ----------------------------------
Date                                          James T. Grohalski, President
                                              and Chief Executive Officer
                                              (Principal Financial and
                                              Accounting Officer)