Form 10-Q
period 2002-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2002-08-14
CIK 703699

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                    FORM 10-Q

                   QUARTERLY REPORT UNDER SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


For the quarter ended June 30, 2002    Commission file number 2-78178
                      -------------                           -------

                         Southern Michigan Bancorp, Inc.
                         -------------------------------
             (Exact name of registrant as specified in its charter)

         Michigan                                             38-2407501
         ---------------------------------------------------------------
(State or other jurisdiction of                 (I.R.S. Employer Identification
 incorporation or organization)                                 Number)

51 West Pearl Street, Coldwater, Michigan                     49036
-------------------------------------------------------------------
(Address of principal executive offices)                 (Zip Code)

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

Common Stock, $2.50 Par Value - 1,866,425 shares at July 31, 2002 (including shares held by ESOP)

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.  AND SUBSIDIARY

                                                                                                    June 30         December 31
                                                                                                     2002              2001
                                                                                                  -----------------------------
                                                                                                    (Unaudited)         (A)
                                                                                                   (In thousands, except share
                                                                                                        and per share data)
ASSETS
     Cash and cash equivalents                                                                     $  13,894         $  23,432
     Securities available for sale                                                                    49,142            61,531
     Loans, net of allowance for loan losses of $2,267 (2001 - $2,065)                               229,234           210,470
     Premises and equipment, net                                                                       7,456             7,868
     Other assets                                                                                     13,031            13,795
                                                                                                   ---------------------------
                                 TOTAL ASSETS                                                      $ 312,757         $ 317,096
                                                                                                   ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
          Non-interest bearing                                                                     $  39,771         $  40,515
          Interest bearing                                                                           213,072           220,568
                                                                                                   ---------------------------
                                                                                                     252,843           261,083
     Accrued expenses and other liabilities                                                            4,347             4,943
     Federal funds purchased                                                                           4,000                --
     Long-term borrowings                                                                             24,820            24,000
                                                                                                   ---------------------------
                                                                                                     286,010           290,026
    Common stock subject to repurchase obligation in ESOP,
          shares outstanding - 101,476 in 2002 (98,549 in 2001)                                        1,634             1,523
Shareholders' equity:
          Preferred stock, 100,000 shares authorized, none issued or outstanding
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,866,435 shares (2001 - 1,920,651)
                 Outstanding--1,764,959 shares (2001 -1,822,102)                                       4,413             4,555
          Additional paid-in capital                                                                   8,778             9,652
          Retained earnings                                                                           11,835            11,528
          Accumulated other comprehensive income, net of tax                                             590               400
          Unearned Employee Stock Ownership Plan shares                                                 (503)             (588)
                                                                                                   ---------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                           25,113            25,547
                                                                                                   ---------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                         $ 312,757         $ 317,096
                                                                                                   ===========================

(A) The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                       Three Months Ended              Six Months Ended
                                                                             June 30                        June 30
                                                                      2002            2001            2002           2001
                                                                     ------------------------------------------------------
                                                                           (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                           $ 4,190         $ 4,669         $ 8,234        $ 9,602
     Securities:
         Taxable                                                         338             643             776          1,212
         Tax exempt                                                      238             194             490            396
     Other                                                                 1               2               1             36
                                                                     ------------------------------------------------------
                 Total interest income                                 4,767           5,508           9,501         11,246
Interest expense:
     Deposits                                                          1,131           2,175           2,351          4,484
     Other                                                               460             429             893            884
                                                                     ------------------------------------------------------
                 Total interest expense                                1,591           2,604           3,244          5,368
                                                                     ------------------------------------------------------
                                 NET INTEREST INCOME                   3,176           2,904           6,257          5,878
Provision for loan losses                                                375             225             650            600
                                                                     ------------------------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                             2,801           2,679           5,607          5,278
Non-interest income:
     Service charges on deposit accounts                                 347             263             610            523
     Trust fees                                                          143             128             291            271
     Net gain on sales of securities                                      --              27               4             33
     Net gain on sales of loans                                          143             290             395            494
     Earnings on life insurance policies                                  59              54             110            107
     Loss on viatical settlement contracts                              (283)                           (283)
     Other                                                               169              74             289            270
                                                                     ------------------------------------------------------
                                                                         578             836           1,416          1,698
                                                                     ------------------------------------------------------

Non-interest expense:
     Salaries and employee benefits                                    1,484           1,257           2,959          2,560
     Occupancy                                                           194             199             404            419
     Equipment                                                           305             308             661            571
     Professional and outside services                                   145             159             340            258
     Advertising and marketing                                            38              64              72            113
     Other                                                               685             651           1,355          1,280
                                                                     ------------------------------------------------------
                                                                       2,851           2,638           5,791          5,201
                                                                     ------------------------------------------------------
INCOME BEFORE INCOME TAXES                                               528             877           1,232          1,775
Federal income taxes                                                     186             221             327            445
                                                                     ------------------------------------------------------
NET INCOME                                                               342             656             905          1,330
Other comprehensive income, net of tax:                                  288              16             190            461
                                                                     ------------------------------------------------------
COMPREHENSIVE INCOME                                                 $   630         $   672         $ 1,095        $ 1,791
                                                                     ======================================================

Basic and Diluted Earnings Per Common Share                          $  0.18         $  0.34         $  0.48        $  0.69
                                                                     ======================================================
Dividends Declared Per Common Share                                  $  0.16         $  0.15         $  0.32        $  0.30
                                                                     ======================================================


See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                                            Six Months Ended
                                                                                                June 30
                                                                                        2002                 2001
                                                                                     ------------------------------
                                                                                               (In thousands)
OPERATING ACTIVITIES

     Net income                                                                      $    905               $ 1,330
     Adjustments to reconcile net income to net
           cash from operating activities:
                 Provision for loan losses                                                650                   600
                 Earnings on life insurance policies                                     (110)                 (107)
                 Loss on viatical settlement contracts                                    283                    --
                 Depreciation                                                             449                   430
                 Amortization of intangible assets                                         51                    59
                 Net realized gain on sales of securities                                  (4)                  (33)
                 Net realized loss on disposal of fixed assets                             23                    --
                 Net change in:
                   Loans held for sale                                                  1,689                   970
                   Other assets                                                           442                 1,163
                   Accrued expenses and other liabilities                                (637)                 (280)
                   Reduction of obligation under ESOP                                      85                    --
                                                                                     ------------------------------
                      Net cash from operating activities                                3,826                 4,132


INVESTING ACTIVITIES

     Proceeds from sales of securities available for sale                                 254                 2,125
     Proceeds from maturities of securities available for sale                         16,927                12,988
     Purchases of securities available for sale                                        (4,500)              (15,051)
     Net change in loans                                                              (21,103)                8,268
     Proceeds from sale of premises and equipment                                          58
     Purchase of premises and equipment                                                  (118)               (1,126)
                                                                                     ------------------------------
                   Net cash from investing activities                                  (8,482)                7,204


FINANCING ACTIVITIES

     Net change in deposits                                                            (8,240)                 (381)
     Net change in federal funds purchased                                              4,000                (4,000)
     Proceeds from long-term borrowings                                                   820                    --
     Repayments of long-term borrowings                                                                      (2,000)
     Common stock repurchased and retired                                                (856)                   (7)
     Cash dividends paid                                                                 (606)                 (621)
                                                                                     ------------------------------
                   Net cash from financing activities                                  (4,882)               (7,009)
                                                                                     ------------------------------
Net change in cash and cash equivalents                                                (9,538)                4,327
Cash and cash equivalents at beginning of period                                       23,432                18,489
                                                                                     ------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                          $ 13,894              $ 22,816
                                                                                     ==============================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
   STATEMENTS

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

June 30, 2002


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

The basic and diluted weighted average common shares outstanding for the three and six month period ended June 30, 2002 and 2001 were:

                           For the 3 months ended             For the 6 months ended
                           6/30/02          6/30/01           6/30/02           6/30/01
                           --------------------------------------------------------------
         Basic             1,851,225        1,924,879         1,876,404         1,925,002
         Diluted           1,851,432        1,925,008         1,876,765         1,925,063

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

FINANCIAL CONDITION

During the first six months of 2002, cash and cash equivalents decreased 40.7% or $9,538,000. In addition, securities available for sale decreased by 20.1% or $12,389,000 during this same time period. These funds were primarily used to fund additional loans.

Gross loans have increased by 8.9% in the first six months of 2002. The increase has occurred primarily in the commercial loan portfolio. Mortgage loans have increased slightly while installment loans continue to decline. There were $174,000 in loans held for sale as of June 30, 2002.

In assessing the adequacy of the allowance for loan losses, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of June 30, 2002.

The allowance for loan losses was $2,267,000 or .98% of gross loans, including loans held for sale, at June 30, 2002. As of December 31, 2001, the allowance for loan losses was $2,065,000 or .97% of gross loans, including loans held for sale. As of June 30, 2002, loans past due 90 days or more or on non-accrual have decreased by a total of $289,000 or 10.7% from December 31, 2001. Despite this decrease, the allowance has remained stable to account for increased volume in the commercial loan area as well as increases in the allowance allocations for specific loan credits.

There were no significant fixed asset commitments as of June 30, 2002.

Total deposits decreased by $8,240,000 or 3.2% during the first six months of 2002. To provide an additional source of funding for loan growth the Company borrowed $4 million of federal funds purchased at June 30, 2002.

During the first six months of 2002, the Company repurchased approximately $856,000 worth of stock and retired it. This resulted in total shareholders' equity decreasing from December 31, 2001.

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

The following table summarizes the Company's capital ratios as of June 30, 2002 and December 31, 2001:

                                                 June 30, 2002           December 31, 2001
                                                 -------------           -----------------
         Tier 1 risk-based capital ratio             10.5%                      11.1%
         Total risk-based capital ratio              11.4%                      12.0%
         Leverage ratio                               8.1%                       8.3%


The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by 6.4% or $379,000 for the six month period ended June 30, 2002 compared to the same period in 2001. Higher priced deposits matured during the last part of 2001 reducing interest costs which in turn increased the net interest income. This reduction in interest expense offset a 15.5% decrease in gross interest income which declined primarily as a result of the prime rate being lower during the first six months of 2002 as compared to the first six months of 2001.

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

Despite lower levels of nonperforming loans and lower net charge-offs, the provision for loan losses for the six months ended June 30, 2002 is $50,000 higher than the provision for the six months ended June 30, 2001. For the three month period ending June 30, 2002, the provision is $150,000 higher than the prior year comparable period. The provision has increased during both of these periods primarily to account for commercial loan growth and to provide for increases in allowance allocations for specific loan credits.

Non-interest Income

Non-interest income decreased $282,000 for the six month period ending June 30, 2002 compared to the same period in 2001. The primary reason for the decrease in non-interest income is the $283,000 loss on viatical settlement contracts during the three months ended June 30, 2002. In mid-July the Company received new information regarding its life insurance investments in eight viatical settlement contracts. A letter was received from the Treasurer of the State of Florida Department of Insurance. The letter stated that the company servicing the Company's viatical settlement contracts has advised the Department that they do not have sufficient funds to pay premiums on policies that are supporting the investments. Management has been in contact with the Florida Department of Insurance as well as legal counsel to do everything possible to protect the Company's investments. For the three months ended June 30, 2002, the Company recorded a $283,000 loss on the $283,000 carrying value of these investments. This loss is based on management's inability at this time to verify continuing value for these investments.

Service charges on deposit accounts increased $87,000 due to the variable nature of the fees assessed, based on customer account balances for business accounts. Offsetting this increase was a $99,000 decrease in the net gain on sales of loans during the same period. Despite rates remaining low, many current homeowners have already taken advantage of the low rate interest environment and have refinanced their mortgages. Thus the level of loan refinancing activity is lower in 2002 as compared to 2001.

Other non-interest income for the three and six months ending June 30, 2002 compared to the same period in 2001 has increased due to increases in ATM income and other miscellaneous income.

Non-interest Expense

Non-interest expenses increased by $590,000 for the six month period ended June 30, 2002 compared to the same period in 2001. During the six months ended June 30, 2002, salaries and employee benefits expense increased $399,000 compared to the same period in 2001. After the first quarter of 2001, the Company hired additional staff in Battle Creek to focus on this targeted market. The Company also hired additional mortgage originators who are paid commissions for work generated. The commissions for the first six months of 2002 have exceeded the commissions for the same time period in 2001 by over $133,000. The cost of employee benefits increased in 2002 as health insurance costs have increased and more employees have participated in the plan. In addition to salaries and employee benefits increasing, the Company saw an increase in legal and other fees related to the resolution of a lawsuit during the first quarter of 2002.

Changes in Management

In December of 2001, the President and CEO of the Company and Southern Michigan Bank & Trust, announced his retirement effective December 31, 2002. An extensive search for a replacement began with a goal to have a replacement in place by mid year. In June of 2002, John Castle was named CEO of both The Company and Southern Michigan Bank & Trust. Since that time, Kurt Miller has been named President of both organizations and Mary Guthrie has been named VP & Senior Trust Officer.

New Accounting Pronouncements

On January 1, 2002, the Company adopted a new accounting standard which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company's current intangible assets resulted from branch acquisitions. Current interpretations by the Financial Accounting Standards Board (FASB) requires the continued amortization of the core deposit intangibles and the unidentified intangibles resulting from branch acquisitions. However, the FASB is reconsidering their interpretation and it is possible that in the future there may no longer be a requirement to amortize the unidentified intangibles resulting from branch acquisitions. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's financial statements.

Intangible assets subject to amortization are as follows:

                                              June 30, 2002                           December 31, 2001
                                              -------------                           -----------------
                                       Gross             Accumulated             Gross             Accumulated
Description                            Amount            Amortization            Amount            Amortization
-----------                          ----------          ------------          ----------          ------------
Core deposit intangibles             $  559,000           $  389,000           $  559,000           $  370,000
Unidentified intangibles                938,000              350,000              938,000              318,000
                                     ----------           ----------           ----------           ----------
  Total                              $1,497,000           $  739,000           $1,497,000           $  688,000

Amortization expense for the first six months of 2002 and 2001 was $51,000 and $59,000. Estimated annual amortization expense for the next five years is:

                  2002                      $102,000
                  2003                       102,000
                  2004                       102,000
                  2005                       102,000
                  2006                        96,000


In August 2001, the FASB issued Statement of Financial Accounting Standards
(SFAS) No. 143, "Accounting for Asset Retirement Obligations" which will be adopted by the Company on January 1, 2003. The new accounting standard addresses accounting for obligations associated with the retirement of tangible, long-lived assets and requires a liability to be recognized for the fair value of any such obligations. Adoption of this standard on January 1, 2003 is not expected to have a material effect on the Company's consolidated financial position or results of operations.

On January 1, 2002, the Company adopted SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." This new accounting standard establishes more restrictive requirements for the classification of assets as "held for sale" and also expands the types of dispositions that are to be accounted for as discontinued operations. Adoption of this standard on January 1, 2002 did not have a material effect on the Company's consolidated financial position or results of operations

The FASB recently issued SFAS No. 145 and SFAS No. 146. SFAS No. 145 applies for years beginning after May 14, 2002 and may be adopted sooner. SFAS No. 145 covers extinguishments of debt and leases, and includes some minor technical corrections. Under previous accounting guidance, gains or losses from extinguishments of debt were always treated as extraordinary items. Under SFAS No. 145 they will no longer be considered extraordinary, except under very limited conditions. Upon adoption of SFAS No. 145, any prior gains and losses from extinguishments of debt must be reclassified as ordinary gains and losses. Under SFAS No. 145, if a capital lease is modified to become an operating lease, it will be accounted for as a sale-leaseback, by following the accounting guidance of SFAS No. 98, instead of being accounted for as a new lease. SFAS No. 146 covers accounting for costs associated with exit or long-lived asset disposal activities, such as restructurings, consolidation or closing of facilities, lease termination costs or employee relocation or severance costs. SFAS No. 146 replaces Emerging Issues Task Force (EITF) 94-3, and is to be applied prospectively to exit or disposal activities initiated after December 31, 2002, and may be adopted sooner. A company may not restate its previously issued financial statements. SFAS No. 146 requires exit or long-lived asset disposal costs to be recognized as an expense when the liability is incurred and can be measured at fair value, rather than at the date of making a commitment to an exit or disposal plan. Management does not expect the effects of the future adoptions of SFAS No. 145 and SFAS No. 146 to be material to the Company's consolidated financial position or results of operations.

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

In June of 2002, the Board of directors of the Company approved an issuance of trust preferred securities not to exceed $5,000,000. Management is reviewing alternatives and may close a deal by the end of 2002. Proceeds will be used to provide additional liquidity and capital for the Company.

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first six months of 2002.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 15, 2002 at Southern Michigan Bank & Trust. The following items were approved by the shareholders at the Annual Meeting:

     a. Election of Marcia Albright, James P. Briskey and Nolan E. Hooker as directors.

                                           Marcia           James          Nolan
                                          Albright         Briskey         Hooker
         Number of votes for              1,751,840       1,790,967       1,753,280
         Number of votes against             39,127          27,648          37,687
         Number of votes abstained                0               0               0
         Number of broker nonvotes          128,665         101,017         128,665

         H. Kenneth Cole, William E. Galliers, James T. Grohalski, Gregory J. Hull, Thomas E. Kolassa, James J. Morrison and Freeman E. Riddle continued their terms as directors. Jane L. Randall retired from the Board effective April 15, 2002.

     b. Ratification of the selection of Crowe, Chizek and Company LLP as Independent Auditors for 2002.

         Number of votes for                   1,437,173
         Number of votes against                  18,065
         Number of votes abstained               150,003
         Number of broker nonvotes               314,391

ITEM 5.  Other Information.

None

ITEM 6.  Exhibits and Reports on Form 8-K.

None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                              Southern Michigan Bancorp, Inc.
                                              ------------------------------
                                                       (Registrant)

August 14, 2002                               /s/ John H. Castle
---------------                               -------------------------------
Date                                          John H. Castle, Chief
                                              Executive Officer

                                              /s/ James T. Grohalski
                                              -------------------------------
                                              James T. Grohalski, Chief
                                              Financial Officer (Principal
                                              Financial and Accounting Officer)