Form 10-Q
period 2002-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2002-11-15
CIK 703699

--------------------------------------------------------------------------------

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2002

            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

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

                 51 WEST PEARL STREET, COLDWATER, MICHIGAN 49036
               (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES) (ZIP CODE)

               REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE:
                                 (517) 279-5500

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of October 31, 2002 was 1,864,092 (including shares held by the ESOP).


--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION
ITEM 1.  Financial Statements.
CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.  AND SUBSIDIARY

                                                                      September 30     December 31
                                                                          2002            2001
                                                                       --------------------------
                                                                      (Unaudited)         (A)
                                                                      (In thousands, except share
                                                                          and per share data)
ASSETS
     Cash and cash equivalents                                         $  17,483       $  23,432
     Securities available for sale                                        49,689          61,531
     Loans held for sale                                                   1,179           1,863
     Loans, net of allowance for loan losses of $2,954
       (2001 - $2,065)                                                   229,684         208,607
     Premises and equipment, net                                           7,276           7,868
     Other assets                                                         13,755          13,795
                                                                       -------------------------
                        TOTAL ASSETS                                   $ 319,066       $ 317,096
                                                                       =========================
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities:
     Deposits:
          Non-interest bearing                                         $  44,646       $  40,515
          Interest bearing                                               216,124         220,568
                                                                       -------------------------
                                                                         260,770         261,083
     Accrued expenses and other liabilities                                4,100           4,943
     Federal funds purchased                                               2,750              --
     Long-term borrowings                                                 24,870          24,000
                                                                       -------------------------
                                                                         292,490         290,026
    Common stock subject to repurchase obligation in ESOP,
          shares outstanding - 101,442 in 2002 (98,549 in 2001)            1,593           1,523
Shareholders' equity:
          Preferred stock, 100,000 shares authorized, none issued
            or outstanding
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,864,093 shares (2001 - 1,920,651)
                 Outstanding--1,762,651 shares (2001 - 1,822,102)          4,407           4,555
          Additional paid-in capital                                       8,739           9,652
          Retained earnings                                               11,419          11,528
          Accumulated other comprehensive income, net of tax                 854             400
          Unearned Employee Stock Ownership Plan shares                     (436)           (588)
                                                                       -------------------------
                        TOTAL SHAREHOLDERS' EQUITY                        24,983          25,547
                                                                       -------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                             $ 319,066       $ 317,096
                                                                       =========================

(A) The balance sheet at December 31, 2001 has been derived from the audited consolidated financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                Three Months Ended     Nine Months Ended
                                                  September 30           September 30
                                                 2002       2001        2002       2001
                                              --------------------------------------------
                                                (In thousands, except per share amounts)
Interest income:
     Loans, including fees                    $  4,074    $  4,611    $ 12,308    $ 14,213
     Securities:
         Taxable                                   297         617       1,073       1,829
         Tax exempt                                228         221         718         617
     Other                                          --          --           1          36
                                              --------------------------------------------
            Total interest income                4,599       5,449      14,100      16,695
Interest expense:
     Deposits                                    1,079       1,915       3,430       6,399
     Other                                         471         425       1,364       1,309
                                              --------------------------------------------
            Total interest expense               1,550       2,340       4,794       7,708
                                              --------------------------------------------
                        NET INTEREST INCOME      3,049       3,109       9,306       8,987
Provision for loan losses                        1,400         225       2,050         825
                                              --------------------------------------------
            NET INTEREST INCOME AFTER
            PROVISION FOR LOAN LOSSES            1,649       2,884       7,256       8,162
Non-interest income:
     Service charges on deposit accounts           412         260       1,022         783
     Trust fees                                    135         150         426         421
     Net gain on sales of securities                --           1           4          34
     Net gain on sales of loans                    415         255         810         749
     Earnings on life insurance policies            66          60         176         167
     Loss on viatical settlement contracts          --          --        (283)         --
     Other                                          95         (22)        384         248
                                              --------------------------------------------
                                                 1,123         704       2,539       2,402
                                              --------------------------------------------
Non-interest expense:
     Salaries and employee benefits              1,527       1,294       4,486       3,854
     Occupancy                                     224         209         628         628
     Equipment                                     291         304         952         875
     Professional and outside services             142         120         482         378
     Advertising and marketing                      57          69         129         182
     Other                                         760         635       2,115       1,915
                                              --------------------------------------------
                                                 3,001       2,631       8,792       7,832
                                              --------------------------------------------
INCOME BEFORE INCOME TAXES                        (229)        957       1,003       2,732
Federal income taxes                              (111)        235         216         680
                                              --------------------------------------------
NET INCOME                                        (118)        722         787       2,052
Other comprehensive income, net of tax:            264         294         454         755
                                              --------------------------------------------
COMPREHENSIVE INCOME                          $    146    $  1,016    $  1,241    $  2,807
                                              ============================================

Basic and Diluted Earnings Per Common Share   $  (0.06)   $   0.37    $   0.42    $   1.07
                                              ============================================
Dividends Declared Per Common Share           $   0.16    $   0.15    $   0.48    $   0.45
                                              ============================================

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

                                                                  Nine Months Ended
                                                                     September 30
                                                                   2002        2001
                                                                 --------------------
                                                                    (In thousands)
OPERATING ACTIVITIES
     Net income                                                  $    787    $  2,052
     Adjustments to reconcile net income to net
           cash from operating activities:
                 Provision for loan losses                          2,050         825
                 Loss on viatical settlement contracts                283          --
                 Depreciation                                         671         669
                 Amortization of intangible assets                     76         119
                 Net realized gain on sales of securities              (4)        (34)
                 Net realized loss on disposal of fixed assets         23          --
                 Net change in:
                   Loans held for sale                                684         319
                   Other assets                                      (552)        945
                   Accrued expenses and other liabilities            (834)       (431)
                   Reduction of obligation under ESOP                  64          --
                                                                 --------------------
                      Net cash from operating activities            3,248       4,464

INVESTING ACTIVITIES

     Proceeds from sales of securities available for sale             254       2,125
     Proceeds from maturities of securities available for sale     22,330      11,951
     Purchases of securities available for sale                   (10,051)    (20,261)
     Net change in loans                                          (23,127)      8,203
     Proceeds from sale of premises and equipment                      58          --
     Purchase of premises and equipment                              (160)     (1,159)
                                                                 --------------------
                   Net cash from investing activities             (10,696)        859

FINANCING ACTIVITIES

     Net change in deposits                                          (313)     10,253
     Net change in federal funds purchased                          2,750      (4,000)
     Proceeds from long-term borrowings                               870          --
     Repayments of long-term borrowings                                --      (2,000)
     Common stock repurchased and retired                            (903)        (69)
     Cash dividends paid                                             (905)       (621)
                                                                 --------------------
                   Net cash from financing activities               1,499       3,563
                                                                 --------------------
Net change in cash and cash equivalents                            (5,949)      8,886
Cash and cash equivalents at beginning of period                   23,432      18,489
                                                                 --------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 17,483    $ 27,375
                                                                 ====================



See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL
STATEMENTS
SOUTHERN MICHIGAN BANCORP, INC. AND SUBSIDIARY

September 30, 2002


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

The basic and diluted weighted average common shares outstanding for the three and nine month period ended September 30, 2002 and 2001 were:

                   For the 3 months ended              For the 9 months ended
                   9/30/02          9/30/01           9/30/02           9/30/01
                  --------------------------------------------------------------
Basic             1,853,440        1,923,331         1,870,737         1,924,501
Diluted           1,853,549        1,923,400         1,871,140         1,924,602

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On January 1, 2002, the Company adopted a new accounting standard, Statement of Financial Accounting Standards (SFAS) No. 142, "Goodwill and Other Intangible Assets", which addresses accounting for goodwill and intangible assets arising from business combinations. Identifiable intangible assets must be separated from goodwill. Identifiable intangible assets with finite useful lives are amortized under the new standard, whereas goodwill resulting from business combinations, both amounts previously recorded and future amounts purchased, cease being amortized. Annual impairment testing is required for goodwill with impairment being recorded if the carrying amount of goodwill exceeds its implied fair value. The Company's current intangible assets resulted from branch acquisitions. Interpretations by the Financial Accounting Standards Board (FASB) required the continued amortization of the core deposit intangibles and the unidentified intangibles resulting from branch acquisitions.


Intangible assets subject to amortization are as follows:


                                  September 30, 2002        December 31, 2001
                                  ------------------        -----------------
                               Gross      Accumulated     Gross     Accumulated
Description                    Amount     Amortization    Amount    Amortization
-----------                    ------     ------------    ------    ------------

Core deposit intangibles     $  559,000     $399,000    $  559,000    $370,000
Unidentified intangibles        938,000      365,000       938,000     318,000
                             ----------     --------    ----------    --------
  Total                      $1,497,000     $764,000    $1,497,000    $688,000



Amortization expense for the first nine months of 2002 and 2001 was $76,000 and $119,000. Estimated annual amortization expense for the next five years is:

                               Before SFAS No. 147       After SFAS No. 147
                               -------------------       ------------------
             2002                   $102,000                  $39,000
             2003                    102,000                   39,000
             2004                    102,000                   39,000
             2005                    102,000                   39,000
             2006                     96,000                   33,000

On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 resulted in the reclassification of $620,000 of previously recognized unidentifiable intangible assets to goodwill. Additionally, prior period amortization expense was reversed totaling $15,000 and $0 for the three months ended September 30, 2002 and 2001, and $47,000 and $0 for the nine months ended September 30, 2002 and 2001. The effect of the restatement was to increase net income by $10,000 and $0 for the three months ended September 30, 2002 and 2001, and $31,000 and $0 for the nine months ended September 30, 2002 and 2001.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

During the first nine months of 2002, cash and cash equivalents decreased 25.4% or $5,949,000. In addition, securities available for sale decreased by 19.2% or $11,842,000 during this same time period. These funds were primarily used to fund additional loans.

Gross loans have increased by 10.4%, or $21,652,000 in the first nine months of 2002. The increase has occurred in the commercial and real estate mortgage loan portfolios. Installment loans continue to decline. Commercial loans are up 14.5% or $18,957,000. Mortgage loans are up 13.8% or $7,956,000 from December 31, 2001.

In assessing the adequacy of the allowance for loan losses, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of September 30, 2002.

The allowance for loan losses was $2,954,000 or 1.26% of gross loans, including loans held for sale, at September 30, 2002. As of December 31, 2001, the allowance for loan losses was $2,065,000 or .97% of gross loans, including loans held for sale. Non-performing loans (defined as loans over 90 days past due or non accrual loans) increased from $2,706,000 at December 31, 2001 to $3,514,000 at September 30, 2002. In consideration of increase in the levels of non performing loans and net charge-offs during the quarter, management increased the allowance during the third quarter of 2002 to the high end of the range of estimated loss determined by the Bank's methodology to assess the adequacy of the allowance for loan losses.

There were no significant fixed asset commitments as of September 30, 2002.

Total deposits decreased by $313,000 or .1% during the first nine months of 2002. To provide an additional source of funding for loan growth the Company borrowed $2.8 million of federal funds purchased at September 30, 2002, and issued $7.2 million in brokered certificates of deposit.

During the first nine months of 2002, the Company repurchased approximately $903,000 worth of stock and retired it. This resulted in total shareholders' equity decreasing from December 31, 2001.




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

The following table summarizes the Company's capital ratios as of September 30, 2002 and December 31, 2001:

                                        September 30, 2002   December 31, 2001
                                        ------------------   -----------------
     Tier 1 risk-based capital ratio          10.3%                11.1%
     Total risk-based capital ratio           11.5%                12.0%
     Leverage ratio                            7.9%                 8.3%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by 3.5% or $319,000 for the nine month period ended September 30, 2002 compared to the same period in 2001. Higher priced deposits matured during the last part of 2001 reducing interest costs which in turn increased the net interest income. This reduction in interest expense offset a 15.5% decrease in gross interest income which declined primarily as a result of the prime rate being lower during the first nine months of 2002 as compared to the first nine months of 2001.

Net interest income for the three months ending September 30, 2002 compared to the same period in 2001 declined 1.9% or $60,000. During the third quarter of 2002 federal funds were purchased more frequently to ensure the Bank maintained sufficient liquidity. This increased the other interest expense of the Bank for this time period.

Provision for Loan Losses

The provision for loan losses is based on an analysis of outstanding loans. In assessing the adequacy of the allowance for loan losses, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions, historical loan loss experience, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and personnel.

The provision for loan losses for the nine months ended September 30, 2002 is $1,225,000 higher than the provision for the nine months ended September 30, 2001. For the three month period ending September 30, 2002, the provision is $1,175,000 higher than the prior year comparable period. During the third quarter of 2002, $560,000 was charged off because of anticipated losses related to a $1,000,000 accounts receivable factoring facility for a single customer. The customer's accounting provided to the Bank indicated that approximately $350,000 of payments on the accounts receivable purchased by the Bank were retained by the customer. In addition, a substantial portion of the remaining receivables purchased from the customer are being disputed by the account obligors. The Bank is pursuing legal action regarding this matter. The provision has increased during both of these periods primarily to account for commercial loan charge offs and growth, and to provide for increases in allowance allocations for specific loan credits and higher non specific allocations as a result of the increased levels of non-performing loans and net charge-offs.

Non-interest Income

Non-interest income increased $137,000 and $419,000 for the nine and three month periods ending September 30, 2002 compared to the same periods in 2001. A $239,000 and $152,000 increase was realized in service charges on deposit accounts for these periods. This was primarily due to fee income generated from an overdraft product the bank introduced at the end of May. The bank began paying overdraft checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced.

Net gain on sale of loans increased $61,000 and $160,000 for the nine and three month periods ending September 30, 2002 compared to the same periods in 2001. In September 2002, the Bank sold the guaranteed portions of two government guaranteed commercial loans which resulted in an $81,000 gain. In addition, mortgage rates dipped during the third quarter of 2002 causing another wave of refinance business.

Other non interest income for the third quarter of 2001 was negative as the mortgage servicing rights were being written off faster than the serving income was coming in and there was not enough other income to offset the write off fully. In the third quarter of 2002, the serving rights were still being written off faster than the serving income was accruing, but ATM income and other fees offset the write off.

Offsetting these increases was the $283,000 second quarter 2002 loss on viatical insurance contracts.


Non-interest Expense

Non-interest expenses increased by $960,000 and $370,000 for the nine and three month period ended September 30, 2002 compared to the same periods in 2001.

During the nine and three months ended September 30, 2002, salaries and employee benefits expense increased $632,000 and $233,000 respectively, compared to the same period in 2001. Commissions paid to mortgage originators for the first nine months of 2002 have exceeded the commissions for the same time period in 2001 by over $181,000. The cost of employee benefits increased in 2002 as health insurance costs have increased and more employees have participated in the plan. Costs for health insurance increased $124,000 and $75,000 for the nine and three months ended September 30, 2002 compared to the same periods last year.

In addition to salaries and employee benefits increasing, the Company saw an increase in professional and outside services expense from legal and other fees related to the resolution of a lawsuit during the first quarter of 2002. In September of 2002, approximately $100,000 was written down for property classified as other real estate owned and mortgage in redemption.

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

New Accounting Pronouncements


On October 1, 2002, the FASB issued SFAS No. 147, "Acquisitions of Certain Financial Institutions." SFAS No. 147 is effective October 1, 2002, and may be early applied. SFAS No. 147 supersedes SFAS No. 72, "Accounting for Certain Acquisitions of Banking or Thrift Institutions." SFAS No. 147 provides guidance on the accounting for the acquisition of a financial institution, and applies to all such acquisitions except those between two or more mutual enterprises. Under SFAS No. 147, the excess of the fair value of liabilities assumed over the fair value of tangible and identifiable intangible assets acquired in a financial institution business combination represents goodwill that should be accounted for under SFAS No. 142, "Goodwill and Other Intangible Assets." If certain criteria are met, the amount of the unidentifiable intangible asset resulting from prior financial institutions acquisitions is to be reclassified to goodwill upon adoption of this Statement. Financial institutions meeting conditions outlined in SFAS No. 147 are required to restate previously issued financial statements. The objective of the restatement is to present the balance sheet and income statement as if the amount accounted for under SFAS No. 72 as an unidentifiable intangible asset had been reclassified to goodwill as of the date the Company adopted SFAS No. 142. Adoption of SFAS No. 147 on October 1, 2002 resulted in the reclassification of $620,000 of previously recognized unidentifiable intangible assets to goodwill. Additionally, prior period amortization expense was reversed totaling $15,000 and $0 for the three months ended September 30, 2002 and 2001, and $47,000 and $0 for the nine months ended September 30, 2002 and 2001. The effect of the restatement was to increase net income by $10,000 and $0 for the three months ended September 30, 2002 and 2001, and $31,000 and $0 for the nine months ended September 30, 2002 and 2001.

Contingent and Contractual Obligations

At September 30, 2002, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $184,000.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At September 30, 2002, commitments under outstanding standby letters of credit were $288,000.

Loan commitments outstanding to extend credit totaled $45,394,000 at September 30, 2002.

Management does not anticipate any losses as a result of the above transactions; however the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first nine months of 2002.

ITEM 4.  Controls and Procedures.

Within the 90-day period prior to the filing date of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended (the "Exchange Act")). Based on their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms.

Subsequent to the date of their evaluation, our Chief Executive Officer and Chief Financial Officer have concluded that there were no significant changes in the Company's internal controls or in other factors that could significantly affect its internal controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

None.

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

A special committee of the Board of Directors of the Company has conducted an investigation of the Company's purchase of certain viatical investments in 1998. As a result of such investigation, the Board of Directors of the Company requested that James J. Morrison resign as a Director of the Company and as a Director of Southern Michigan Bank & Trust (the "Bank").

Mr. Morrison has tendered his resignation as a Director of the Company and as a Director of the Bank effective October 31, 2002. In his resignation, Mr. Morrison stated that he disagreed with the conclusion in the special committee's report and that he believed it is in the best interests of the Bank that he resign.

The Board of Directors of the Company wish to thank Mr. Morrison for his many years of dedicated service to the Company and the Bank.

ITEM 6.  Exhibits and Reports on Form 8-K.

     a.   Listing of Exhibits: 99.1 Certification of the Company's CEO
                               99.2 Certification of the Company's CFO

     b. Form 8K: On August 14, 2002, an 8-K was filed reporting the submission of the second quarter CEO and CFO certifications to the Securities and Exchange Commission pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Southern Michigan Bancorp, Inc.
                                       ----------------------------------------
                                                (Registrant)


Date:  November 13, 2002               /s/ John H. Castle
       ------------------              ----------------------------------------
                                       John H. Castle, Chief Executive Officer


Date:  November 13, 2002               /s/ James T. Grohalski
       -----------------               ----------------------------------------
                                       James T. Grohalski, Chief Financial
                                       Officer (Principal Financial and
                                       Accounting Officer)

                                 CERTIFICATIONS
                       Pursuant to 18 U.S.C. Section 1350,
      as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

I, John H. Castle, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southern Michigan Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and


               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: November 13, 2002                /s/ John H. Castle
      -----------------                ----------------------------------------
                                       John H. Castle, Chief Executive Officer

I, James T. Grohalski, certify that:

     1. I have reviewed this quarterly report on Form 10-Q of Southern Michigan Bancorp, Inc.;

     2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

     3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

               a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

               a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date:  November 13, 2002                 /s/ James T. Grohalski
       -----------------                 -------------------------------------
                                         James T. Grohalski, Chief Financial
                                         Officer

                                INDEX TO EXHIBITS

Exhibit No.     Description of Exhibit

99.1            Certification of the Company's Chief Executive Officer,
                John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2 Certification of the Company's Chief Financial Officer, James T. Grohalski, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.