Form 10-K
period 2002-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2003-03-28
CIK 703699

--------------------------------------------------------------------------------


                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-K

            [X]    ANNUAL REPORT UNDER SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002

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

                                 (517) 279-5500
              (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

         SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:


                                                       NAME ON EACH EXCHANGE
       TITLE OF EACH CLASS                              ON WHICH REGISTERED
       -------------------                              -------------------

              NONE                                              NONE


         SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE EXCHANGE ACT:


                          COMMON STOCK, $2.50 PAR VALUE
                                (TITLE OF CLASS)

         Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

         Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

         Indicate by check mark whether the registrant is an accelerated filer
(as defined in Rule 12b-2 of the Act). YES [ ]   NO[X]

         The aggregate market value of the registrant's common stock, par value $2.50 per share (based on the last sale of the day) held by non-affiliates of the registrant as of June 28, 2002 was approximately $22,336,000. For purposes of this computation, all executive officers, directors and 5% shareholders of the registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

         The number of shares outstanding of the registrant's common stock as of March 14, 2003 was 1,849,349 shares.

--------------------------------------------------------------------------------

                       DOCUMENTS INCORPORATED BY REFERENCE

                                                   Parts of Form 10-K Into Which
Identity of Document                                    Document is Incorporated
--------------------                                    ------------------------

Definitive Proxy Statement with                                Part III
respect to the 2003 Annual Meeting of
Shareholders of the Company.

                                     PART I

                                INTRODUCTORY NOTE

         This Annual Report on Form 10-K may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included herein are based on current expectations that involve a number of risks and uncertainties. Accordingly, to the extent that this Annual Report contains forward-looking statements regarding the financial condition, operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

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

         The payment of dividends by the Company and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (see "Capital Requirements"). These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for the Company's cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses. Based on the Bank's balance sheet as of December 31, 2002, the Bank could pay a dividend to the Company in the amount of $1,700,000 without prior regulatory approval.

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

USA Patriot Act

         Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") requires each financial institution to implement additional policies and procedures with respect to: money laundering; suspicious activities and currency transaction reporting; and currency crimes. The USA Patriot Act also contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

FDICIA

         In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2002, the Bank's capital ratios exceed the requirements to be considered a well-capitalized institution under FDIC regulation.

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

         Under the Deposit Insurance Funds Act of 1996, effective January 1, 1997, the Bank is required to pay, in addition to the BIF deposit insurance assessment, if any, the Financing Corporation ("FICO") assessment to service the interest on FICO bond obligations. FICO assessment rates may be adjusted quarterly to reflect a change in assessment base for the BIF. The current FICO assessment rate for the first quarter of 2003 is 1.68 cents per $100 of deposits.

Capital Requirements

         The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of

8.0 percent. At least half of Total Capital must be composed of common shareholder's equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries, less goodwill and certain other intangible assets ("Tier I Capital"). At December 31, 2002, the Company's Total Capital to risk-weighted assets was 11.5 percent, which is above the regulatory minimum requirements.

         In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for the bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent. The Company's Tier I Capital leverage ratio at December 31, 2002 was 7.8 percent.

         The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements applicable to bank holding companies. At December 31, 2002, the Bank met all applicable capital requirements.

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

Employees

         As of December 31, 2002, 153 persons were employed by the Bank; 128 were full time employees and 25 were part time employees.

Selected Statistical Information

         The following tables describe certain aspects of the Company's business in statistical form.

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL

The following are the average balance sheets for the years ending December 31:
(Dollars in Thousands)

                                            2 0 0 2                             2 0 0 1                         2 0 0 0
                                 -------------------------------    -----------------------------   -----------------------------
                                Average                  Yield/     Average               Yield/    Average                Yield/
                                Balance     Interest      Rate      Balance    Interest    Rate     Balance     Interest    Rate
                                -------     --------      ----      -------    --------    ----     -------     --------    ----
ASSETS
Interest earning assets:
Loans (A)(B)(C)                 $228,715     $16,456       7.2%    $208,298    $18,490     8.9%   $208,160     $20,131      9.7%
Taxable investment
  securities (D)                  29,169       1,365       4.7       36,203      2,360     6.5      33,966       2,212      6.5
Tax-exempt investment
  securities (A)                  23,269       1,439       6.2       18,698      1,306     7.0      18,210       1,376      7.6
Federal funds sold                    19           2      10.5          767         36     4.7         548          23      4.2
                                --------     -------               --------    -------            --------     -------
   Total interest
     earning assets              281,172      19,262       6.8      263,965     22,192     8.4     260,884      23,742      9.1

Non-interest earning
     assets:
   Cash and due
     from banks                   15,932                             22,327                         11,858
   Other assets                   20,997                             20,784                         19,370
   Less allowance
     for loan loss                (2,394)                            (1,854)                        (2,066)
                                 -------                           --------                       --------

     Total assets               $315,707                           $305,223                       $290,046
                                ========                           ========                       ========

LIABILITIES AND
SHAREHOLDERS'
EQUITY
Interest bearing
  liabilities:
   Demand deposits              $102,387       1,386       1.4%    $ 89,282    $ 2,323     2.6%   $ 83,326     $ 3,274      3.9%
   Savings deposits               46,079         916       2.0       43,054      1,297     3.0      43,793       1,467      3.3
   Time deposits                  68,377       2,230       3.3       80,387      4,275     5.3      73,450       4,171      5.7
   Federal funds
     purchased                     2,931          59       2.0           28          2     7.1       4,337         281      6.5
   Other borrowings               25,071       1,856       7.4       23,367      1,749     7.5      20,915       1,504      7.2
                                --------     -------               --------    -------            --------     -------
     Total interest
       bearing
       liabilities               244,845       6,447       2.6      236,118      9,646     4.1     225,821      10,697      4.7

Non-interest bearing
   liabilities:
   Demand deposits                40,022                             38,676                         36,334
   Other                           3,723                              2,715                          2,854
   Common stock
     subject to
     repurchase
     obligation                    1,571                              1,501                          2,734
   Shareholders' equity           25,544                             26,214                         22,303
                                --------                           --------                       --------
Total liabilities
  and shareholders'
  equity                        $315,707                           $305,223                       $290,046
                                ========                           ========                       ========

   Net interest earnings                     $12,815                            $12,546                        $13,045
                                             ========                           =======                        =======

Interest rate spread                                       4.2%                            4.3%                             4.4%
Net yield on interest
  earning assets                                           4.6%                            4.8%                             5.0%
                                                           ===                             ===                              ===

(A) Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $489,000 and $19,000, respectively for 2002; $444,000 and $24,000, respectively for 2001; and $468,000 and $29,000, respectively for 2000.
(B) Average balance includes average nonaccrual loan balances of $2,730,000 in 2002; $1,543,000 in 2001; and $745,000 in 2000.
(C) Interest income includes loan fees of $933,000 in 2002; $815,000 in 2001; and $650,000 in 2000.
(D) Average balance includes average unrealized gain (loss) of $883,000 in 2002; $907,000 in 2001; and $(515,000) in 2000 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

I. DISTRIBUTION OF ASSETS, LIABILITIES AND SHAREHOLDERS' EQUITY; INTEREST RATES AND INTEREST DIFFERENTIAL (CONTINUED)

(Dollars in Thousands)

The following table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:

Volume Variance -- change in volume multiplied by the previous year's rate.

Rate Variance -- change in rate multiplied by the previous year's volume.

Rate/Volume Variance -- change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2002, 2001 and 2000.

                                                        2002 Compared to 2001            2001 Compared to 2000
                                                     Increase (Decrease) Due To       Increase (Decrease) Due To
                                                    ---------------------------      ---------------------------
Interest income on:                                 Volume      Rate        Net      Volume      Rate        Net
                                                    ------      ----        ---      ------      ----        ---
Loans                                              $   1,695  $  (3,729) $  (2,034) $      13  $  (1,654) $  (1,641)
Taxable investment securities                           (406)      (589)      (995)       146          2        148
Tax-exempt investment securities                         294       (161)       133         36       (106)       (70)
Federal funds sold                                       (54)        20        (34)        10          3         13
                                                   ---------- ---------  ---------- ---------  ---------  ---------

   Total interest earning assets                   $   1,529  $  (4,459) $  (2,930) $     205  $  (1,755) $  (1,550)
                                                   =========  ========== ========== =========  ========== ==========

Interest expense on:

Demand deposits                                    $     303  $  (1,240) $    (937) $     220  $  (1,171) $    (951)
Savings deposits                                          86       (467)      (381)       (24)      (146)      (170)
Time deposits                                           (570)    (1,475)    (2,045)       379       (275)       104
Federal funds purchased                                   59         (2)        57       (305)        26       (279)
Other borrowings                                         126        (19)       107        182         63        245
                                                   ---------  ---------- ---------  ---------  ---------  ---------

   Total interest bearing liabilities              $       4  $  (3,203) $  (3,199) $     452  $  (1,503) $  (1,051)
                                                   =========  ========== ========== =========  ========== ==========

Net interest income                                $   1,525  $  (1,256) $     269  $    (247) $    (252) $    (499)
                                                   =========  ========== =========  ========== ========== ==========


II.  INVESTMENT PORTFOLIO

(Dollars in Thousands)

The following table sets forth the fair value and amortized cost of securities at December 31:


                                                2 0 0 2                   2 0 0 1                    2 0 0 0
                                                -------                   -------                    -------
                                          Fair        Amortized      Fair       Amortized      Fair       Amortized
                                          Value         Cost         Value        Cost         Value        Cost
                                          -----         ----         -----        ----         -----        ----
U.S. Treasury and other
  U.S. Government agencies
  and corporations                      $  16,103    $  15,702    $  21,476     $ 21,156     $ 19,163     $  19,023
States and political subdivisions          27,505       26,788       30,322       30,098       22,737        22,575
Corporate securities                        3,288        3,218        4,445        4,410        6,054         6,031
Other securities                            1,915        1,902        5,288        5,262        3,521         3,566
                                        ---------    ---------    ---------     --------     --------     ---------

Total investment securities             $  48,811    $  47,610    $  61,531     $ 60,926     $ 51,475     $  51,195
                                        =========    =========    =========     ========     ========     =========


The following table sets forth the market value of debt securities by maturity (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 2002:


                                     -----------------------------------Maturing---------------------------------

                                       Within One Year      1 to 5 Years        5 to 10 Years     After 10 Years
                                       ---------------      ------------        -------------     --------------

                                       Amount    Yield     Amount    Yield     Amount   Yield     Amount    Yield
                                       ------    -----     ------    -----     ------   -----     ------    -----
U.S. Treasury and other
  U.S. Government agencies
  and corporations                    $   1,524   6.2%    $ 14,579    3.7%   $       -      -%   $       -     -%
States and political subdivisions (1)     4,269   4.1       17,109    4.1        4,191    4.9        1,936   4.9
Corporate securities                      1,788   3.8        1,500    5.1            -      -            -     -
Other securities                            343   3.8            -      -          189    5.8            -     -
                                      ---------           --------           ---------  -----    ---------  ----

Total (1)                             $   7,924   4.3%    $ 33,188    4.0%   $   4,380    4.9%   $   1,936   4.9%
                                      =========  ====     ========   ====    =========  =====    =========  ====

(1)  Yields are not presented on a tax-equivalent basis.


The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Except as indicated and for U.S. Treasury and other U.S. Government agencies, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2002 and 2001, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $10,358,000 and $10,563,000, respectively.

III. LOAN PORTFOLIO

(Dollars in Thousands)

TYPES OF LOANS

The following table sets forth the classification of loans by major category at December 31:


                                              2002           2001           2000            1999            1998
                                              ----           ----           ----            ----            ----
Commercial, financial, and
  agricultural                            $   152,500     $   130,903    $   112,748    $    96,758     $    82,533
Real estate mortgage                           66,118          57,651         69,222         62,432          50,909
Installment                                    15,548          22,118         31,411         33,190          29,203
                                          -----------     -----------    -----------    -----------     -----------

   Total loans                            $   234,166     $   210,672    $   213,381    $   192,380     $   162,645
                                          ===========     ===========    ===========    ===========     ===========




MATURITIES AND SENSITIVITIES OF LOANS TO CHANGES IN INTEREST RATES

The following table sets forth the maturities of the loan portfolio at December 31, 2002. Also provided are the amounts due after one year classified according to interest rate sensitivity.

                                                           Within 1        1 to 5          After 5
                                                           Year (A)         Years           Years           Total
                                                           --------         -----           -----           -----


Commercial, financial, and agricultural                   $    60,035    $    82,963    $     9,502     $   152,500
Real estate mortgages                                           9,003         15,168         41,947          66,118
Installment                                                     8,089          7,355            104          15,548
                                                          -----------    -----------    -----------     -----------

   Total                                                  $    77,127    $   105,486    $    51,553     $   234,166
                                                          ===========    ===========    ===========     ===========

Loans maturing after one year with:
   Fixed interest rates                                                  $    49,990    $     1,194
   Variable interest rates                                                    55,496         50,359
                                                                         -----------    -----------

     Total                                                               $   105,486    $    51,553
                                                                         ===========    ===========

         (A) Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

\



NON-PERFORMING LOANS

Non performing loans include nonaccrual and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:

                                                                        December 31
                                              2002           2001           2000            1999            1998
                                              ----           ----           ----            ----            ----
Non accrual loans:
   Commercial, financial and
     agricultural                         $     3,600     $     1,853    $     1,759    $       306     $       343
   Real estate mortgage                           198              84              -             23               -
   Installment                                      -               -              -              -               -
                                          -----------     -----------    -----------    -----------     -----------

                                                3,798           1,937          1,759            329             343

Loans contractually past due 90 days
  or more and still accruing interest:
   Commercial, financial, and
     agricultural                                   -             510            123            432             807
   Real estate mortgage                           162             223            277            134             161
   Installment                                      9              36             55             34             120
                                          -----------     -----------    -----------    -----------     -----------
                                                  171             769            455            600           1,088
                                          -----------     -----------    -----------    -----------     -----------

     Total                                $     3,969     $     2,706    $     2,214    $       929     $     1,431
                                          ===========     ===========    ===========    ===========     ===========

Percent of total loans outstanding               1.69%          1.28%           1.04%           .48%           .88%
                                          ===========     ==========     ===========    ===========     ==========

The accrual of interest income generally is discontinued when a loan becomes over 90 days past due as to principal or interest. When interest accruals are discontinued, interest credited to income in the current year and accrued interest from the prior year is reversed. Management may elect to continue the accrual of interest when: (1) the fair value of collateral is sufficient to cover the principal balance and accrued interest; and (2) the loan is in the process of collection.


Interest of $43,000 and $31,000 was realized on nonaccrual loans during 2002 and 2001, respectively. Under original terms for these loans, interest income which would have been recorded approximates $296,000 and $205,000 in 2002 and 2001, respectively. There are no loan commitments outstanding to extend credits to these customers.

POTENTIAL PROBLEM LOANS

At December 31, 2002, the Company had approximately $5,666,000 in commercial, financial, agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their special mention classification is reviewed on a monthly basis. At December 31, 2002, the Company also had loans of $6,118,000 that were considered impaired but are not included in the non performing table above. This includes $3,008,000 that is currently not past due, and $2,578,000 that was rewritten and is performing as per the new agreements. All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

IV.      SUMMARY OF LOAN LOSS EXPERIENCE

(Dollars in Thousands)

The following table sets forth changes in the allowance for loan losses:

                                                                         Year Ended December 31
                                                        2002         2001         2000         1999         1998
                                                        ----         ----         ----         ----         ----
Balance at beginning of year                         $   2,065    $   2,096     $  2,132     $  2,026     $   1,863

Charge offs:
   Commercial, financial and agricultural               (1,302)      (1,225)        (512)        (505)         (227)
   Installment                                            (354)        (520)        (406)        (492)         (352)
   Real estate                                             (48)         (20)         (24)         (53)            -
                                                     ----------   ----------    ---------    ---------    ---------
                                                        (1,704)      (1,765)        (942)      (1,050)         (579)


Recoveries:
   Commercial, financial and agricultural                  262          307           96          171            41
   Installment                                             215          176          109          132           101
   Real estate                                               3            1            1            1             -
                                                     ---------    ---------     --------     --------     ---------
                                                           480          484          206          304           142
                                                     ---------    ---------     --------     --------     ---------
   Net charge offs                                      (1,224)      (1,281)        (736)        (746)         (437)

Provision for loan losses                                2,671        1,250          700          852           600
                                                     ---------    ---------     --------     --------     ---------

   Balance at end of year                            $   3,512    $   2,065     $  2,096     $  2,132     $   2,026
                                                     =========    =========     ========     ========     =========

Average loans outstanding                            $ 228,715    $ 208,298     $208,160     $178,906     $ 160,666
                                                     =========    =========     ========     ========     =========

Ratio of net charge offs to average loans
  outstanding                                              .54%         .61%         .35%         .42%          .27%
                                                     =========    =========     ========     ========     =========

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

The following table sets forth the allocation of the allowance for loan losses at December 31:

                  -----2 0 0 2-----   -------2 0 0 1-------   -------2 0 0 0-------  ------1 9 9 9-----  -----1 9 9 8------
                       -------               -------                 -------               -------            -------
                            Percent                Percent               Percent              Percent                Percent
                               of                     of                     of                 of                      of
                            Loans in              Loans in               Loans in             Loans in               Loans in
                              Each                  Each                    Each                Each                  Each
                            Category              Category               Category             Category              Category
                            Of Total               Of Total              Of Total             Of Total               Of Total
                 Allowance    Loans    Allowance    Loans    Allowance     Loans   Allowance   Loans     Allowance    Loans
                 ---------    -----    ---------    -----    ---------     -----   ---------   -----     ---------    -----

Commercial,
financial
and
agricultural       $2,140     65.1%     $1,296        62.1%     $1,236      52.9%    $ 924       50.3%     $ 777        50.7%
Real estate
mortgage               33     28.3          30        27.4          35      32.4       127       32.5        103        31.3
Installment           163      6.6         231        10.5         325      14.7       601       17.2        521        18.0
Unallocated         1,176        -         508           -         500         -       480          -        625           -
                   ------    -----      ------       -----      ------     ------    ------    -------    ------      ------

                   $3,512    100.0%     $2,065       100.0%     $2,096      100.0%   $2,132      100.0%   $2,026       100.0%
                   ======    =====      ======       =====      ======     ======    ======    =======    ======      ======


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

The increase in the 2002 allowance and provision for loan losses include higher charge offs and higher non performing and impaired loans. The increase in the 2001 provision for loan losses occurred to provide for increased charge offs and increased impaired loans and higher delinquency rates. The 2000 provision was set at a level considered necessary to cover expected loan losses. The 1999 and 1998 provisions increased to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies.

V.   DEPOSITS

(Dollars in Thousands)

The following table sets forth the average amount of deposits and rates paid for deposits for the years ended December 31:

                                                           2 0 0 2               2 0 0 1               2 0 0 0
                                                           -------               -------               -------
                                                    Amount      Rate      Amount       Rate     Amount       Rate
                                                    ------      ----      ------       ----     ------       ----
Non interest bearing demand deposits               $  40,022             $  38,676             $  36,334
Interest bearing demand deposits                     102,387      1.4%      89,282     2.6%       83,326     3.9%
Savings deposits                                      46,079      2.0       43,054     3.0        43,793     3.3
Time deposits                                         68,377      3.3       80,387     5.3        73,450     5.7
                                                   ---------             ---------             ---------

                                                   $ 256,865             $ 251,399             $ 236,903
                                                   =========             =========             =========

The following table sets forth as of December 31, 2002, the aggregate amount of outstanding time deposits of $100,000 or more by maturity (in thousands of dollars):

                           Three months or less                          $    6,580
                           Over three months through six months               5,773
                           Over six months through twelve months              4,155
                           Over twelve months                                16,166
                                                                         ----------

                                                                         $   32,674
                                                                         ==========


VI.  RETURN ON EQUITY AND ASSETS

The following table sets forth consolidated operating and capital ratios for the years ended December 31:

                                                                                 2 0 0 2     2 0 0 1      2 0 0 0
                                                                                 -------     -------      -------

Return on average assets                                                            .33%        .90%        1.16%
Return on average equity (1)                                                       4.04       10.47        15.13
Dividend payout ratio (2)                                                        115.68       43.00        40.30
Average equity to average assets (1)                                               8.09        8.59         7.69

     (1) Average equity used in the above table excludes common stock subject to repurchase obligation but includes average accumulated other comprehensive income.
     (2) Dividends declared divided by net income.

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

ITEM 3.        LEGAL PROCEEDINGS

         The Bank is frequently engaged in litigation, both as plaintiff and defendant, which is incident to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to it to date, management of the Company does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material effect on the consolidated financial statements of the Company, except as disclosed in Note A of the Notes to Consolidated Financial Statements described in Item 15(a)(1) below.

ITEM 4.        SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         None.

                                     PART II

ITEM 5.        MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
               MATTERS

         The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 546 shareholders of record at February 14, 2003.

         The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:

                                                 2002                                             2001
                             ------------------------------------------       -------------------------------------------
                                     BID PRICE                  CASH                   BID PRICE                 CASH
                             -------------------------        DIVIDENDS       --------------------------       DIVIDENDS
                             HIGH BID          LOW BID        DECLARED         HIGH BID         LOW BID        DECLARED
Quarter Ended
--------------------------------------------------------------------------------------------------------------------------
March 31                    $    16.25      $    15.80       $      .16      $    16.75       $    14.50      $      .15
June 30                          16.39           16.00              .16           17.00            15.51             .15
September 30                     16.20           15.70              .16           17.30            15.16             .15
December 31                      15.89           15.20              .16           16.40            15.45             .16

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note N to the consolidated financial statements for the year ended December 31, 2002.

Equity Compensation Plan Information

The Following table summarizes certain information about equity compensation plans of the Company as of December 31, 2002:

-------------------------------- ----------------------------- ----------------------------- ------------------------------
                                                                                                 NUMBER OF SECURITIES
                                                                                                REMAINING AVAILABLE FOR
                                  NUMBER OF SECURITIES TO BE                                     ISSUANCE UNDER EQUITY
                                   ISSUED UPON EXERCISE OF      WEIGHTED-AVERAGE EXERCISE         COMPENSATION PLANS
                                     OUTSTANDING OPTIONS,          PRICE OF OUTSTANDING          (EXCLUDING SECURITIES
                                     WARRANTS AND RIGHTS       OPTIONS, WARRANTS AND RIGHTS    REFLECTED IN COLUMN (A))
         PLAN CATEGORY                       (A)                           (B)                            (C)
         -------------                       ---                           ---                            ---

Equity Compensation Plans
Approved by Security Holders
                                            5,092                         $15.32                        104,908
Equity Compensation Plans Not
Approved by Security Holders
                                              0                             0                              0
---------------------------------------------------------------------------------------------------------------------------
Total                                       5,092                         $15.32                        104,908
---------------------------------------------------------------------------------------------------------------------------

ITEM 6.           SELECTED FINANCIAL DATA

The following is a summary of certain financial information of the Company (Dollars are in thousands except for per share data).


                                                                     Year Ended December 31
                                                2002            2001             2000            1999             1998
                                            ----------------------------------------------------------------------------
Total interest income                       $   18,754       $   21,724      $   23,245       $   20,051      $   19,446
Net interest income                             12,307           12,079          12,548           11,616          11,414
Provision for loan losses                        2,671            1,250             700              852             600
Net income                                       1,033            2,744           3,375            3,300           3,549
Per share data (1):
    Basic and diluted earnings per share           .55             1.43            1.75             1.64            1.70
    Cash dividends                                 .64              .61             .70              .68             .60
Balance sheet data:
    Loans                                      234,166          210,672         213,381          192,380         162,645
    Deposits                                   262,389          261,083         245,430          233,303         233,361
    Other borrowings                            22,606           24,588          25,588           15,588           5,588
    Common stock subject to repurchase           1,618            1,523           1,478            3,990           6,029
    Equity                                      24,873           25,547          24,211           19,990          19,345
    Total assets                               320,683          317,096         303,639          275,825         266,851
Return on average assets                          .33%             .90%           1.16%            1.23%           1.42%
Return on average equity                         4.04%           10.47%          15.13%           16.37%          17.48%

(1) All per share amounts have been adjusted for a 10% stock dividend declared in 1999.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

         The following discussion provides information about the Company's financial condition which supplements the Consolidated Financial Statements. The analysis should be read in conjunction with such financial statements.

CRITICAL ACCOUNTING POLICIES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires us to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially result in materially different results under different assumptions and conditions. Below are critical accounting policies the Company has identified. For a detailed discussion on the application of these and other accounting policies, see Note A - Nature of Operation and Significant Accounting Policies to the audited consolidated financial statements.

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Management estimates the allowance balance required using historical loan loss experience, continued evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and personnel. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan is confirmed.

Loan Impairment: A loan is impaired when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral.

Accrued Pension Costs: The Bank has a defined benefit pension plan that covers substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as may be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. An actuary is engaged to estimate what the obligation of the Bank is as of year end. Assumptions used include the long term expected rate of return on the plan assets, the discount rate on benefit obligation and the rate of increase for employee compensation. Changes in the assumptions used could have a significant effect on the computed benefit obligation and expense.

FINANCIAL CONDITION

The Company functions as a financial intermediary and, as such, its financial condition should be examined in terms of trends in its sources and uses of funds.

The Company uses its funds primarily to support its lending activities. Loans increased by 11.2% in 2002 and decreased by 1.3% in 2001. The 2002 increase came in the commercial and real estate mortgage loan categories. In August of 2001, the Bank hired a commercial lender who was well known and respected in his market area. During 2002 loan growth in his market increased $11,611,000, or 83.3%. Real estate mortgage loans increased in 2002 as customers chose variable rate loan products to finance their homes. These variable rate loans were retained in the Bank's portfolio. Consumer installment loans continued to decline as the Bank has placed a very low emphasis on this type of loan product.

The 1.3% decline in 2001 loans occurred in the real estate mortgage and installment loan categories. However, commercial loans increased 16.1% during that period, as the Bank focused attention on this area of lending and actively called on current and potential customers. Consumer installment loans decreased 29.6% as the Bank chose not to compete with manufacturers offering 0% new car loans and the Bank placed less emphasis on indirect lending. Real estate mortgage loans decreased 16.7% as the Bank increased sales of loans in the secondary market. With interest rates declining, a number of real estate mortgage loans were refinanced and sold in the secondary market. This reduced the number and amount of loans that the Bank retained.

Gains recognized on the sale of real estate mortgage loans to the secondary market increased in 2002 to $1,442,000 from $1,161,000 in 2001. The secondary market loan activity increased in 2002 as mortgage rates remained low. Fixed rate loans, which represent all of the loans sold on the secondary market, continued to be very attractive. Loans held for sale at December 31, 2002 were $1,083,000. The real estate portfolio largely consists of residential mortgages within the local area with a low risk of loss.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $38,473,000 and $47,450,000 at December 31, 2002 and 2001, respectively. Most of these commitments are priced at a variable interest rate thus minimizing the Bank's risk in a changing interest rate environment.

There were no significant concentrations in any loan category as to borrower or industry. Substantially all loans are granted to customers located in the Bank's service area, which is primarily southern Michigan.

Another significant component of cash flow is the securities portfolio. Total securities decreased by 20.7% in 2002 and increased by 19.5% in 2001. In 2002, the funds received from maturing securities were used to partially fund loan growth. In 2001, the funds were reinvested back into the portfolio. Excess deposits were also invested in the portfolio.

The securities available for sale portfolio had net unrealized gains of $1,201,000 and $605,000 at December 31, 2002 and 2001, respectively. There are no concentrations of securities in the portfolio which would constitute an unusual risk except at year-end 2002 and 2001, securities issued by the State of Michigan and all of its political subdivisions totaled $10,358,000 and $10,563,000, respectively.

Deposits traditionally represent the Company's principal source of funds. Total deposits increased .5% in 2002 and 6.4% in 2001.

In 2001, the Bank experienced a substantial increase in deposits, however this was not unexpected. Because of the erratic financial markets the Bank did see a higher increase in our money market accounts than was expected. This was due to customers leaving the financial markets and placing their funds in accounts that paid slightly more interest than savings accounts, but that were not restricted as to withdrawals.

Attracting and keeping traditional deposit relationships will continue to be a challenge to the Bank, particularly with the increased competition from non-deposit products. As alternate funding sources, the Bank obtains putable advances from the Federal Home Loan Bank (FHLB) and secures brokered certificate of deposits. The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in the Bank's one-to-four family mortgage and SBA loans. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. The Bank has added $10,206,000 in brokered certificates of deposit from September through December of 2002. The Bank has found that these brokered funds are less expensive and more readily available than other long term deposits.

Premises and equipment decreased by 9.3% and increased by 3.3% in 2002 and 2001, respectively. During 2001, the Bank upgraded its hardware and software to better serve its customers in the ever changing technological area. During 2002, the Bank was able to maintain its infrastructure without large expenditures causing depreciation expense to exceed new purchases for the year.

CAPITAL RESOURCES

The Company maintains a strong capital base to take advantage of business opportunities while ensuring that it has resources to absorb the risks inherent in the business.

The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10% of mortgage servicing rights assets.

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

Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratios listed in Note Q to the financial statements. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP). As seen in Note Q, the Company exceeds the well capitalized requirements at December 31, 2002.

At December 31, 2002 the Bank had a tier 1 capital to average asset ratio of 7.5%. On February 17, 2003, the Bank entered into an agreement with its banking regulators that requires the Bank to maintain this ratio at a level at or above 7%.

In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 2002 and 2001, total average assets grew 3.4% and 5.2%. At the same time, average equity (including common stock held by the ESOP) decreased 2.2% in 2002 and increased 10.7% in 2001. Equity declined in 2002 because of the repurchase and retirement of 56,605 common stock shares. Future growth opportunities will focus on maintaining the existing customer base and growing within selected other markets identified as providing significant growth potential.

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

Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing or callable within 1 year were $16,692,000 at December 31, 2002 representing 34.1% of the market value of the investment securities portfolio, a slight decrease from the 36.0% level of 2001. Loans maturing within 1 year were $78,210,000 December 31, 2002 representing 33.4% of the gross loan portfolio, an increase from the 23.8% level of 2001.

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

During the year ended December 31, 2002, there was a net decrease in cash and cash equivalents of $4,145,000. The major sources of cash in 2002 were maturing securities, loan sales and purchased fed funds. The major uses of cash in 2002 were security purchases, loan growth and loans originated for sale.

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

Federal law places restrictions on extensions of credit from banks to their parent holding company and, with certain exceptions, to other affiliates, on investments in stock or other securities thereof, and on taking of such securities as collateral for loans. State law also places restrictions on the payment of dividends by the Bank to the Company. Note N to the Consolidated Financial Statements discusses these dividend limitations.

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

The Company measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds and mutual funds on which rates change daily and loans which are tied to the prime rate or a comparable index differ considerably from long-term investment securities and fixed-rate loans. Similarly, certificates of deposit and money market investment accounts are much more interest sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-earning assets over interest-bearing liabilities. In addition to reviewing the interest sensitivity gap, the Bank also analyzes projected changes in market interest rates and the resulting effect on net interest income.

The following table shows the interest sensitivity gaps for five different time intervals as of December 31, 2002:

                                          0-30           31-90       91-365        1-5         Over 5
                                          Days           Days         Days        Years         Years
                                          ----           ----         ----        -----         -----

Interest-earning assets                  $101,168      $12,576      $56,306     $109,612       $2,439

Interest-bearing liabilities              $69,053      $90,535      $32,347      $52,377       $1,615
                                          -----------------------------------------------------------

Interest sensitivity gap                  $32,115     $(77,959)     $23,959      $57,235         $824

The primary interest sensitive assets in the one year repricing range are commercial loans and adjustable rate mortgage loans. The primary interest sensitive liabilities in the one year repricing range are money market investment accounts, certificates of deposit and interest bearing checking accounts. This analysis indicates that growth in rate sensitive liabilities has outpaced the growth in rate sensitive assets in the one year range. This has occurred primarily as a result of the inclusion of interest bearing checking accounts and savings accounts in a repricing period of one year or less as these accounts have become rate sensitive as interest rates have fluctuated. The long-term interest sensitivity gap indicates that the Company's net interest margin would improve with an increase in interest rates and decline with further declines in interest rates. Trying to minimize the interest sensitivity gap is a continual challenge in a changing rate environment and one of the objectives of the Company's asset/liability management strategy.

RESULTS OF OPERATIONS

Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income increased by 1.9% in 2002, decreased by 3.7% in 2001 and increased by 8.0% in 2000. The 2002 increase is due to a combination of factors. Lowered rates continued to push interest income down, but higher loan balances partially offset this decrease. Offsetting the decrease in interest income was decreased interest expense on deposit accounts. Lower deposit interest was caused by the lowering of deposit rates and the run off of higher priced time deposits throughout the year. The 2001 decrease is largely due to the eleven decreases in the prime rate throughout the year. The 2000 increase is due to the increase in the commercial and real estate mortgage loan portfolio and the increases to prime rate throughout the year. These increases were partially offset by the increased interest paid for money market and CD deposits and increased interest paid for Federal Home Loan Bank borrowings.

The uncertain economic environment and potential fluctuations in interest rates are expected to continue to impact the Company and the industry in 2003. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. Loan rates are subject to change as the national prime rate changes and are also influenced by competitors' rates. An increase in deposit rates occurring at the same time as loan rate decreases would cause the Company's net interest income to decline.

The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio.

The provision for loan losses was $2,671,000 in 2002, $1,250,000 in 2001 and $700,000 in 2000. The provision increased in 2002 primarily to account for loan growth, charge-offs, increased levels of non-performing and impaired loans and to provide for increases in allowance allocations for specific loan credits. The increase in the 2001 provision occurred to provide for increased charge offs, which included one loan totaling $673,000 during the first quarter. Also contributing to the increase were higher levels of impaired loans and delinquency rates.

In 2002, net loan charge offs totaled $1,224,000. In the third quarter, $560,000 was charged off related to a $1,000,000 accounts receivable factoring facility for a single customer. In 2001, net loan charge offs totaled $1,281,000. As mentioned above, $673,000 was related to one borrower. Net loan charge offs totaled $736,000 in 2000. This was primarily attributable to three commercial customers. Two of these customers had been provided for in 1999 The provision will be adjusted quarterly, if necessary, to reflect actual charge-off experience and any known losses. For further information, see "Allowance for Loan Losses" below.

Non-interest income, excluding security gains and losses, increased 13.0% in 2002, 16.3% in 2001 and remained constant in 2000. Service charges on deposit accounts increased $374,000 from 2001. In May of 2002, the Bank introduced a new overdraft product. The Bank began paying checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. In 2002, gains recognized on the sale of real estate mortgage loans to the secondary market increased $281,000 or 24.2% from 2001. This increase was due to continued low mortgage rates making refinancing and new home purchases very attractive. Offsetting the increases was the $283,000 second quarter 2002 loss on viatical insurance contracts.
In 2001, gains recognized on the sale of real estate mortgage loans to the secondary market increased $628,000 or 117.8% from 2000. In addition, security gains increased $532,000 during 2001.

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

Security gains of $4,000 and $529,000 were recognized in 2002 and 2001, respectively. Security losses of $3,000 were recognized on sales of securities in 2000.

Non-interest expense increased by 10.7% in 2002, 9.0% in 2001 and 8.8% in 2000. In 2002, the largest increase came in the salaries and employee benefit category. Over $260,000 more in commissions was paid to mortgage loan originators based on loan volumes generated for the year. In addition, health insurance increased $194,000 or 49.8% as insurance premiums increased and the Bank had more participants in the plan during 2002. The other large increase in non-interest expense came in the professional and outside services which increased $374,000. During the fourth quarter of 2002, the Bank hired an outside consulting firm to review selected areas of the Bank looking for potential cost savings, revenue enhancements and efficiency measures. The Bank has implemented a number of recommendations made by the consulting firm and expects to see benefits to both efficiency and net income in 2003.

In 2001, salaries and benefit expenditures increased as additional employees were added in Battle Creek to assist with the commercial and mortgage volumes projected in this region. In addition, over $100,000 more in commissions were paid to mortgage loan originators based on loan volumes generated for the year. Other non interest expenses increased $562,000. $190,000 was charged to earnings to write down impaired assets from cost to market value. In addition, $220,000 was charged to earnings relating to a potential liability arising out of litigation. In February of 2002, the Company resolved the litigation resulting in $60,000 of additional losses to the Company. In February 2003, the Company received an insurance settlement related to this loss of approximately $150,000, net of legal fees.

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

Income tax expense was $118,000 in 2002, $875,000 in 2001 and $1,179,000 in
2000. Tax-exempt income continues to have a major impact on the Company's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $305,000 in 2002, $267,000 in 2001 and $288,000 in 2000.

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on equity was 4.04% in 2002, 10.47% in 2001 and 15.13% in 2000. The return on average assets was .33% in 2002, .90% in 2001 and 1.16% in 2000.

IMPACT OF INFLATION AND CHANGING PRICES

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

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

                                                                       December 31
                                                            2002          2001            2000
                                                            ----          ----            ----
                                                                 (Dollars in thousands)
Nonaccrual loans:
  Commercial, financial and agricultural                $   3,600       $   1,853      $    1,759
  Real estate mortgage                                        198              84               -
  Installment                                                   -               -               -
                                                        ---------       ---------      ----------
                                                            3,798           1,937           1,759
Loans contractually past due 90 days or more:
  Commercial, financial and agricultural                        -             510             123
  Real estate mortgage                                        162             223             277
  Installment                                                   9              36              55
                                                        ---------       ---------      ----------
                                                              171             769             455
                                                        ---------       ---------      ----------

Total nonperforming loans                                   3,969           2,706           2,214
Other real estate owned                                     1,016           1,406           1,415
                                                        ---------       ---------      ----------

Total nonperforming assets                              $   4,985       $   4,112      $    3,629
                                                        =========       =========      ==========
Nonperforming loans to year-end loans                       1.69%           1.28%           1.03%
                                                        ========        ========       =========
Nonperforming assets to total assets                        1.55%           1.30%           1.20%
                                                        ========        ========       =========

Nonperforming loans increased in 2002 with the increase coming in nonaccrual commercial, financial and agricultural loans. A number of loans were added to nonaccrual status in 2002 as the economy softened and borrowers experienced financial difficulty.

Nonperforming loans increased in 2001 with the largest increase coming in commercial, financial and agricultural loans contractually past due 90 days or more. In 2001, nonaccrual loans were made up of several commercial and agricultural loans where the borrower experienced severe financial difficulties and therefore became delinquent. Nonperforming loans are subject to continuous monitoring by management and are specifically reserved for in the allowance for loan losses where appropriate. At December 31, 2002, 2001 and 2000, the Company had loans of $9,473,000, $4,507,000 and $2,733,000, which were considered impaired.

Of these amounts, $3,008,000, $2,097,000 and $2,733,000 are not past due as of December 31, 2002, 2001 and 2000.

At December 31, 2002, the Company had approximately $5,666,000 in commercial, financial and agricultural loans for which payments are presently current but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their classification is reviewed on a monthly basis.

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

PROVISION FOR LOAN LOSSES

In 2002, $2,671,000 was recorded as provision for loan losses compared to $1,250,000 in 2001 and $700,000 in 2000. The provision is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses" below.

ALLOWANCE FOR LOAN LOSSES

The allowance for loan losses is based on regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is based on two principles of accounting, Statement of Financial Accountings Standards
(SFAS) No. 5 "Accounting for Contingencies", and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan". The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and an unallocated allowance.

The historical loss component of the allowance is based on the three and five year historical loss experience for each loan category. The component may be adjusted for significant factors that, in management's opinion, will affect the collectibility of the portfolio. The resulting loss estimate could differ from the losses actually incurred in the future.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. These allowances are calculated in accordance with SFAS No. 114.

The unallocated portion of the allowance is based on management's evaluation of conditions that are not directly measured in the historical loss component or specific allowances. The evaluation of the inherent loss with respect to these conditions is subject to a higher degree of uncertainty. The conditions evaluated in connection with the unallocated allowance include current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and personnel.

The allowance is maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions beyond the Company's control.

The allowance for loan losses was $3,512,000 or 1.50% of loans at December 31, 2002 compared to $2,065,000 or .98% of loans at December 31, 2001. The December 31, 2002 allowance consists of $2,336,000 in the historical loss experience component and specifically allocated reserves, leaving $1,176,000 unallocated. This compares to $1,557,000 and $508,000 at December 31, 2001, respectively. The increase in the historical and specific allocations is attributable to an increase in the historical loss experience as a result of higher charge offs in the last few years and higher non performing loans resulting in higher specific allocations. The increase in the unallocated allowance is the result of a number of factors including the slowing of the economy, increased layoffs and unemployment, a change in the mix of our loan portfolio which shows increasing commercial loans and fewer consumer loans and a higher charge off trend in the last year than the three to five year historical loss experience component would utilize and higher levels of nonperforming and impaired loans.

COMMITMENTS AND OFF-BALANCE SHEET RISK

The Bank maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers' trade transactions. Under standby letters of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Since many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements.

These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank's normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management's credit assessment of the customer. These financial instruments are recorded when they are funded.

The following tables represent the Company's contractual obligations and commitments at December 31, 2002:


Contractual Obligations:                                              Payments Due By Period
                                                                      ----------------------
                                                   Less than       1 - 3        4 - 5       after 5
                                                    1 year         years        years        years        Total
                                                    ------         -----        -----        -----        -----
FHLB advances                                      $      78    $  20,178    $     191    $     553     $ 21,000
Other borrowing                                        1,606            -            -            -        1,606
Federal funds purchased                                5,000            -            -            -        5,000
Operating leases                                         103          103          103            -          309
                                                   ---------    ---------    ---------    ---------     --------
     Totals                                        $   6,787    $  20,281    $     294    $     553     $ 27,915



Commitments:                                                          Payments Due By Period
                                                                      ----------------------
                                                   Less than       1 - 3        4 - 5       after 5
                                                    1 year         years        years        years        Total
                                                    ------         -----        -----        -----        -----
Lines of credit                                    $  33,843    $     194    $     831    $   3,605     $ 38,473
Letters of credit                                          -            -            -            -            -
Standby letters of credit                                288            -            -            -          288
                                                   ---------    ---------    ---------    ---------     --------
     Totals                                        $  34,131    $     194    $     831    $   3,605     $ 38,761

REGULATORY MATTERS

Representatives of the Office of Financial and Insurance Services (OFIS) completed an examination at the Company's subsidiary bank using financial information as of June 30, 2002. The purpose of the examination was to determine the safety and soundness of the bank.

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

As a result of such examination, the Bank has agreed to implement various actions and procedures primarily in the areas of: loan underwriting, problem loan administration, strategic planning and maintenance of Tier I Capital. The Bank was in the process of implementing substantially all of these actions and procedures prior to the examination. The loan related issues and actions are summarized in this annual report on Form 10-K in "Item 14 Controls and Procedures." In addition, the Bank has agreed to maintain Tier 1 Capital of not less than 7% and to develop a profit plan and update its strategic plan. Management of the Bank has complied and will continue to comply with the requirements of its regulatory agencies. Management of the Bank does not anticipate that any additional regulatory actions will be implemented.


Management and the Board of Directors evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examination that relate to the operations of the Company and the Bank. As a matter of practice, management and the Board of Directors consider such recommendations promptly.

NEW ACCOUNTING PRONOUNCEMENTS

New accounting standards for asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company's primary market risk exposure is interest rate risk and liquidity risk. See

Liquidity and Interest Rate Sensitivity above. Business is transacted in U.S. dollars with no foreign exchange rate risk or any exposure to changes in commodity prices.

The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2002 and 2001. The Company had no derivative financial instruments, or trading portfolio, at either date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

December 31, 2002:                                   Principal Amount Maturing in:
                                                                                                      Fair Value
                                   2003      2004    2005      2006      2007   Thereafter     Total   12/31/02
                                   ----      ----    ----      ----      ----   ----------     ----    --------
Rate sensitive assets:
  Fixed interest rate loan       $21,101     $8,522   $8,323   $12,787   $20,358   $1,194    $72,285   $75,201
    Average interest rate           7.95%      8.52%    8.45%     7.98%     7.75%    6.72%      7.90%
  Variable interest rate loans    57,109     12,704   11,133    19,479    12,180   50,359    162,964   162,964
    Average interest rate           5.40       5.62     5.69      5.63      5.73     6.25       5.84
  Fixed interest rate securities  16,692     18,788    6,727     2,535     1,703    2,366     48,811    48,811
    Average interest rate           4.59       4.29     4.30      4.33      4.52     5.46       4.46
  Other interest bearing assets      507                                                         507       507
    Average interest rate           1.06                                                        1.06

Rate sensitive liabilities:
  Interest bearing checking      101,182                                                     101,182   101,182
    Average interest rate           1.26                                                        1.26
  Savings                         34,978                                                      34,978    34,978
    Average interest rate           1.77                                                        1.77
  Time deposits                   51,741     14,099   13,803     2,214     1,910              83,767    85,419
    Average interest rate           2.83       3.15     3.19      3.57      2.95                3.57
   Fixed interest rate
     borrowings                   21,684         88       90        94        97      553     22,606   23,728
    Average interest rate           6.37       4.57     4.57      4.57      4.57     4.57       6.29

December 31, 2001:                                   Principal Amount Maturing in:
                                                                                                        Fair Value
                                   2002      2003     2004        2005    2006     Thereafter   Total    12/31/01
                                   ----      ----     ----        ----    ----     ---------    ----     --------
Rate sensitive assets:
  Fixed interest rate loans      $11,330     $4,212  $14,555    $7,677   $16,520  $16,747      $71,041   $73,350
    Average interest rate           7.44%      9.01%    8.90%     9.25%     8.39%    8.82%        8.46%
  Variable interest rate loans    40,421      3,103    5,945     8,167    21,191   62,667      141,494   141,494
    Average interest rate           5.66       5.71     5.75      5.84      5.92     7.31         6.65
  Fixed interest rate securities  13,152      7,686   16,531     6,298     3,513   10,318       57,498    57,498
    Average interest rate           4.66       4.88     4.13      4.32      4.02     4.41         4.43
Variable interest rate securities  4,033                                                         4,033     4,033
     Average interest rate
  Other interest bearing assets    8,115                                                         8,115     8,115
    Average interest rate           1.80                                                          1.80

Rate sensitive liabilities:
  Interest bearing checking      104,261                                                       104,261   104,261
    Average interest rate            .89                                                           .89
  Savings                         33,129                                                        33,129    33,129
    Average interest rate           2.27                                                          2.27
  Time deposits                   63,633     12,663    4.772     2,104         6                83,178    84,806
    Average interest rate           3.99       4.15     4.20      4.21      4.21                  3.57
   Fixed interest rate
    borrowings                    23,588         78       88        90        94      650       24,588    25,927
    Average interest rate           6.47       4.57     4.57      4.57      4.57     4.57         6.39

ITEM 7A.       QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

         The information required by this Item is set forth in the Section entitled "Quantitative and Qualitative Disclosures about Market Risk" included under Item 7 of this annual report on Form 10-K and is incorporated herein by reference.

ITEM 8.        FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA


         See consolidated financial statements of the Company which are included in Item "15(a)(1) Exhibits, Financial Statement Schedules and Reports on Form 8-K," and begin on page FS-1.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

         None.


                                    PART III


ITEM 10.       DIRECTORS AND EXECUTIVE OFFICERS OF THE COMPANY

The information regarding the directors and officers of the Company is included in the Company's Proxy Statement relating to its 2003 Annual Meeting of Shareholders under the heading "Proposal (1) -- Election of Directors" and the information included therein is incorporated herein by reference. Information regarding beneficial ownership compliance is included in the Company's Proxy Statement relating to its 2003 Annual Meeting of Shareholders under the heading "Disclosure of Delinquent Filers" and the information include therein is incorporated herein by reference.

ITEM 11.       EXECUTIVE COMPENSATION

         Information regarding executive compensation is included in the Company's Proxy Statement relating to its 2003 Annual Meeting of Shareholders under the headings "Executive Compensation," "Retirement Benefits," "Meetings, Committees and Compensation of the Board of Directors," "Compensation Committee Report on Executive Compensation," "Compensation Committee Interlocks and Insider Participation," and "Stock Performance Graph" and the information included therein is incorporated herein by reference.

ITEM 12.       SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         Information regarding equity compensation plan information is included in this annual report on Form 10-K in "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters." Information regarding security ownership of certain beneficial owners and management is included in the Company's Proxy Statement relating to its 2003 Annual Meeting of Shareholders under the headings "Principal Shareholders," "Proposal (1) -- Election of Directors," and "Change in Control of Registrant" and the information therein is included herein by reference.

ITEM 13.       CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

         Information regarding certain relationships and related transactions is included in the Company's Proxy Statement relating to its 2003 Annual Meeting of Shareholders under the heading "Transactions with Directors and Officers" and the information therein is included herein by reference.

ITEM 14.       CONTROLS AND PROCEDURES

         (a) Within the 90 days prior to the date of filing of this report, we carried out an evaluation, under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer concluded that our disclosure controls and procedures are effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Prior to and during this evaluation, certain significant deficiencies or material weaknesses in internal controls existed, namely:

     - Commercial loan documentation review and disbursement controls have been inadequate to provide for appropriate segregation of duties at origination of loans.

     -   Less than satisfactory commercial loan workout and collection efforts.

The following actions have been taken to correct these deficiencies in internal controls:

     - Creation of a Credit Administration Department reporting to the President of the Bank, independent of the loan officers. This department is now responsible for the underwriting, documentation and funding of new loans.

     - The Bank has hired a reputable outside consulting firm to assist with the collection of non-performing commercial loans. In addition, as part of the Credit Administration Department, the Bank has created a Managed Assets Division to work in conjunction with the outside consultant to ensure an acceptable reduction in non-performing loans.

         (b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

ITEM 15.       EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

         (a)(1) The following consolidated financial statements of the Company are filed as a part of this report and are included herewith beginning on page FS-1:

                  -   Report of independent auditors

                  -   Consolidated  Balance Sheets - December 31, 2002 and 2001

                  -   Consolidated Statements of Changes in Shareholders' Equity
                      - Years ended December 31, 2002, 2001 and 2000

                  -   Consolidated Statements of Income and Comprehensive Income
                      - Years ended December 31, 2002, 2001 and 2000

                  - Consolidated Statements of Cash Flows - Years ended December 31, 2002, 2001 and 2000

                  -   Notes to Consolidated Financial Statements

         (a)(2)   Not applicable.

         (a)(3)   Exhibits (Numbered in accordance with Item 601 of Regulation
                  S-K).



               Exhibit No.                   Description of Exhibit
               -----------                   ----------------------

         Exhibit 2                     Not applicable.

         Exhibit 3.1                   Articles of Incorporation incorporated
                                       by reference to

               Exhibit No.                   Description of Exhibit
               -----------                   ----------------------
                                       Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 3 to Form S-3D filed April 30, 1998, File No. 2-78178.

         Exhibit 3.2 Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 2-78178.

         Exhibit 4 Instruments Defining the Rights of Security Holders of the Company are the Articles of Incorporation and By-Laws (see Exhibits 3.1 and 3.2 above).

         Exhibit 9                     Not applicable.

         Exhibit 10.1 Material Contracts -- Executive Compensation Plans and Arrangements: (1) Master Agreements for Directors' Deferred Income Plan; (2) Composite form of Executive Employee Salary Continuation Agreement, as amended; and (3) Master Agreements for Executives' Deferred Compensation Plan, as amended, are incorporated by reference to Exhibit 10 to the Company's Annual Report on Form 10-K for the year ended December 31, 1994, File No. 2-78178.

         Exhibit 10.2 Southern Michigan Bancorp, Inc. 2000 Stock Option Plan is incorporated by reference to Exhibit 10(b) to the Company's Annual Report on Form 10-K for the year ended December 31, 1999, File No. 2-78178.

         Exhibit 10.3 Employment Agreement dated January 1, 2002 by and between the Bank and the Company and James T. Grohalski is incorporated by reference to Exhibit 10(C) to the Company's Annual Report on Form 10-K for the year ended December 31, 2001, File No. 2-78178.

         Exhibit 10.4 Employment Agreement dated June 7, 2002 by and between the Bank and the Company and John H. Castle.

         Exhibit 10.5 Standard Form of Executive's Deferred Compensation Agreement.

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

         Exhibit 23                    Consent of Independent Auditors.

         Exhibit 24                    Not applicable.

         Exhibit 27                    Not applicable.

         Exhibit 99.1 Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         Exhibit 99.2 Certification of the Company's Chief Financial Officer, Danice Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.


         (b) The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2002.

         (c)   Exhibits - See Item 15(a)(3) above.

         (d) Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements and Notes thereto.

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT AUDITORS



                               [CROWE CHIZEK LOGO]







Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan


We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 2002 and 2001 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 2002 and 2001 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

As disclosed in Note A, during 2002 the Company adopted new accounting guidance for goodwill and intangible assets.






South Bend, Indiana
February 5, 2003, except for
  Note N and Q, as to which
  the date is February 17, 2003

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except number of shares)



                                                                                               December 31,
                                                                                             2002          2001
                                                                                        ---------------------------
ASSETS
Cash                                                                                    $     3,642     $     3,448
Due from banks                                                                               15,645          19,984
                                                                                        ---------------------------
     Cash and cash equivalents                                                               19,287          23,432
Securities available for sale                                                                48,811          61,531
Loans held for sale, net of valuation of --0- in 2002 & 2001                                  1,083           1,863
Loans, net of allowance for loan losses $3,512 - 2002 ($2,065 -- 2001)                      230,654         208,607
Premises and equipment, net                                                                   7,137           7,868
Accrued interest receivable                                                                   2,118           2,310
Net cash surrender value of life insurance                                                    6,472           6,015
Goodwill                                                                                        620             620
Other intangible assets                                                                         150             189
Other assets                                                                                  4,351           4,661
                                                                                        ---------------------------
     TOTAL ASSETS                                                                       $   320,683     $   317,096
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
     Deposits
         Non-interest bearing                                                           $    42,462     $    40,515
         Interest bearing                                                                   219,927         220,568
                                                                                        ---------------------------
              Total deposits                                                                262,389         261,083
     Accrued expenses and other liabilities                                                   4,197           4,355
     Federal funds purchased                                                                  5,000               -
     Other borrowings                                                                        22,606          24,588

Common stock subject to repurchase obligation in
  Employee Stock Ownership Plan, shares outstanding -- 104,841 in 2002
  (98,549 in 2001)                                                                            1,618           1,523

Shareholders' equity
     Preferred stock, 100,000 shares authorized; none issued or outstanding
     Common stock, $2.50 par value:
         Authorized - 4,000,000 shares
         Issued -- 1,864,046 shares in 2002 (1,920,651 in 2001)
         Outstanding -- 1,759,205 shares in 2002 (1,822,102 in 2001)                          4,398           4,555
     Additional paid-in capital                                                               8,752           9,652
     Retained earnings                                                                       11,366          11,528
     Accumulated other comprehensive income, net                                                793             400
     Unearned Employee Stock Ownership Plan shares                                             (436)           (588)
                                                                                        ---------------------------
         TOTAL SHAREHOLDERS' EQUITY                                                          24,873          25,547
                                                                                        ---------------------------
     TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $   320,683     $   317,096
                                                                                        ===========================


See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)



                                                                                      Accumulated
                                                                                         Other
                                                             Additional              Comprehensive     Unearned
                                                 Common        Paid-In     Retained     Income           ESOP
                                                  Stock        Capital     Earnings   (Loss), Net       Shares     TOTAL
                                              -------------------------------------------------------------------------------
BALANCE AT JANUARY 1, 2000                    $     4,597  $     8,421  $     7,949  $      (389) $      (588)  $    19,990

Net income for 2000                                                           3,375                                   3,375
Cash dividends declared - $.70 per share                                     (1,360)                                 (1,360)
Common stock repurchased and
  retired (28,757 shares)                             (72)        (808)                                                (880)
Change in common stock subject
  to repurchase                                        53        2,459                                                2,512
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                  574                        574
                                              -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2000                        4,578       10,072        9,964          185         (588)       24,211

Net income for 2001                                                           2,744                                   2,744
Cash dividends declared - $.61 per share                                     (1,180)                                 (1,180)
Common stock repurchased and
  retired (19,851 shares)                             (50)        (348)                                                (398)
Change in common stock subject
  to repurchase                                        27          (72)                                                 (45)
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                  215                        215
                                              -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2001                        4,555        9,652       11,528          400         (588)       25,547

Net income for 2002                                                           1,033                                   1,033
Cash dividends declared - $.64 per share                                     (1,195)                                 (1,195)
Common stock repurchased and
  retired (56,605 shares)                            (142)        (763)                                                (905)
Change in common stock subject
  to repurchase                                       (15)         (80)                                                 (95)
Tax effect of benefit plan                                          30                                                   30
Reduction of ESOP obligation                                       (87)                                   152            65
Net change in unrealized gain (loss) on
  available for sale securities, net of tax                                                  393                        393
                                              -----------------------------------------------------------------------------
BALANCE AT DECEMBER 31, 2002                  $     4,398  $     8,752  $    11,366  $       793  $      (436)  $    24,873
                                              =============================================================================


See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME
(In thousands, except per share data)



                                                                                   Year ended December 31,
                                                                            2002            2001           2000
                                                                         ------------------------------------------
Interest income:
     Loans, including fees                                               $    16,437    $    18,466     $    20,102
     Securities:
         Taxable                                                               1,365          2,360           2,212
         Tax-exempt                                                              950            862             908
                                                                         ------------------------------------------
                                                                               2,315          3,222           3,120
     Other                                                                         2             36              23
                                                                         ------------------------------------------
         Total interest income                                                18,754         21,724          23,245
Interest expense:
     Deposits                                                                  4,532          7,895           8,912
     Other                                                                     1,915          1,750           1,785
                                                                         ------------------------------------------
         Total interest expense                                                6,447          9,645          10,697
                                                                         ------------------------------------------
NET INTEREST INCOME                                                           12,307         12,079          12,548
Provision for loan losses                                                      2,671          1,250             700
                                                                         ------------------------------------------
NET INTEREST INCOME AFTER PROVISION FOR LOAN LOSSES                            9,636         10,829          11,848

Non-interest income:
     Service charges on deposit accounts                                       1,436          1,062           1,102
     Trust fees                                                                  593            565             535
     Net securities gains (losses)                                                 4            529              (3)
     Net gains on loan sales                                                   1,442          1,161             533
     Earnings on life insurance assets                                           270            253             247
     Loss on viatical settlement contracts                                      (283)             -               -
     Other                                                                       393            367             514
                                                                         ------------------------------------------
                                                                               3,855          3,937           2,928
Non-interest expense:
     Salaries and employee benefits                                            6,255          5,275           4,803
     Occupancy, net                                                              846            749             720
     Equipment                                                                 1,261          1,195           1,040
     Printing, postage and supplies                                              391            413             409
     Advertising and marketing                                                   208            316             271
     Professional and outside services                                         1,064            690           1,032
     Amortization of goodwill                                                      -             63              63
     Amortization of other intangibles                                            39            131              56
     Other                                                                     2,276          2,315           1,828
                                                                         ------------------------------------------
                                                                              12,340         11,147          10,222
                                                                         ------------------------------------------
Income before income taxes                                                     1,151          3,619           4,554
Federal income taxes                                                             118            875           1,179
                                                                         ------------------------------------------
NET INCOME                                                                     1,033          2,744           3,375
Other comprehensive income:
     Unrealized gains on securities arising during the year                      600            854             866
     Reclassification adjustment for accumulated  (gains) losses
     included in net income                                                       (4)          (529)              3
     Tax effect                                                                 (203)          (110)           (295)
                                                                         ------------------------------------------
     Other comprehensive income                                                  393            215             574
                                                                         ------------------------------------------

COMPREHENSIVE INCOME                                                     $     1,426    $     2,959     $     3,949
                                                                         ==========================================

BASIC AND DILUTED EARNINGS PER COMMON SHARE                              $       .55    $      1.43     $      1.75
                                                                         ==========================================


See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)



                                                                                   Year ended December 31,
                                                                            2002            2001           2000
                                                                         ------------------------------------------
OPERATING ACTIVITIES
     Net income                                                          $     1,033    $     2,744     $     3,375
     Adjustments to reconcile net income to net cash
       provided by operating activities:
         Provision for loan losses                                             2,671          1,250             700
         Depreciation                                                            918            900             741
         Net amortization of investment securities                               350            121              45
         Net securities (gains) losses                                            (4)          (529)              3
         Loans originated for sale                                           (68,285)       (55,835)        (18,805)
         Proceeds on loans sold                                               70,507         56,157          19,305
         Net gains on loan sales                                              (1,442)        (1,161)           (533)
         Net realized (gain) loss on disposal of fixed assets                     24              8             (25)
         Earnings on life insurance assets                                      (270)          (253)           (247)
         Loss on viatical settlement contracts                                   283              -               -
         Amortization of goodwill                                                  -             63              63
         Amortization of other intangible assets                                  39            131              56
         Reduction of obligation under ESOP                                       65              -               -
         Net change in:
              Accrued interest receivable                                        192            752            (620)
              Other assets                                                       137           (879)         (1,679)
              Accrued expenses and other liabilities                            (150)         1,447             (13)
                                                                         ------------------------------------------
         Net cash from operating activities                                    6,068          4,916           2,366

INVESTING ACTIVITIES
     Activity in available-for-sale securities:
         Proceeds from sales                                                     254         12,559             997
         Proceeds from maturities and calls                                   26,110         22,570          12,731
         Purchases                                                           (13,394)       (44,452)        (10,153)
     Purchase of life insurance                                                 (470)            28              (9)
     Loan originations and payments, net                                     (24,718)         1,428         (21,737)
     Proceeds from sale of premises and equipment                                 59             15             206
     Additions to premises and equipment                                        (270)        (1,172)         (1,836)
                                                                         ------------------------------------------
         Net cash from investing activities                                  (12,429)        (9,024)        (19,801)

FINANCING ACTIVITIES
     Net change in deposits                                                    1,306         15,653          12,127
     Net change in federal funds purchased                                     5,000         (4,000)          4,000
     Proceeds from other borrowings                                            1,170          1,000          10,000
     Repayments of other borrowings                                           (3,152)        (2,000)              -
     Cash dividends paid                                                      (1,203)        (1,204)         (1,369)
     Repurchase of common stock                                                 (905)          (398)           (880)
                                                                         ------------------------------------------
         Net cash from financing activities                                    2,216          9,051          23,878
                                                                         ------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                       (4,145)         4,943           6,443
Beginning cash and cash equivalents                                           23,432         18,489          12,046
                                                                         ------------------------------------------
ENDING CASH AND CASH EQUIVALENTS                                         $    19,287    $    23,432     $    18,489
                                                                         ==========================================

Cash paid for interest                                                         6,504    $     9,825     $    10,687
Cash paid for income taxes                                                       925          1,102             965


See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

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

PRINCIPLES OF CONSOLIDATION: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly owned subsidiary, Southern Michigan Bank & Trust (the Bank) and its wholly-owned subsidiary, SMB Mortgage Company, after elimination of significant intercompany balances and transactions.

USE OF ESTIMATES: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, deferred income tax provisions, fair values of securities and other financial instruments and the actuarial present value of pension benefit obligations, net periodic pension expense and accrued pension costs.

SECURITIES: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss and shareholders' equity, net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors.

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

Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. All interest accrued but not received for these loans is reversed against interest income. Payments received on such loans are reported as principal reductions until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

ALLOWANCE FOR LOAN LOSSES: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's existing interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

MORTGAGE SERVICING RIGHTS: Mortgage servicing rights represent both purchased rights and the allocated value of mortgage servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

GOODWILL AND OTHER INTANGIBLE ASSETS: Goodwill results from prior business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable assets. Upon adopting new accounting guidance on January 1, 2002, the Company ceased amortizing goodwill. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. The effect on net income of ceasing goodwill amortization in 2002 was an increase of $42,000.

Other intangible assets consist of core deposit intangible assets arising from branch acquisitions. They are initially measured at fair value and then are amortized on the straight line method over their estimated useful lives, which is 10 years.

OTHER REAL ESTATE: Other real estate was $1,016,000 and $1,406,000 at December 31, 2002 and 2001 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and changes in any valuation allowance are reported in other expense.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

STOCK COMPENSATION: Employee compensation expense under stock option plans is reported using the intrinsic value method. No stock-based compensation cost is reflected in net income, as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation. Stock options were not granted until 2001 and as such, disclosures are excluded for prior periods.

                                                                      2002            2001
                                                                      ----            ----
Net income as reported                                           $      1,033     $      2,744
Deduct: stock based compensation expense
  determined under fair value based method                                 (1)              (9)
                                                                 ------------     ------------
Pro forma net income                                             $      1,032     $      2,735

Basic earnings per share as reported                                      .55            1.43
Pro forma basic earnings per share                                        .55            1.42

Diluted earnings per share as reported                                    .55            1.43
Pro forma diluted earnings per share                                      .55            1.42

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.

                                                                     2002            2001
                                                                     ----            ----

Risk-free interest rate                                               N/A            5.00%
Expected option life                                                  N/A            6.00 years
Expected stock price volatility                                       N/A           19.04%
Dividend yield                                                        N/A            3.95%

COMPANY OWNED LIFE INSURANCE: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its net cash surrender value, or the amount that can be realized.

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

CASH FLOW INFORMATION: For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks as cash and cash equivalents. The Company reports net cash flows for customer loan and deposit transactions and short term borrowings with a maturity of 90 days or less.

COMPREHENSIVE INCOME: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income includes the net change in unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE A -- NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

FAIR VALUES OF FINANCIAL INSTRUMENTS: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates. The fair value estimates of existing on-and off- balance-sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

CONCENTRATIONS OF CREDIT RISK: The Company grants commercial, real estate and installment loans to customers mainly in Southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 65% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 28% of the loan portfolio and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 7% of the loan portfolio and are primarily collateralized by consumer assets.

FINANCIAL INSTRUMENTS WITH OFF-BALANCE-SHEET RISK: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded.

NEWLY ISSUED BUT NOT YET EFFECTIVE ACCOUNTING STANDARDS: New accounting standards for asset retirement obligations, restructuring activities and exit costs, operating leases, and early extinguishments of debt were issued in 2002. Management has determined that when the new accounting standards are adopted in 2003 they will not have a material impact on the Company's financial condition or results of operations.

LOSS CONTINGENCIES: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. While management does not believe there are such matters that will have a material effect on the consolidated financial statements as of December 31, 2002, the Bank is defending legal counterclaims in excess of $5,000,000.

RECLASSIFICATIONS: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE B -- BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2002, 2001 and 2000 is presented below:

                                                                            2002            2001           2000
                                                                            ----            ----           ----
BASIC EARNINGS PER COMMON SHARE
     Net income (in thousands)                                           $     1,033    $     2,744     $     3,375
                                                                         ==========================================

     Weighted average common shares outstanding                            1,877,990      1,937,844       1,947,384

     Less:  Unallocated ESOP shares                                          (11,430)       (15,400)        (15,400)
                                                                         ------------------------------------------

     Weighted average common shares outstanding for basic
       earnings per common share                                           1,866,560      1,922,444       1,931,984
                                                                         ==========================================

     Basic earnings per common share                                     $       .55    $      1.43     $      1.75
                                                                         ==========================================

DILUTED EARNINGS PER COMMON SHARE

     Net income (in thousands)                                           $     1,033    $     2,744     $     3,375
                                                                         ==========================================

     Weighted average common shares outstanding for basic
       earnings per common share                                           1,866,560      1,922,444       1,931,984

     Add:  Dilutive effects of assumed exercises of stock options                264            121               -
                                                                         ------------------------------------------

     Average shares and dilutive potential
       of common shares outstanding                                        1,866,824      1,922,565       1,931,984
                                                                         ==========================================

     Diluted earnings per common share                                   $       .55    $      1.43     $      1.75
                                                                         ==========================================


SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C -- SECURITIES

Year end investment securities were as follows (in thousands):


                                                                                            GROSS          GROSS
                                                                            FAIR         UNREALIZED     UNREALIZED
AVAILABLE FOR SALE, 2002                                                    VALUE           GAINS         LOSSES
                                                                         ------------------------------------------

U.S. Treasury and Government agencies                                    $    16,103    $       401     $         -
States and political subdivisions                                             27,505            722              (5)
Corporate securities                                                           3,288             70               -
Mortgage-backed securities                                                       532             13               -
                                                                         ------------------------------------------
Total debt securities                                                         47,428          1,206              (5)
Equity securities                                                              1,383              -               -
                                                                         ------------------------------------------
TOTAL                                                                    $    48,811    $     1,206     $        (5)
                                                                         ===========================================



                                                                                            GROSS          GROSS
                                                                            FAIR         UNREALIZED     UNREALIZED
AVAILABLE FOR SALE, 2001                                                    VALUE           GAINS         LOSSES
                                                                            ---------------------------------------

U.S. Treasury and Government agencies                                    $    21,476    $       324     $        (4)
States and political subdivisions                                             30,322            293             (69)
Corporate securities                                                           4,445             35               -
Mortgage-backed securities                                                     1,495             22               -
                                                                         ------------------------------------------
Total debt securities                                                         57,738            674             (73)
Equity securities                                                              3,793              4               -
                                                                         ------------------------------------------
Total                                                                    $    61,531    $       678     $       (73)
                                                                         ===========================================

Included above for 2001, are $4,033,000 in floating rate securities that are putable on a weekly basis.

Sales of available for sale securities were (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------

         Proceeds                                                        $       254    $    12,559     $       997
         Gross gains                                                               4            573               1
         Gross losses                                                              -            (44)             (4)

Contractual maturities of debt securities at year-end 2002 were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

                                                                                             FAIR
                                                                                             VALUE
                                                                                        -----------
         Due in one year or less                                                        $     7,581
         Due from one to five years                                                          33,188
         Due from five to ten years                                                           4,191
         Due after ten years                                                                  1,936
         Mortgage-backed securities                                                             532
                                                                                        -----------
                                                                                        $    47,428
                                                                                        ===========


Securities with a carrying value of $8,072,000 and $13,047,000 were pledged as collateral for public deposits and for other purposes in 2002 and 2001.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE C -- SECURITIES (CONTINUED)

Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2002 and 2001, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $10,358,000 and $10,563,000, respectively.


NOTE D -- LOANS

Loans at year-end were as follows (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------

         Commercial                                                                     $   152,500     $   130,903
         Consumer                                                                            15,548          22,118
         Real estate mortgage                                                                66,118          57,651
                                                                                        ---------------------------
                                                                                            234,166         210,672
         Less allowance for loan losses                                                      (3,512)         (2,065)
                                                                                        ---------------------------
         LOANS, NET                                                                     $   230,654     $   208,607
                                                                                        ===========================

Certain directors and executive officers of the Company and the Bank, including their associates and companies in which they are principal owners, were loan customers of the Bank. The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

                                                                                            2002           2001
                                                                                        ---------------------------

         Balance at January 1                                                           $     3,812     $     4,113
         New loans, including renewals                                                        6,736           6,294
         Repayments                                                                          (6,401)         (6,341)
         Other changes, net                                                                     326            (254)
                                                                                        ---------------------------
         BALANCE AT DECEMBER 31                                                         $     4,473     $     3,812
                                                                                        ===========================


The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $24,928,000 and $46,690,000 at December 31, 2002 and 2001, respectively.

Activity for capitalized mortgage servicing rights was as follows (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------

         Balance at January 1                                            $       424    $       780     $       796
         Additions                                                                 -              -             184
         Amortized to expense                                                   (255)          (356)           (200)
                                                                         ------------------------------------------
         BALANCE AT DECEMBER 31                                          $       169    $       424     $       780
                                                                         ==========================================

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2002, 2001 or 2000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE E -- ALLOWANCES FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------
         Balance at January 1                                            $     2,065    $     2,096     $     2,132
         Provision for loan losses                                             2,671          1,250             700
         Loans charged off                                                    (1,704)        (1,765)           (942)
         Recoveries                                                              480            484             206
                                                                         ------------------------------------------
         Net charge-offs                                                      (1,224)        (1,281)           (736)
                                                                         ------------------------------------------

         BALANCE AT DECEMBER 31                                          $     3,512    $     2,065     $     2,096
                                                                         ==========================================



                                                                                            2002           2001
                                                                                        ---------------------------
Information regarding impaired loans follows (in thousands):

         Year end loans with allowance for loan losses allocated                        $     5,381     $     3,405
         Year end loans with no allowance for loan losses allocated                           4,092           1,102
                                                                                        ---------------------------

         Total impaired loans                                                           $     9,473     $     4,507
                                                                                        ===========================

         Amount of allowance allocated to these loans                                   $     1,404     $       845
                                                                                        ===========================

                                                                            2002            2001           2000
                                                                         ------------------------------------------

         Average balance of impaired loans during the year               $    11,059    $     5,950     $     3,121

         Cash basis interest income recognized during the year           $       319    $       267     $       275

         Interest income recognized during the year                      $       319    $       233     $       257


Nonperforming loans were as follows (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------
         Loans past due over 90 days still on accrual                                   $       171     $       769
         Nonaccrual loans                                                                     3,798           1,937


Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

NOTE F -- PREMISES AND EQUIPMENT, NET

Premises and equipment, net consist of (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------
         Land                                                                           $       793     $       786
         Buildings and improvements                                                           8,900           8,897
         Equipment                                                                            5,007           4,907
                                                                                        ---------------------------
                                                                                             14,700          14,590
         Less accumulated depreciation                                                       (7,563)         (6,722)
                                                                                        ---------------------------
         TOTALS                                                                         $     7,137     $     7,868
                                                                                        ===========================

Depreciation and amortization expense charged to operations was approximately $918,000, $900,000 and $741,000 in 2002, 2001 and 2000, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE F -- PREMISES AND EQUIPMENT, NET (CONTINUED)

Equipment rental expense was $293,000, $322,000 and $310,000 for 2002, 2001 and 2000. Lease commitments under noncancelable operating equipment leases were as follows (in thousands):

                              2003                                 $      103
                              2004                                        103
                              2005                                        103
                              2006 & after                                  -
                                                                   ----------
                              TOTAL                                $      309
                                                                   ==========


NOTE G -- GOODWILL AND INTANGIBLE ASSETS

GOODWILL
The change in the carrying amount of goodwill for the year is as follows (in thousands):

         Beginning of year                                          $       620
         Goodwill from acquisition during year                                -
                                                                    -----------
         END OF YEAR                                                $       620
                                                                    ===========

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------

         Reported net income                                             $     1,033    $     2,744     $     3,375
         Add back: goodwill amortization, net of tax                               -             42              42
                                                                         ------------------------------------------
         ADJUSTED NET INCOME                                             $     1,033    $     2,786     $     3,417
                                                                         ==========================================

Basic earnings per share:
         Reported net income                                             $       .55    $      1.43     $     1.75
         Add back: goodwill amortization, net of tax                               -            .02            .02
                                                                         -----------------------------------------
         Adjusted net income                                             $       .55    $      1.45     $     1.77
                                                                         =========================================

Diluted earnings per share:
         Reported net income                                             $       .55    $      1.43     $     1.75
         Add back: goodwill amortization, net of tax                               -            .02            .02
                                                                         -----------------------------------------
         Adjusted net income                                             $       .55    $      1.45     $     1.77
                                                                         =========================================


ACQUIRED INTANGIBLE ASSETS
Acquired intangible assets were as follows as of year end (in thousands):

                                                   DECEMBER 31, 2002                          December 31, 2001
                                         GROSS                        NET           Gross                          Net
                                       CARRYING     ACCUMULATED     CARRYING       Carrying     Accumulated      Carrying
                                        AMOUNT      AMORTIZATION     AMOUNT         Amount      Amortization      Amount
                                       ----------------------------------------------------------------------------------
Amortized intangible assets:
         Core deposit intangibles         $  559       $  409        $   150       $   559         $  370        $   189
                                          ==================================       =====================================

Aggregate amortization expense was $39,000, $131,000 and $56,000 for 2002, 2001 and 2000, respectively.

Estimated amortization expense for each of the next five years (in thousands):

                                    2003                          $      39
                                    2004                                 39
                                    2005                                 39
                                    2006                                 33
                                    2007                                  -
                                                                  ---------
                                    TOTAL                         $     150
                                                                  =========

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE H -- DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------
         Non-interest bearing checking                                                  $    42,462     $    40,515
         Interest bearing checking                                                           46,276          40,640
         Savings                                                                             34,978          33,129
         Money market accounts                                                               54,906          63,621
         Time deposits                                                                       83,767          83,178
                                                                                        ---------------------------
         TOTALS                                                                         $   262,389     $   261,083
                                                                                        ===========================

The carrying amount of time deposits over $100,000 was $32,674,000 and $26,027,000 at December 31, 2002 and 2001, respectively. Interest expense on time deposits over $100,000 was $776,000, $1,737,000 and $1,482,000 for the
years ended December 31, 2002, 2001 and 2000, respectively.

At year-end 2002, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

         2003                                                                           $    51,741
         2004                                                                                14,099
         2005                                                                                13,803
         2006                                                                                 2,214
         2007                                                                                 1,910
                                                                                        -----------
         TOTALS                                                                         $    83,767
                                                                                        ===========

Related party deposits were $2,021,000 and $2,047,000 at December 31, 2002 and 2001, respectively.


NOTE I -- OTHER BORROWINGS

Other borrowings primarily represent advances obtained by the Bank from the Federal Home Loan Bank (FHLB) of Indianapolis and advances by the Company on a line of credit. $20,000,000 of the FHLB advances have interest rates ranging from 6.28% to 6.89% and have quarterly stated interest adjustment dates. On the stated interest adjustment dates, the FHLB will have the option to adjust the interest rate and will continue to have this option quarterly thereafter. The advances may not be prepaid by the Bank prior to the FHLB exercising its option to adjust the interest rate. The remaining $1,000,000 FHLB advance is at a fixed rate of 4.57% with principal payments beginning in December of 2003 and continuing through December of 2013. The advances are secured by a blanket collateral agreement with the FHLB which gives the FHLB an unperfected security interest in the Bank's one-to-four family mortgage and SBA loans. Eligible FHLB mortgage and SBA loan collateral at December 31, 2002 and 2001 was approximately $52,018,000 and $43,436,000.

At year-end 2002, scheduled principal reductions on these FHLB advances were as follows for the years ending December 31 (in thousands):

         2003                                                                           $        78
         2004                                                                                10,088
         2005                                                                                10,090
         2006                                                                                    94
         2007                                                                                    97
         Thereafter                                                                             553
                                                                                        -----------
         TOTAL FHLB ADVANCES                                                            $    21,000
                                                                                        ===========

Other borrowings also includes a loan with Fifth Third Bank for the ESOP with a balance at December 31, 2002 and 2001 of $436,000 and $588,000. The loan does not have a formal repayment schedule, matures on April 30, 2003 and is unsecured.

On February 22, 2002, the Company renewed a $4,000,000 revolving line of credit with LaSalle Bank, which matures on February 22, 2003 and is secured by the Bank's stock. At year end 2002, the balance was $1,170,000. The line allows the Company to choose its interest rate for each draw, based on the LaSalle Bank National Association prime rate or adjusted LIBOR. All advances outstanding on this line are based on adjusted LIBOR and have variable rates ranging from 3.525% to 3.570%.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE J -- INCOME TAXES

Income tax expense consists of (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------
         Current                                                         $       731    $     1,096     $     1,100
         Deferred                                                               (613)          (221)             79
                                                                         ------------------------------------------
         TOTALS                                                          $       118    $       875     $     1,179
                                                                         ==========================================


Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):

                                                                            2002            2001           2000
                                                                         ------------------------------------------
Income tax at statutory rates                                            $       391    $     1,230     $     1,548
Tax-exempt interest income, net                                                 (305)          (267)           (288)
Increase in net cash surrender value of life insurance policies                  (97)           (89)            (87)
Loss on viatical investment                                                       28              -               -
Valuation allowance against capital loss                                          54              -               -
Low income housing partnership tax credit                                        (25)             -               -
Other items, net                                                                  72              1               6
                                                                         ------------------------------------------
TOTALS                                                                   $       118    $       875     $     1,179
                                                                         ==========================================

Year-end deferred tax assets and liabilities consist of (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------
Deferred tax assets:
Allowance for loan losses                                                               $       914     $       476
Deferred compensation and supplemental retirement liability                                     647             605
Intangible asset amortization                                                                    62              96
Pension liability                                                                                47              70
Write off of viatical investment                                                                 68               -
Write down of other real estate                                                                  41               -
Deferred loan fees                                                                               27               -
Other                                                                                             6              25
                                                                                        ---------------------------
Subtotals                                                                                     1,812           1,272
Valuation allowance against capital loss                                                        (54)              -
                                                                                        ---------------------------
Totals                                                                                        1,758           1,272

Deferred tax liabilities:
Net unrealized appreciation on available for sale securities                                   (408)           (205)
Mortgage servicing rights                                                                       (57)           (144)
Other                                                                                           (29)            (15)
                                                                                        ---------------------------
Totals                                                                                         (494)           (364)
                                                                                        ---------------------------
NET DEFERRED TAX ASSET                                                                  $     1,264     $       908
                                                                                        ===========================

An allowance against the net deferred tax asset was considered necessary at December 31, 2002 as the likelihood of receiving a tax benefit on a portion of the capital loss on the viatical investment is considered doubtful.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K -- BENEFIT PLANS

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

Information about the pension plan was as follows (in thousands):

                                                                                            2002           2001
                                                                                        ----------------------------
Change in benefit obligation:
     Beginning benefit obligation                                                       $    (1,645)    $    (1,510)
     Service cost                                                                              (118)           (120)
     Interest cost                                                                             (105)           (107)
     Actuarial (gain) loss from change in actuarial assumptions                                 263               3
     Benefits paid                                                                               96              89
                                                                                        ---------------------------
     Ending benefit obligation                                                          $    (1,509)    $    (1,645)
                                                                                        ===========================

Change in plan assets, at fair value:
     Beginning plan assets                                                              $     1,479     $     1,527
     Actual return                                                                             (115)           (103)
     Employer contribution                                                                      186             144
     Benefits paid                                                                              (96)            (89)
                                                                                        ---------------------------
     Ending plan assets                                                                 $     1,454     $     1,479
                                                                                        ===========================

Net amount recognized:
     Funded status                                                                      $       (55)    $      (166)
     Unrecognized net actuarial gain                                                            (72)            (30)
     Unrecognized transition obligation                                                           5               6
     Unrecognized prior service cost                                                             12              12
                                                                                        ---------------------------
     Accrued pension cost                                                               $      (110)    $      (178)
                                                                                        ===========================

The components of pension expense and related actuarial assumptions were as follows (in thousands except ratio information):

                                                                            2002            2001           2000
                                                                         ------------------------------------------
Components of net periodic benefit cost:
     Service cost                                                        $       118    $       120     $       113
     Interest cost                                                               105            107              99
     Expected return on plan assets                                             (104)          (128)           (137)
     Net amortization and deferral                                                16              -              (6)
                                                                         ------------------------------------------
     Net periodic benefit cost                                           $       135    $        99     $        69
                                                                         ==========================================

Discount rate on benefit obligation                                             7.0%           7.0%            7.0%
Long-term expected rate of return on plan assets                                7.5%           8.0%            8.0%
Rate of compensation increase                                                   3.0%           3.0%            3.0%

The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $86,000, $91,000 and $73,000 in 2002, 2001 and 2000. An additional contribution of $87,000 was made to the plan in 2002 to allow the plan to pay down the ESOP loan. During 2000, the Company amended its ESOP plan to adopt 401(k) provisions allowing for employee salary deferrals to purchase mutual funds. Company matching is provided in Company stock. Substantially all employees have converted their ESOP accounts to the amended plan.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE K -- BENEFIT PLANS (CONTINUED)

Shares held by the ESOP at year-end are as follows:

                                                                                            2002           2001
                                                                                        ---------------------------
         Allocated shares                                                                   104,841          98,549
         Unallocated shares                                                                  10,115          15,400
                                                                                        ---------------------------

         TOTAL ESOP SHARES                                                                  114,956         113,949
                                                                                        ===========================


The fair value of the allocated shares held by the ESOP is approximately $1,618,000 and $1,523,000 at December 31, 2002 and 2001, respectively. The ESOP obtained a loan for $588,000 to purchase 15,400 shares. The balance of the loan at December 31, 2002 and 2001 is $436,000 and $588,000. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity.

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Current rates paid on deferred compensation balances range from 6.82% - 12.98%. Deferred compensation expense was $248,000, $204,000 and $216,000 in 2002, 2001 and 2000. The liability for vested benefits was $1,658,000 and $1,548,000 at December 31, 2002 and 2001, respectively.

The Bank also maintains a supplemental retirement plan to provide annual payments to particular executives subsequent to their retirement. The plan covers two individuals, both of whom are retired. Liabilities associated with this plan totaled $244,000 and $232,000 at December 31, 2002 and 2001. Expense associated with this plan totaled $29,000, $27,000 and $26,000 in 2002, 2001 and 2000.


NOTE L -- STOCK OPTIONS

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE L -- STOCK OPTIONS (CONTINUED)

A summary of the activity in the plan is as follows for the years ended December 31, 2002 and 2001.

                                                                 2002                             2001
                                                                 ----                             ----
                                                                       WEIGHTED                           WEIGHTED
                                                                        AVERAGE                            AVERAGE
                                                                       EXERCISE                           EXERCISE
                                                       SHARES            PRICE          SHARES              PRICE
                                                     --------------------------------------------------------------
         Outstanding at beginning of year                9,880         $   15.32                -         $       -
         Granted                                             -                 -           10,191             15.32
         Exercised                                           -                 -                -                 -
         Forfeited                                     (4,788)             15.32            (311)             15.32
                                                     --------                           --------
         Outstanding at end of year                      5,092         $   15.32            9,880         $   15.32
                                                     =========         =========        =========         =========



         Options exercisable at year-end                     -                 -                -                 -
         Weighted-average fair value of
           options granted during year               $       -                          $    2.55



Options outstanding at year-end 2002 were as follows:

                                                              OUTSTANDING                      EXERCISABLE
                                                              -----------                      -----------
                                                                   WEIGHTED AVERAGE                       WEIGHTED
                                                                       REMAINING                           AVERAGE
                                                                      CONTRACTUAL                         EXERCISE
              RANGE OF EXERCISE PRICES                  NUMBER           LIFE             NUMBER            PRICE
              -----------------------------------------------------------------------------------------------------

                 $15 - $16                               5,092         8.33 YEARS                -                -


NOTE M -- COMMITMENTS

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

At December 31, 2002 and 2001, respectively, the Bank had no commitments under commercial letters of credit, used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2002 and 2001, respectively, commitments under outstanding standby letters of credit were $288,000 and $183,000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE M -- COMMITMENTS (CONTINUED)

Loan commitments outstanding to extend credit are detailed below (in thousands):

                                                                                            2002           2001
                                                                                        ---------------------------

     Fixed rate                                                                        $      2,231           3,359
     Variable rate                                                                           36,242          44,091
                                                                                       ----------------------------
     TOTALS                                                                            $     38,473    $     47,450
                                                                                       ============================

The fixed rate commitments have stated interest rates ranging from 4.75% to 9.875%. The terms of the above commitments range from 1 to 60 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

At December 31, 2002, the Company had line of credit agreements with LaSalle Bank and Fifth Third Bank totaling $4,000,000 and $6,250,000, respectively. The balances on these lines were $1,170,000 and $436,000 respectively, at December 31, 2002. The line of credit at LaSalle Bank is secured by the Bank's stock and matures on February 22, 2003. The line of credits at Fifth Third Bank is unsecured and matures on April 30, 2003. In addition, at December 31, 2002, the Bank had line of credit arrangements to be able to purchase federal funds totaling $17,000,000, subject to quarterly and annual reviews. The balance on these lines at December 31, 2002 was $5,000,000.

Certain executives of the Bank have employment contracts which have change of control clauses. The employment contracts provide for the payment of three years worth of the officers' salaries upon a change of control.


NOTE N -- RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

Banking laws, regulations and regulatory agreements restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. Approximately $1,700,000 of the Bank's retained earnings is available for transfer to the Company in 2003 in the form of dividends without prior regulatory approval.


NOTE O -- SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):


Balance Sheets                                                                                 December 31,
                                                                                            2002           2001
                                                                                        ---------------------------
ASSETS
Cash                                                                                    $         1     $         2
Securities available for sale                                                                 1,675           1,708
Investment in subsidiary                                                                     25,591          24,594
Premises and equipment, net                                                                   1,122           1,078
Other                                                                                             4             601
                                                                                        ---------------------------
TOTAL ASSETS                                                                            $    28,393          27,983
                                                                                        ===========================

LIABILITIES AND SHAREHOLDERS' EQUITY
Dividends payable                                                                       $       299     $       307
Other liabilities                                                                                (3)             18
Other borrowings                                                                              1,606             588
Common stock subject to repurchase obligation in ESOP                                         1,618           1,523
Shareholders' equity                                                                         24,873          25,547
                                                                                        ---------------------------
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                              $    28,393     $    27,983
                                                                                        ===========================

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE O -- SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Income                                                               Year ended December 31,
                                                                            2002            2001           2000
                                                                         ------------------------------------------
Dividends from Bank                                                      $       620    $       457     $     1,415
Interest income                                                                   67            105             151
Other income                                                                     231            240             249
Loss on viatical settlement contracts                                           (283)             -               -
Other expenses                                                                  (195)          (177)           (500)
                                                                         -------------------------------------------
                                                                                 440            625           1,315
Federal income tax (expense) benefit                                             (15)           (31)             71
                                                                         ------------------------------------------
                                                                                 425            594           1,386
Equity in undistributed net income of
  Subsidiary Bank                                                                608          2,150           1,989
                                                                         ------------------------------------------
NET INCOME                                                                     1,033          2,744           3,375
Net change in unrealized gains on securities
  available for sale, net of tax                                                 393            215             574
                                                                         ------------------------------------------
Other comprehensive income                                                       393            215             574
                                                                         ------------------------------------------
COMPREHENSIVE INCOME                                                     $     1,426    $     2,959     $     3,949
                                                                         ==========================================

Statements of Cash Flows                                                           Year ended December 31,
                                                                            2002            2001           2000
                                                                         ------------------------------------------
OPERATING ACTIVITIES
Net income                                                               $     1,033    $     2,744     $     3,375
Adjustments to reconcile net income to net cash
  provided by operating activities:
     Equity in undistributed net income of
       Subsidiary Bank                                                          (608)        (2,150)         (1,989)
     Depreciation                                                                 34             31              34
     Net amortization of investment securities                                     5             10              22
     Net realized gain on disposal of fixed assets                                 -              -            (150)
     Reduction of obligation under ESOP                                           65              -               -
     Net securities gains                                                         (4)             -               -
     Loss on viatical settlement contracts                                       283              -               -
     Other                                                                       321           (279)            329
                                                                         ------------------------------------------
     Net cash from operating activities                                        1,129            356           1,621

INVESTING ACTIVITIES
Activity in available-for-sale securities:
     Proceeds from sales                                                         254              -             799
     Proceeds from maturities and calls                                          251          1,757             516
     Purchases                                                                  (467)          (510)           (986)
Proceeds from sale of premises and equipment                                       -              -             204
Additions to premises and equipment                                              (78)             -              (1)
                                                                         -------------------------------------------
     Net cash from investing activities                                          (40)         1,247             532

FINANCING ACTIVITIES
Proceeds from other borrowings                                                 1,170              -               -
Repayments of other borrowings                                                  (152)             -               -
Cash dividends paid                                                           (1,203)        (1,204)         (1,369)
Repurchase of common stock                                                      (905)          (398)           (880)
                                                                         -------------------------------------------
     Net cash from financing activities                                       (1,090)        (1,602)         (2,249)
                                                                         -------------------------------------------
NET CHANGE IN CASH AND CASH EQUIVALENTS                                           (1)             1             (96)
Beginning cash and cash equivalents                                                2              1              97
                                                                         ------------------------------------------

ENDING CASH AND CASH EQUIVALENTS                                         $         1    $         2     $         1
                                                                         ==========================================

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE P -- FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

     CASH AND CASH EQUIVALENTS AND FEDERAL FUNDS SOLD: The carrying amount reported in the balance sheet approximates fair value.

     SECURITIES AVAILABLE FOR SALE: Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of restricted equity securities approximates amortized cost.

     LOANS AND LOANS HELD FOR SALE: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

     ACCRUED INTEREST RECEIVABLE: The carrying amount reported in the balance sheet approximates fair value.

     NET CASH SURRENDER VALUE OF LIFE INSURANCE: The carrying amount reported in the balance sheet approximates fair value.

     MORTGAGE SERVICING RIGHTS: The carrying amount reported in the balance sheet approximates fair value.

     OFF-BALANCE-SHEET INSTRUMENTS: The estimated fair value of off-balance sheet instruments is based on current fees or costs that would be charged to enter or terminate the arrangements. The estimated fair value is not considered to be significant for this presentation.

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

     FEDERAL FUNDS PURCHASED: The carrying amount reported in the balance sheet approximates fair value.

     OTHER BORROWINGS: The fair value of other borrowings is estimated using discounted cash flows analysis based on the Bank's current incremental borrowing rate for similar types of borrowing arrangements.

     ACCRUED INTEREST PAYABLE: The carrying amount reported in the balance sheet approximates fair value.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2002 and 2001, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2002 and 2001 should not necessarily be considered to apply at subsequent dates.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE P -- FAIR VALUE INFORMATION (CONTINUED)

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):

                                                                2002                               2001
                                                     ---------------------------        ---------------------------
                                                       CARRYING         FAIR              Carrying         Fair
                                                        AMOUNT          VALUE              Amount          Value
                                                     ---------------------------        ---------------------------
Financial assets:
Cash and cash equivalents                            $    19,287     $    19,287       $     23,432     $    23,432
Securities available for sale                             48,811          48,811             61,531          61,531
Loans held for sale                                        1,083           1,083              1,863           1,863
Loans, net of allowance for loan losses                  230,654         233,570            208,607         210,916
Accrued interest receivable                                2,118           2,118              2,310           2,310
Net cash surrender value of life insurance                 6,472           6,472              5,732           5,732
Mortgage servicing rights                                    169             169                424             424

Financial liabilities:
Deposits                                             $  (262,389)    $  (264,041)      $   (261,083)    $  (262,711)
Federal funds purchased                                   (5,000)         (5,000)                 -               -
Other borrowings                                         (22,606)        (23,728)           (24,588)        (25,927)
Accrued interest payable                                    (166)           (166)              (223)           (223)


NOTE Q -- REGULATORY MATTERS

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

The prompt corrective action regulations provide five classifications, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels (in thousands) and minimum required levels were:

                                                                                                 MINIMUM REQUIRED
                                                                                                       TO BE
                                                                         MINIMUM REQUIRED        WELL CAPITALIZED
                                                                            FOR CAPITAL       UNDER PROMPT CORRECTIVE
                                                  ACTUAL               ADEQUACY  PURPOSES        ACTION REGULATIONS
                                         -----------------------   ------------------------- ------------------------
                                             AMOUNT       RATIO       AMOUNT         RATIO     AMOUNT         RATIO
                                         -----------------------   ------------------------- ------------------------
2002
TOTAL CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                              $27,952        11.5%      $19,419         8.0%      $24,273       10.0%
  BANK                                       27,067        11.2        19,296         8.0        24,120       10.0
TIER 1 CAPITAL (TO RISK WEIGHTED ASSETS)
  CONSOLIDATED                               24,912        10.3         9,710         4.0        14,564        6.0
  BANK                                       24,042        10.0         9,648         4.0        14,472        6.0
TIER 1 CAPITAL (TO AVERAGE ASSETS)
  CONSOLIDATED                               24,912         7.8        12,799         4.0        15,999        5.0
  BANK                                       24,042         7.5        12,754         4.0        15,943        5.0

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)


NOTE Q -- REGULATORY MATTERS (CONTINUED)


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

Both the Company and the Bank, at year-end 2002 and 2001, were categorized as well capitalized.

At December 31, 2002 the Bank had a tier 1 capital to average asset ratio of 7.5%. On February 17, 2003, the Bank entered into an agreement with its banking regulators that requires the Bank to maintain this ratio at a level at or above 7%. In addition, under this agreement, the Bank will establish and monitor certain lending and operational policies and procedures.


NOTE R -- QUARTERLY FINANCIAL DATA (UNAUDITED)

                                                                                          EARNINGS (LOSS) PER SHARE
                                               INTEREST   NET INTEREST       NET          -------------------------
                                                INCOME       INCOME     INCOME (LOSS)        BASIC    FULLY DILUTED
                                           ------------------------------------------------------------------------
2002
     FIRST QUARTER                          $     4,734   $     3,081  $       563      $      .30   $      .30
     SECOND QUARTER                               4,767         3,176          342             .18          .18
     THIRD QUARTER                                4,599         3,049         (118)           (.06)        (.06)
     FOURTH QUARTER                               4,654         3,001          246             .13          .13

2001
     First Quarter                          $     5,738   $     2,974  $       674      $      .35   $      .35
     Second Quarter                               5,508         2,904          656             .34          .34
     Third Quarter                                5,449         3,109          722             .37          .37
     Fourth Quarter                               5,029         3,092          692             .37          .37

The net income for the second quarter of 2002 was negatively affected by provisions for loan losses in excess of the prior year by $150,000 and a $283,000 loss on viatical settlement contracts, as a result of new information learned about the ability of the company servicing the policies to have sufficient funds to pay continuing premiums necessary to keep the policies in force.

The net income for the third quarter of 2002 was negatively affected by provisions for loan losses in excess of the prior year by $1,175,000.

The net income for the fourth quarter of 2002 was negatively affected by provisions for loan losses in excess of the prior year by $196,000 and by adjustments to certain accruals.

SELECTED FINANCIAL DATA


                                                                     Year Ended December 31
                                                2002            2001             2000            1999             1998
                                            ----------------------------------------------------------------------------
Total interest income                       $   18,754       $   21,724      $   23,245       $   20,051      $   19,446
Net interest income                             12,307           12,079          12,548           11,616          11,414
Provision for loan losses                        2,671            1,250             700              852             600
Net income                                       1,033            2,744           3,375            3,300           3,549
Per share data:
    Basic and diluted earnings per share           .55             1.43            1.75             1.64            1.70
    Cash dividends                                 .64              .61             .70              .68             .60
Balance sheet data:
    Gross loans                                234,166          210,672         213,381          192,380         162,645
    Deposits                                   262,389          261,083         245,430          233,303         233,361
    Other borrowings                            22,606           24,588          25,588           15,588           5,588
    Common stock subject to repurchase           1,618            1,523           1,478            3,990           6,029
    Equity                                      24,873           25,547          24,211           19,990          19,345
    Total assets                               320,683          317,096         303,639          275,825         266,851
Return on average assets                           .33%             .90%           1.16%            1.23%           1.42%
Return on average equity (1)                      4.04            10.47           15.13            16.37           17.48
Dividend payout ratio (2)                       115.68            43.00           40.30            41.61           35.56
Average equity to average assets (1)              8.09             8.59            7.69             7.52            8.11

All per share amounts have been adjusted for a 10% stock dividend declared in 1999.

(1) Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)  Dividends declared divided by net income.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 546 shareholders of record at February 14, 2003.

The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:

                                                 2002                                             2001
                             ------------------------------------------       ------------------------------------------
                                     BID PRICE                  CASH                  Bid Price                  Cash
                             -------------------------        DIVIDENDS        ------------------------        Dividends
                             HIGH BID          LOW BID        DECLARED         High Bid         Low Bid         Declared
Quarter Ended
------------------------------------------------------------------------------------------------------------------------
March 31                    $    16.25      $    15.80       $      .16      $    16.75       $    14.50         $   .15
June 30                          16.39           16.00              .16           17.00            15.51             .15
September 30                     16.20           15.70              .16           17.30            15.16             .15
December 31                      15.89           15.20              .16           16.40            15.45             .16

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note N to the consolidated financial statements for the year ended December 31, 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                        SOUTHERN MICHIGAN BANCORP, INC.

Dated:      March 26, 2003
                                        By:      /s/  John H. Castle
                                                 -------------------------------
                                                 John H. Castle
                                        Its:     Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.


/s/ Marcia S. Albright                    /s/ Nolan E. Hooker
---------------------------------         --------------------------------------
Marcia S. Albright, Director              Nolan E. Hooker, Director


/s/ James P. Briskey                      /s/ Gregory J. Hull
---------------------------------         --------------------------------------
James P. Briskey, Director                Gregory J. Hull, Director


/s/ John H. Castle                        /s/ Thomas E. Kolassa
---------------------------------         --------------------------------------
John H. Castle, Director                  Thomas E. Kolassa, Director


/s/ H. Kenneth Cole                       /s/ Kurt G. Miller
---------------------------------         --------------------------------------
H. Kenneth Cole, Director                 Kurt G. Miller, Director


/s/ William E. Galliers                   /s/ Freeman E. Riddle
---------------------------------         --------------------------------------
William E. Galliers, Director             Freeman E. Riddle, Director


                                          Dated: March 26, 2003

                                 CERTIFICATIONS

I, John H. Castle, certify that:

1. I have reviewed this annual report on Form 10-K of Southern Michigan Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003                /s/ John H. Castle
                                    --------------------------------------------
                                    John H. Castle, Chief Executive Officer and
                                    Director (Principal Executive Officer)

I, Danice Chartrand, certify that:

1. I have reviewed this annual report on Form 10-K of Southern Michigan Bancorp, Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent function):

         a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: March 26, 2003              /s/ Danice Chartrand
                                  ----------------------------------------------
                                  Danice Chartrand, Chief Financial Officer
                                  (Principal Financial Officer)

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                           ANNUAL REPORT ON FORM 10-K
                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2002


                                INDEX TO EXHIBITS
                                    EXHIBITS


                         SOUTHERN MICHIGAN BANCORP, INC.
                            (A MICHIGAN CORPORATION)
                              51 WEST PEARL STREET
                            COLDWATER, MICHIGAN 49036

                                INDEX TO EXHIBITS


       Exhibit No.                                           Description of Exhibit
       -----------                                           ----------------------
       Exhibit 2                                   Not applicable.

       Exhibit 3.1                                 Articles of Incorporation incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended
                                                   December 31, 1991 and Exhibit 3 to Form S-3D filed April 30,
                                                   1998, File No. 2-78178.

       Exhibit 3.2                                 Amended and Restated By-Laws are incorporated by reference to
                                                   Exhibit 3 to the Company's Annual Report on Form 10-K for the
                                                   year ended December 31, 1997, File No. 2-78178.

       Exhibit 4                                   Instruments Defining the Rights of Security Holders of the
                                                   Company are the Articles of Incorporation and By-Laws (see
                                                   Exhibits 3.1 and 3.2 above).

       Exhibit 9                                   Not applicable.

       Exhibit 10.1                                Material Contracts -- Executive Compensation Plans and
                                                   Arrangements: (1) Master Agreements for Directors' Deferred
                                                   Income Plan; (2) Composite form of Executive Employee Salary
                                                   Continuation Agreement, as amended; and (3) Master Agreements for
                                                   Executives' Deferred Compensation Plan, as amended, are
                                                   incorporated by reference to Exhibit 10 to the Company's Annual
                                                   Report on Form 10-K for the year ended December 31, 1994, File
                                                   No. 2-78178.

       Exhibit 10.2                                Southern Michigan Bancorp, Inc. 2000 Stock Option Plan is
                                                   incorporated by reference to Exhibit 10(b) to the Company's
                                                   Annual Report on Form 10-K for the year ended December 31, 1999,
                                                   File No. 2-78178.

       Exhibit 10.3                                Employment Agreement dated January 1, 2002 by and between the
                                                   Bank and the Company and James T. Grohalski is incorporated by reference to Exhibit 10(C) to the Company's Annual Report on Form
                                                   10-K for the year ended December 31, 2001, File No. 2-78178.

       Exhibit 10.4                                Employment Agreement dated June 7, 2002 by and between the Bank and the Company and John H. Castle.

       Exhibit 10.5                                Standard Form of Executive's Deferred Compensation Agreement.

       Exhibit 11                                  Not applicable.

       Exhibit No.                                           Description of Exhibit
       -----------                                           ----------------------
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

       Exhibit 23                                  Consent of Independent Auditors.

       Exhibit 24                                  Not applicable.

       Exhibit 27                                  Not applicable.

       Exhibit 99.1                                Certification of the Company's Chief Executive Officer, John H.
                                                   Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 99.2                                Certification of the Company's Chief Financial Officer, Danice
                                                   Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                   2002.