Form 10-Q
period 2003-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2003-05-14
CIK 703699

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

         /X/    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2003

         / /    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 2-78178

                                   ----------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES /X/ NO / /

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES / / NO /X/

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of April 30, 2003 was 1,849,329 (including shares held by the ESOP).

================================================================================

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.

                                                                                           March 31,             December 31,
                                                                                             2003                   2002
                                                                                     -----------------------------------------
                                                                                         (Unaudited)                (A)
                                                                                           (In thousands, except share
                                                                                                and per share data)
ASSETS
     Cash and due from banks                                                                     $ 21,909            $ 19,287
     Securities available for sale                                                                 51,098              48,811
     Loans held for sale, net of valuation of $-0- (2002 - $-0-)                                    2,422               1,083
     Loans, net of allowance for loan losses of $3,520  (2002 - $3,512)                           229,285             230,654
     Premises and equipment, net                                                                    7,003               7,137
     Accrued interest receivable                                                                    1,983               2,118
     Net cash surrender value of life insurance                                                     6,532               6,472
     Goodwill                                                                                         620                 620
     Other intangible assets                                                                          140                 150
     Other assets                                                                                   4,520               4,351
                                                                                     -----------------------------------------
                                 TOTAL ASSETS                                                    $325,512            $320,683
                                                                                     =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                                   $ 40,919            $ 42,462
          Interest bearing                                                                        226,934             219,887
                                                                                     -----------------------------------------
                                                                                                  267,853             262,349
     Federal funds purchased                                                                        3,700               5,000
     Accrued expenses and other liabilities                                                         4,043               4,197
    Other borrowings                                                                               23,140              22,646

    Common stock subject to repurchase obligation in Employee
      Stock Ownership Plan, shares outstanding - 92,948 in 2003
      (104,841) in 2002                                                                             1,604               1,618

     Shareholders' equity:
          Preferred stock, 100,000 shares authorized; none issued or outstanding
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,849,349 shares (2002 - 1,864,046)
                 Outstanding--1,756,401 shares (2002 -1,759,205)                                    4,391               4,398
          Additional paid-in capital                                                                8,492               8,752
          Retained earnings                                                                        11,887              11,366
          Accumulated other comprehensive income, net of tax                                          736                 793
          Unearned Employee Stock Ownership Plan shares                                              (334)               (436)
                                                                                     -----------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                        25,172              24,873
                                                                                     -----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                       $325,512            $320,683
                                                                                     =========================================

(A) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                                                                         Three Months Ended
                                                                                                              March 31,
                                                                                                       2003                2002
                                                                                                -----------------------------------
                                                                                                       (In thousands, except
                                                                                                        per share amounts)
Interest income:
     Loans, including fees                                                                             $ 3,773             $ 4,044
     Securities:
         Taxable                                                                                           277                 438
         Tax-exempt                                                                                        227                 252
                                                                                                -----------------------------------
                 Total interest income                                                                   4,277               4,734
Interest expense:
     Deposits                                                                                            1,011               1,220
     Other                                                                                                 432                 433
                                                                                                -----------------------------------
                 Total interest expense                                                                  1,443               1,653
                                                                                                -----------------------------------
                                 NET INTEREST INCOME                                                     2,834               3,081
Provision for loan losses                                                                                  225                 275
                                                                                                -----------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                                                               2,609               2,806
Non-interest income:
     Service charges on deposit accounts                                                                   534                 263
     Trust fees                                                                                            139                 148
     Net securities gains                                                                                    -                   4
     Net gains on loan sales                                                                               568                 252
     Earnings on life insurance assets                                                                      60                  51
     Other                                                                                                 293                  96
                                                                                                -----------------------------------
                                                                                                         1,594                 814
                                                                                                -----------------------------------

Non-interest expense:
     Salaries and employee benefits                                                                      1,644               1,475
     Occupancy, net                                                                                        186                 186
     Equipment                                                                                             218                 356
     Professional and outside services                                                                     395                 195
     Advertising and marketing                                                                              41                  34
     Other                                                                                                 613                 670
                                                                                                -----------------------------------
                                                                                                         3,097               2,916
                                                                                                -----------------------------------
INCOME BEFORE INCOME TAXES                                                                               1,106                 704
Federal income taxes                                                                                       290                 141
                                                                                                -----------------------------------
NET INCOME                                                                                                 816                 563
Other comprehensive income/(loss), net of tax:                                                             (57)                (98)
                                                                                                -----------------------------------
COMPREHENSIVE INCOME                                                                                   $   759             $   465
                                                                                                ===================================

Basic and Diluted Earnings Per Common Share                                                            $  0.44             $  0.30
                                                                                                ===================================
Dividends Declared Per Common Share                                                                    $  0.16             $  0.16
                                                                                                ===================================

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                                                                         Three Months Ended
                                                                                                               March 31,
                                                                                                      2003                2002
                                                                                                ------------------------------------
                                                                                                           (In thousands)

OPERATING ACTIVITIES

     Net income                                                                                        $    816            $    563
     Adjustments to reconcile net income to net
           cash provided by operating activities:
                 Provision for loan losses                                                                  225                 275
                 Depreciation                                                                               174                 224
                 Net securities gains                                                                         -                  (4)
                 Loans originated for sale                                                              (26,807)            (11,665)
                 Proceeds on loans sold                                                                  26,036              12,804
                 Net gains on loan sales                                                                   (568)               (252)
                 Earnings on life insurance assets                                                          (60)                (51)
                 Amortization of goodwill                                                                     -                  16
                 Amortization of other intangible assets                                                     10                  10
                 Reduction of obligation under ESOP                                                          67                   -
                 Net change in:
                   Accrued interest receivable                                                              135                 610
                   Other assets                                                                            (140)               (663)
                   Accrued expenses and other liabilities                                                  (151)               (595)
                                                                                                ------------------------------------
                        Net cash from operating activities                                                 (263)              1,272


INVESTING ACTIVITIES

     Proceeds from sales of securities                                                                        -                 254
     Proceeds from maturities of securities                                                               4,127              11,016
     Purchases of securities                                                                             (6,500)             (3,250)
     Loan originations and payments, net                                                                  1,144             (11,489)
     Additions to premises and equipment                                                                    (40)                (56)
                                                                                                ------------------------------------
                   Net cash from investing activities                                                    (1,269)             (3,525)


FINANCING ACTIVITIES

     Net change in deposits                                                                               5,504             (11,551)
     Net change in federal funds purchased                                                               (1,300)              5,750
     Proceeds from other borrowings                                                                         596                 820
     Repayments of other borrowings                                                                        (102)                  -
     Repurchase of common stock                                                                            (246)               (840)
     Cash dividends paid                                                                                   (298)               (307)
                                                                                                ------------------------------------
                   Net cash from financing activities                                                     4,154              (6,128)
                                                                                                ------------------------------------
Net change in cash and cash equivalents                                                                   2,622              (8,381)
Cash and cash equivalents at beginning of period                                                         19,287              23,432
                                                                                                ------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                            $ 21,909            $ 15,051
                                                                                                ====================================

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC.

March 31, 2003


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the U.S.A.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the U.S.A. for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the U.S.A. for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern Michigan Bancorp, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 2002.

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per common share are restated for all stock splits and dividends through the date of issue of the financial statements.

The basic and diluted weighted average common shares outstanding for the three month periods ended March 31, 2003 and 2002 were:

                              For the 3 months ended
                            3/31/03           3/31/02
                           --------------------------
         Basic             1,838,866        1,891,397
         Diluted           1,839,063        1,891,702

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B -- STOCK COMPENSATION

The following table illustrates the effect on net income and earnings per common share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.

                                                                               March 31, 2003   March 31, 2002
                                                                               -------------------------------
Net income as reported                                                           $816                 $563
Deduct: stock based compensation expense
  determined under fair value based method                                         (2)                  (3)
                                                                                   ---                  ---
Pro forma net income                                                             $814                 $560

Basic earnings per share as reported                                              .44                  .30
Pro forma basic earnings per share                                                .44                  .30

Diluted earnings per share as reported                                            .44                  .30
Pro forma diluted earnings per share                                              .44                  .30

NOTE C -- NEWLY ISSUED ACCOUNTING STANDARDS

New accounting standards on asset retirement obligations, restructuring activities and exit costs, operating leases, early extinguishments of debt, stock options, and guarantees of indebtedness of others were effective January 1, 2003. Adoption of these standards did not have a material impact on the Company's financial condition or results of operations for the period ended March 31, 2003.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

During the first three months of 2003, cash and cash equivalents increased 13.6% or $2,622,000. In addition, securities available for sale increased by 4.7% or $2,287,000 during this same time period.

Gross loans have decreased slightly, .6%, or $1,361,000 as management has focused on improving credit quality and internal control policies and procedures during the quarter rather than growth.

In assessing the adequacy of the allowance for loan losses, management reviews the characteristics of the loan portfolio in order to determine the overall quality and risk profile. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examinations by regulatory agencies, current economic conditions and historical loan loss experience. The allowance for loan losses is being maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of March 31, 2003.

The allowance for loan losses was $3,520,000 or 1.51% of gross loans at March 31, 2003. As of December 31, 2002, the allowance for loan losses was $3,512,000 or 1.50% of gross loans. Non-performing loans (defined as loans over 90 days past due or non accrual loans) increased from $3,969,000 at December 31, 2002 to $4,484,000 at March 31, 2003. In consideration of increases in the levels of non-performing loans, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by Southern Michigan Bank & Trust's (the "Bank") methodology to assess the adequacy of the allowance for loan losses.


Total deposits increased by $5,504,000 or 2.1% during the first three months of 2003. The Bank provides services to several commercial clients who have large fluctuating balances. On the last day of the quarter these customers had higher than average balances. Total average deposits were up only $132,000 over total average deposits at year end.

During the first three months of 2003, the Company repurchased and retired approximately $246,000 worth of stock.



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

The following table summarizes the Company's capital ratios as of March 31, 2003 and December 31, 2002:

                                                March 31, 2002             December 31, 2002
                                                --------------             -----------------
         Tier 1 risk-based capital ratio             10.3%                      10.3%
         Total risk-based capital ratio              11.6%                      11.5%
         Leverage ratio                               7.9%                       7.8%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

At March 31, 2003 the Bank had a tier 1 capital to average asset ratio of 7.7%. On February 17, 2003, the Bank entered into an agreement with its banking regulators that requires the Bank to maintain this ratio at a level at or above 7%. In addition, under this agreement, the Bank will establish and monitor certain lending and operational policies and procedures.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by 8.0% or $247,000 for the three month period ended March 31, 2003 compared to the same period in 2002. This decrease can be partially attributed to the large number of commercial loans that are tied to the prime rate. During the first quarter of 2002, the prime rate was fifty basis points higher than during the first quarter of 2003 resulting in lower net interest income in 2003. In addition, bonds that were purchased to replace maturing securities had lower yields than the matured bonds. Offsetting these decreases in interest income was a 12.7%, or $210,000, decrease in interest expense. The Bank reduced rates paid on deposit accounts throughout 2002 as rates decreased. In addition, as higher priced longer term certificates of deposit matured, they were rolled over into lower interest rate certificates.

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

The provision for loan losses for the first quarter of 2003 replenished the allowance for loan losses for net charge-offs incurred during the quarter. As discussed earlier, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by the Bank's methodology to assess the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income increased $780,000, or 95.8%, for the three month period ending March 31, 2003 compared to the same period in 2002.

A $271,000 increase was realized in service charges on deposit accounts for this period. This was primarily due to fee income generated from an overdraft product the bank introduced at the end of May 2002 where the Bank began paying overdraft checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced. Additionally, the increase can be attributed to increased service fees that began in January 2003.

In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognized a profit at the time of the sale. The Bank originated for sale $26,807,000 in loans during the first quarter of 2003 compared to $11,665,000 during the same quarter of 2002. Net gain on sale of loans increased $316,000 or 125.4% for the three month period ending March 31, 2003 compared to the same period in 2002. The low interest rates continue to make these loans attractive to customers.

In addition, other non-interest income increased $197,000 as an insurance settlement totaling $199,000 was received in the first quarter of 2003 relating to a litigation settled in 2002.

Non-interest Expense

Non-interest expenses increased by $181,000 during the three month period ended March 31, 2003 compared to the same period in 2002.

During the three months ended March 31, 2003, salaries and employee benefits expense increased $169,000 compared to the same period in 2002. Commissions paid to mortgage originators for the first three months of 2003 have exceeded the commissions for the same time period in 2002 by over $121,000. The cost of employee benefits increased in 2003 as health insurance costs have increased. Costs for health insurance increased $21,000 for the three months ended March 31, 2003 compared to the same period last year.

In addition to salaries and employee benefits increasing, the Company saw an increase in professional and outside services expense. During the fourth quarter of 2002, the Bank hired an outside consulting firm to review selected areas of the Bank looking for potential cost savings, revenue enhancements and efficiency measures. The Bank has implemented a number of recommendations made by the consulting firm and expects to continue to see benefits to both efficiency and net income. The final work was completed by the consulting firm during the first quarter of 2003. In 2002 the Bank had higher equipment service contract and lease costs. The service contracts and leases were renegotiated during the fourth quarter of 2002 as a result of recommendations made by the outside consulting firm. In addition to costs associated with the consultants, $48,000 was paid in legal fees relating to the $199,000 settlement received.

Contingent and Contractual Obligations

At March 31, 2003, the Bank had commitments under commercial letters of credit, used to facilitate customers' trade transactions, of $69,000.

The Bank had commitments under performance letter of credit agreements of $70,000 at March 31, 2003.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At March 31, 2003, commitments under outstanding standby letters of credit were $138,000.

Loan commitments outstanding to extend credit totaled $40,113,000 at March 31, 2003.

Management does not anticipate any losses as a result of the above transactions; however the above amount represents the maximum exposure to credit loss for loan commitments and commercial, performance and standby letters of credit.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first three months of 2003.

ITEM 4.  Controls and Procedures.

(a) Within the 90 days prior to the date of filing of this report, an evaluation was carried out under the supervision and with the participation of the Company's management, including the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-14 and 15d-14). Based upon that evaluation, the Company's Chairman and Chief Executive Officer along with the Chief Financial Officer have concluded that the Company's disclosure controls and procedures are, to the best of their knowledge, effective in timely alerting them to material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings.

Prior to and during this evaluation certain significant deficiencies or material weaknesses in internal controls existed, namely:

     o Commercial loan documentation review and disbursement controls have been inadequate to provide for appropriate segregation of duties at origination of loans.

     o   Less than satisfactory commercial loan workout and collection efforts.

The following actions have been taken to correct these deficiencies in internal controls:

     o Creation of a Credit Administration Department reporting to the President of the Bank, independent of the loan officers. This department is now responsible for the underwriting, documentation and funding of new loans.

     o The Bank has hired a reputable outside consulting firm to assist with the collection of non-performing commercial loans. In addition, as part of the Credit Administration Department, the Bank has created a Managed Assets Division to work in conjunction with the outside consultant to ensure an acceptable reduction in non-performing loans.

(b) There have been no significant changes in the Company's internal controls or in other factors that could significantly affect internal controls subsequent to the date the Company carried out this evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Bank is engaged in litigation from time to time, both as plaintiff and defendant, which is incidental to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to date, management of the Company does not currently anticipate that the ultimate liability, if any arising out of any such litigation will have a material adverse effect on the Company's financial condition or results of operations.

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There were no material developments in these proceedings during the quarter ended March 31, 2003.

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

none.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.

Exhibit No.                                               Description of Exhibit
-----------                                               ----------------------
       Exhibit 99.1                                Certification of the Company's Chief Executive Officer, John H.
                                                   Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 99.2                                Certification of the Company's Chief Financial Officer, Danice L.
                                                   Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of
                                                   2002.

         (b) On March 10, 2003, the Company filed a Form 8-K which contained the Company's annual report and management's discussion & analysis.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Southern Michigan Bancorp, Inc.
                                    --------------------------------------------
                                                (Registrant)


Date:  May 14, 2003                 /s/ John H. Castle
       ---------------------        --------------------------------------------
                                    John H. Castle, Chief Executive Officer


Date:  May 14, 2003                 /s/ Danice L. Chartrand
       ---------------------        --------------------------------------------
                                    Danice L. Chartrand, Chief Financial Officer
                                    (Principal Financial and Accounting Officer)

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


Date: May 14, 2003                       /s/ John H. Castle
      ------------                       ---------------------------------------
                                         John H. Castle, Chief Executive Officer


I, Danice L. Chartrand, certify that:

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



Date:  May 14, 2003                       /s/ Danice L. Chartrand
       ------------                       -----------------------------------
                                          Danice L. Chartrand, Chief Financial
                                          Officer

                                INDEX TO EXHIBITS

Exhibit No.                Description of Exhibit
-----------                ----------------------
99.1                       Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2                       Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to
                           Section 906 of the Sarbanes-Oxley Act of 2002.