Form 10-Q
period 2003-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2003-08-14
CIK 703699

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------
                                    FORM 10-Q

             /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                  OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2003

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

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of July 31, 2003 was 1,849,328 (including shares held by the
ESOP).
--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.

                                                                                   June 30     December 31
                                                                                     2003         2002
                                                                               -----------------------------
                                                                                  (Unaudited)      (A)
                                                                               (In thousands, except share
                                                                                     and per share data)
ASSETS
     Cash and due from banks                                                       $  13,767    $  19,287
     Securities available for sale                                                    52,467       48,811
     Loans held for sale, net of valuation of $-0- (2002 -$-0-)                        1,531        1,083
     Loans, net of allowance for loan losses of $3,650 (2002 - $3,512)               227,630      230,654
     Premises and equipment, net                                                       6,894        7,137
     Accrued interest receivable                                                       1,975        2,118
     Net cash surrender value of life insurance                                        6,676        6,472
     Goodwill                                                                            620          620
     Other intangible assets                                                             130          150
     Other assets                                                                      4,572        4,351
                                                                                   ----------------------
                                 TOTAL ASSETS                                      $ 316,262    $ 320,683
                                                                                   ======================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                     $  41,880    $  42,558
          Interest bearing                                                           219,468      219,791
                                                                                   ----------------------
                                                                                     261,348      262,349
     Accrued expenses and other liabilities                                            4,430        4,197
     Federal funds purchased                                                            --          5,000
     Other borrowings                                                                 23,073       22,646
                                                                                   ----------------------
                                                                                     288,851      294,192
    Common stock subject to repurchase obligation in Employee
      Stock Ownership Plan, shares outstanding - 93,342 in 2003
      (104,841 in 2002)                                                                1,619        1,618

Shareholders' equity:
          Preferred stock, 100,000 shares authorized; none issued or outstanding
          Common stock, $2.50 par value:
                 Authorized--4,000,000 shares
                 Issued--1,849,328 shares (2002 - 1,864,046)
                 Outstanding--1,755,986 shares (2002 -1,759,205)                       4,391        4,398
          Additional paid-in capital                                                   8,476        8,752
          Retained earnings                                                           12,433       11,366
          Accumulated other comprehensive income, net of tax                             826          793
          Unearned Employee Stock Ownership Plan shares                                 (334)        (436)
                                                                                   ----------------------
                                 TOTAL SHAREHOLDERS' EQUITY                           25,792       24,873
                                                                                   ----------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                         $ 316,262    $ 320,683
                                                                                   ======================

(A) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                        Three Months Ended   Six Months Ended
                                                             June 30             June 30
                                                        2003       2002      2003       2002
                                                       ---------------------------------------
                                                       (In thousands, except per share amounts)
Interest income:
     Loans, including fees                             $ 3,977   $ 4,190    $ 7,750   $ 8,234
     Securities:
         Taxable                                           247       338        524       776
         Tax-exempt                                        207       238        434       490
     Other                                                   -         1          -         1
                                                       --------------------------------------
                 Total interest income                   4,431     4,767      8,708     9,501
Interest expense:
     Deposits                                              922     1,131      1,933     2,351
     Other                                                 411       460        843       893
                                                       --------------------------------------
                 Total interest expense                  1,333     1,591      2,776     3,244
                                                       --------------------------------------
                                 NET INTEREST INCOME     3,098     3,176      5,932     6,257
Provision for loan losses                                  350       375        575       650
                                                       --------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES               2,748     2,801      5,357     5,607
Non-interest income:
     Service charges on deposit accounts                   513       347      1,047       610
     Trust fees                                            134       143        273       291
     Net securities gains                                    -         -          -         4
     Net gains on loan sales                               789       143      1,357       395
     Earnings on life insurance assets                      52        59        112       110
     Loss on viatical settlement contracts                   -      (283)         -      (283)
     Other                                                  98       145        391       241
                                                       --------------------------------------
                                                         1,586       554      3,180     1,368
                                                       --------------------------------------
Non-interest expense:
     Salaries and employee benefits                      1,939     1,484      3,583     2,959
     Occupancy, net                                        178       170        364       356
     Equipment                                             233       305        451       661
     Professional and outside services                     208       145        603       340
     Advertising and marketing                              56        38         97        72
     Other                                                 588       685      1,201     1,355
                                                       --------------------------------------
                                                         3,202     2,827      6,299     5,743
                                                       --------------------------------------
INCOME BEFORE INCOME TAXES                               1,132       528      2,238     1,232
Federal income taxes                                       291       186        581       327
                                                       --------------------------------------
NET INCOME                                                 841       342      1,657       905
Other comprehensive income, net of tax:                     90       288         33       190
                                                       --------------------------------------
COMPREHENSIVE INCOME                                   $   931   $   630    $ 1,690   $ 1,095
                                                       ======================================

Basic and Diluted Earnings Per Common Share            $  0.46   $  0.18    $  0.90   $  0.48
                                                       ======================================
Dividends Declared Per Common Share                    $  0.16   $  0.16    $  0.32   $  0.32
                                                       ======================================

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                                  Six Months Ended
                                                                       June 30
                                                                  2003         2002
                                                                 ---------------------
                                                                   (In thousands)
OPERATING ACTIVITIES

     Net income                                                  $  1,657    $    905
     Adjustments to reconcile net income to net
           cash from operating activities:
                Provision for loan losses                             575         650
                Depreciation                                          351         449
                Earnings on life insurance assets                    (112)       (110)
                Loss on viatical settlement contracts                   -         283
                Amortization of goodwill                                -          31
                Amortization of other intangible assets                20          51
                Net securities gains                                    -          (4)
                Loans originated for sale                         (59,606)    (19,008)
                Proceeds on loans sold                             60,515      21,092
                Net gains on loan sales                            (1,357)       (395)
                Net realized loss on disposal of fixed assets           -          23
                Reduction of obligation under ESOP                     67          85
                Net change in:
                    Accrued interest receivable                       143        (151)
                    Other assets                                     (238)        562
                    Accrued expenses and other liabilities            233        (637)
                                                                 ---------------------
                      Net cash from operating activities            2,248       3,826


INVESTING ACTIVITIES

     Proceeds from sales of securities                                  -         254
     Proceeds from maturities of securities                         8,479      16,927
     Purchases of securities                                      (12,085)     (4,500)
     Loan originations and payments, net                            2,449     (21,103)
     Purchase of life insurance                                       (92)
     Proceeds from sale of premises and equipment                       -          58
     Additions to premises and equipment                             (108)       (118)
                                                                 ---------------------
                      Net cash from investing activities           (1,357)     (8,482)


FINANCING ACTIVITIES

     Net change in deposits                                        (1,001)     (8,240)
     Net change in federal funds purchased                         (5,000)      4,000
     Proceeds from other borrowings                                   530         820
     Repayments of other borrowings                                  (103)          -
     Repurchase of common stock                                      (247)       (856)
     Cash dividends paid                                             (590)       (606)
                                                                 ---------------------
                      Net cash from financing activities           (6,411)     (4,882)
                                                                 ---------------------
Net change in cash and cash equivalents                            (5,520)     (9,538)
Cash and cash equivalents at beginning of period                   19,287      23,432
                                                                 ---------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD      $ 13,767    $ 13,894
                                                                 ====================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SOUTHERN MICHIGAN BANCORP, INC.

June 30, 2003


NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements and footnotes thereto included in Southern Michigan Bancorp, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 2002.

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

The basic and diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2003 and 2002 were:

                             For the 3 months ended                      For the 6 months ended
                             6/30/03        6/30/02                     6/30/03          6/30/02
                           --------------------------                  --------------------------
         Basic             1,840,578        1,851,225                  1,839,722        1,876,404
         Diluted           1,841,048        1,851,432                  1,840,271        1,876,765

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B -- STOCK COMPENSATION

The following table illustrates the effect on net income and earnings per common share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.

                                                                                For the six months ended
                                                                              June 30, 2003   June 30, 2002
                                                                              -----------------------------
Net income as reported                                                         $1,657                 $905
Deduct: stock based compensation expense
  determined under fair value based method                                         (4)                  (6)
                                                                              -----------------------------
Pro forma net income                                                           $1,653                 $899

Basic earnings per share as reported                                              .90                  .48
Pro forma basic earnings per share                                                .90                  .48

Diluted earnings per share as reported                                            .90                  .48
Pro forma diluted earnings per share                                              .90                  .48

                                                                                For the three months ended
                                                                              June 30, 2003   June 30, 2002
                                                                              -----------------------------
Net income as reported                                                           $841                 $342
Deduct: stock based compensation expense
  determined under fair value based method                                         (2)                  (3)
                                                                              -----------------------------
Pro forma net income                                                             $839                 $339

Basic earnings per share as reported                                              .46                  .18
Pro forma basic earnings per share                                                .46                  .18

Diluted earnings per share as reported                                            .46                  .18
Pro forma diluted earnings per share                                              .46                  .18


NOTE C -- NEWLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) recently issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally become effective in the quarter beginning July 1, 2003.

Management determined that, upon adopting the new standards, they would not materially affect the Company's operating results or financial condition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

During the first six months of 2003, cash and cash equivalents decreased 28.6% or $5,520,000. Partially offsetting the decrease was an increase in securities available for sale by 7.5% or $3,656,000 during this same time period.

Gross loans have decreased slightly, 1.2%, or $2,886,000 as management has continued to focus on improving credit quality and internal control policies and procedures during the quarter rather than growth.

The allowance for loan losses is based on regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is based on two principles of accounting, Statement of Financial Accountings Standards
(SFAS) No. 5 "Accounting for Contingencies", and SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans, and an unallocated allowance.

The historical loss component of the allowance is based on the three and five year historical loss experience for each loan category. The component may be adjusted for significant factors that, in management's opinion, will affect the collectibility of the portfolio. These factors include current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit, and lending policies, procedures and personnel. The resulting loss estimate could differ from the losses actually incurred in the future.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. These allowances are calculated in accordance with SFAS No. 114.

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of June 30, 2003. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions beyond the Company's control.

The allowance for loan losses was $3,650,000 or 1.58% of gross loans at June 30, 2003. As of December 31, 2002, the allowance for loan losses was $3,512,000 or 1.50% of gross loans. Non-performing loans (defined as loans over 90 days past due or non accrual loans) increased from $3,969,000 at December 31, 2002 to $4,304,000 at June 30, 2003. In consideration of increases in the levels of non-performing loans, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by Southern Michigan Bank & Trust's (the "Bank") methodology to assess the adequacy of the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses at June 30, 2003 and December 31, 2002:

                              June 30, 2003         December 31, 2002
                              -------------         -----------------
                                      Percent of               Percent of
                                       Loans in                 Loans in
                                         Each                     Each
                                       Category                 Category
                                       Of Total                 Of Total
                         Allowance       Loans    Allowance      Loans
                         ----------------------------------------------
Commercial                $2,799          65.2%    $2,775          65.1%
Real Estate Mortgage         119          29.3%       149          28.3%
Installment                  136           5.5%       164           6.6%
Unallocated                  596           -          424           -
                          ------         -----     ------         -----
                          $3,650         100.0%    $3,512         100.0%

The Company is giving consideration to the new AICPA exposure draft "Allowance for Credit Losses" and is using that guidance in determining the allocations presented in the above table for both June 30, 2003 and December 31, 2002.

Total deposits decreased by $1,001,000 or .4% during the first six months of 2003. The Bank provides services to several commercial clients who have large fluctuating balances. On the last day of the quarter these customers had lower than average balances. Total average deposits were up $1,063,000 over total deposits at year end.

During the first six months of 2003, the Company repurchased and retired approximately $247,000 worth of stock.



CAPITAL RESOURCES

The Federal Reserve Board (FRB) has adopted risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off-balance-sheet credit risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets of 8.0%. In addition, a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0% of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interest in equity accounts of consolidated subsidiaries less intangible assets.

As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets less intangible assets of 3% for the most highly rated bank holding companies. All other bank holding companies are required to maintain additional Tier 1 capital yielding a leverage ratio of 4% to 5%, depending on the particular circumstances and risk profile of the institution.

The following table summarizes the Company's capital ratios as of June 30, 2003 and December 31, 2002:

                                                 June 30, 2003           December 31, 2002
                                                 -------------           -----------------
         Tier 1 risk-based capital ratio              10.8%                     10.3%
         Total risk-based capital ratio               12.0%                     11.5%
         Leverage ratio                                8.1%                      7.8%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

At June 30, 2003 the Bank had a tier 1 capital to average asset ratio of 7.9%. On February 17, 2003, the Bank entered into an agreement with its banking regulators that requires the Bank to maintain this ratio at a level at or above 7%. In addition, under this agreement, the Bank will establish and monitor certain lending and operational policies and procedures.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by 5.2% or $325,000 for the six month period ended June 30, 2003 compared to the same period in 2002. This decrease can be partially attributed to the large number of commercial loans that are tied to the prime rate. During the first six months of 2002, the prime rate was fifty basis points higher than during the first six months of 2003, resulting in lower interest income in 2003. In addition, bonds that were purchased to replace maturing securities had lower yields than the matured bonds. Offsetting these decreases in interest income was a 14.4%, or $468,000, decrease in interest expense. The Bank reduced rates paid on deposit accounts throughout 2002 and 2003 as rates decreased. In addition, as higher priced longer term certificates of deposit matured, they were rolled over into lower interest rate certificates.

Net interest income for the three months ended June 30, 2003 was down 2.5% or $78,000 compared to the same period in 2002. During the second quarter of 2003 a non accrual loan was paid off resulting in $90,000 of interest income being recorded. This net interest income partially offset the decrease in net interest income between the three months ended June 30, 2003 and June 30, 2002.

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

The provision for loan losses for the first six months of 2003 replenished the allowance for loan losses for net charge-offs incurred during the quarter. As discussed earlier, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by the Bank's methodology to assess the adequacy of the allowance for loan losses.

Non-interest Income

Non-interest income increased $1,812,000, or 132.5%, for the six month period ending June 30, 2003 compared to the same period in 2002.

The largest increase came from net gain on loan sales. Net gain on sale of loans increased $962,000 or 243.5%. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. The Bank originated for sale $59,606,000 in loans during the first six months of 2003 compared to $19,008,000 during the same period of 2002.

A $437,000 increase was realized in service charges on deposit accounts for this period. This was primarily due to fee income generated from an overdraft product the bank introduced at the end of May 2002 where the Bank began paying overdraft checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced. Additionally, the increase can be attributed to increased service fees that began in January 2003.

Non-interest income for the three months ended June 30, 2003 compared to the same period in 2002 was 199.2% or $1,056,000 higher. For the three month period ending June 30, 2003, net gain on loan sales increased 451.7% or $646,000 over the same period of 2002. Low interest rates continued to make these loans attractive to customers.

Other non-interest income was $98,000 for the second quarter of 2003 compared to $293,000 for the first quarter of 2003 due to an insurance settlement received in the first quarter totaling $199,000.

Non-interest Expense

Non-interest expenses increased by $556,000 during the six month period ended June 30, 2003 compared to the same period in 2002.

During the six months ended June 30, 2003, salaries and employee benefits expense increased $624,000 compared to the same period in 2002. Commissions paid to mortgage originators for the first six months of 2003 have exceeded the commissions for the same time period in 2002 by over 123.3%. In addition, the cost of employee benefits increased in 2003 as health insurance costs have increased.

Professional and outside services expense also has increased during 2003. During the fourth quarter of 2002, the Bank hired an outside consulting firm to review selected areas of the Bank looking for potential cost savings, revenue enhancements and efficiency measures. The Bank has implemented a number of recommendations made by the consulting firm and expects to continue to see benefits to both efficiency and net income. The consulting firm completed the final work during the first quarter of 2003. Also in the fourth quarter of 2002 the Bank hired a workout loan consulting firm to manage the loans that are past due.

Equipment costs are lower for both the three and six month period ending June 30, 2003 compared to the same periods in 2002. In 2002 the Bank had higher equipment service contract and lease costs. The service contracts and leases were renegotiated during the fourth quarter of 2002 as a result of recommendations made by the outside consulting firm.

Contingent and Contractual Obligations

At June 30, 2003, the Bank had no commitments under commercial letters of credit, used to facilitate customers' trade transactions.

The Bank had commitments under performance letter of credit agreements of $70,000 at June 30, 2003.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At June 30, 2003, commitments under outstanding standby letters of credit were $138,000.

Loan commitments outstanding to extend credit totaled $36,996,000 at June 30, 2003.

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

The Company measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds and mutual funds on which rates change daily and loans that are tied to the prime rate or a comparable index differ considerably from long-term investment securities and fixed-rate loans. Similarly, certificates of deposit and money market investment accounts are much more interest sensitive than passbook savings accounts. The shorter term interest rate sensitivities are key to measuring the interest sensitivity gap, or excess interest-earning assets over interest-bearing liabilities. In addition to reviewing the interest sensitivity gap, the Company also analyzes projected changes in market interest rates and the resulting effect on net interest income.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first six months of 2003.

ITEM 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act") as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act.



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

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There were no material developments in these proceedings during the quarter ended June 30, 2003.

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 21, 2003 at The Dearth Community Center. The following items were approved by the shareholders at the Annual Meeting:

     a. Election of Gregory Hull, Freeman Riddle and Thomas Kolassa as directors.

                                              Gregory           Freeman           Thomas
                                               Hull             Riddle           Kolassa
         Number of votes for                  1,361,246         1,358,386        1,354,671
         Number of votes against                 17,583            20,443           24,159
         Number of votes abstained                    0                 0                0
         Number of broker non votes             470,601           470,601          470,600

         Marcia S. Albright, James P. Briskey, John H. Castle, H. Kenneth Cole, William E. Galliers, Nolan E. Hooker and Kurt G. Miller continued their terms as directors.

     b. Ratification of the selection of Crowe Chizek and Company LLC as Independent Auditors for 2003.

         Number of votes for                           1,358,096
         Number of votes against                          20,605
         Number of votes abstained                           126
         Number of broker non votes                      470,603



ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

         (a)      Exhibits.







Exhibit No.                       Description of Exhibit

       Exhibit 31.1 Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 31.2 Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.1 Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

       Exhibit 32.2 Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

         (b) On April 21, 2003, the Company filed a Form 8-K, which contained a copy of the Company's financial results and related press release for the first quarter ending March 31, 2003.



                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Southern Michigan Bancorp, Inc.
                                         ---------------------------------------
                                                   (Registrant)


Date:  August 14, 2003                   /s/ John H. Castle
       ---------------                   ---------------------------------------
                                         John H. Castle, Chief Executive Officer


Date:  August 14, 2003                   /s/ Danice L. Chartrand
       ---------------                   ---------------------------------------
                                         Danice L. Chartrand, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

                                INDEX TO EXHIBITS

Exhibit No.       Description of Exhibit

31.1              Certification of the Company's Chief Executive Officer, John
                  H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2              Certification of the Company's Chief Financial Officer, Danice
                  L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1              Certification of the Company's Chief Executive Officer, John
                  H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2              Certification of the Company's Chief Financial Officer, Danice
                  L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.