Form 10-Q
period 2003-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2003-11-14
CIK 703699

--------------------------------------------------------------------------------
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                -----------------

                                    FORM 10-Q

           [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2003

           [ ]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                        FOR THE TRANSITION PERIOD FROM TO

                         COMMISSION FILE NUMBER 2-78178

                                -----------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES [ ] NO [X]

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of October 31, 2003 was 1,849,328 (including shares held by the ESOP).

--------------------------------------------------------------------------------

PART 1 - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS

SOUTHERN MICHIGAN BANCORP, INC.


                                                                                    September 30           December 31
                                                                                        2003                  2002
                                                                                -----------------------------------------
                                                                                   (Unaudited)               (A)
                                                                                         (In thousands, except share
                                                                                             and per share data)
ASSETS
     Cash and due from banks                                                                $ 12,543            $ 19,287
     Securities available for sale                                                            50,115              48,811
     Loans held for sale, net of valuation of $-0- (2002 - $-0-)                               1,302               1,083
     Loans, net of allowance for loan losses of $3,652 (2002 - $3,512)                       232,724             230,654
     Premises and equipment, net                                                               6,853               7,137
     Accrued interest receivable                                                               1,990               2,118
     Net cash surrender value of life insurance                                                6,981               6,472
     Goodwill                                                                                    620                 620
     Other intangible assets                                                                     120                 150
     Other assets                                                                              5,195               4,351
                                                                                -----------------------------------------
                                 TOTAL ASSETS                                              $ 318,443           $ 320,683
                                                                                =========================================

LIABILITIES AND SHAREHOLDERS' EQUITY
     Deposits:
          Non-interest bearing                                                              $ 42,774            $ 42,558
          Interest bearing                                                                   219,755             219,791
                                                                                -----------------------------------------
                                                                                             262,529             262,349
     Accrued expenses and other liabilities                                                    4,722               4,197
     Federal funds purchased                                                                     725               5,000
     Other borrowings                                                                         22,771              22,646
                                                                                -----------------------------------------
                                                                                             290,747             294,192
    Common stock subject to repurchase obligation in Employee Stock Ownership
      Plan, shares outstanding - 86,224 in 2003
      (104,841 in 2002)                                                                        1,604               1,618

Shareholders' equity:
          Preferred stock, 100,000 shares authorized; none issued or outstanding
          Common stock, $2.50 par value:
                 Authorized -- 4,000,000 shares
                 Issued -- 1,849,328 shares (2002 - 1,864,046)
                 Outstanding -- 1,763,104 shares (2002 - 1,759,205)                            4,408               4,398
          Additional paid-in capital                                                           8,475               8,752
          Retained earnings                                                                   12,940              11,366
          Accumulated other comprehensive income, net of tax                                     603                 793
          Unearned Employee Stock Ownership Plan shares                                         (334)               (436)
                                                                                -----------------------------------------
                                 TOTAL SHAREHOLDERS' EQUITY                                   26,092              24,873
                                                                                -----------------------------------------

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY                                                 $ 318,443           $ 320,683
                                                                                =========================================

(A) The balance sheet at December 31, 2002 has been derived from the audited consolidated financial statements at that date.

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                                       Three Months Ended                     Nine Months Ended
                                                                          September  30                          September  30
                                                                    2003                2002                 2003           2002
                                                             -----------------------------------------------------------------------
                                                                             (In thousands, except per share amounts)
Interest income:
     Loans, including fees                                           $ 3,734             $ 4,074             $ 11,484      $ 12,308
     Securities:
         Taxable                                                         221                 297                  745         1,073
         Tax-exempt                                                      204                 228                  638           718
     Other                                                                 -                   -                    -             1
                                                             -----------------------------------------------------------------------
                 Total interest income                                 4,159               4,599               12,867        14,100
Interest expense:
     Deposits                                                            835               1,079                2,768         3,430
     Other                                                               420                 471                1,263         1,364
                                                             -----------------------------------------------------------------------
                 Total interest expense                                1,255               1,550                4,031         4,794
                                                             -----------------------------------------------------------------------
                                 NET INTEREST INCOME                   2,904               3,049                8,836         9,306
Provision for loan losses                                                250               1,400                  825         2,050
                                                             -----------------------------------------------------------------------
                 NET INTEREST INCOME AFTER
                 PROVISION FOR LOAN LOSSES                             2,654               1,649                8,011         7,256
Non-interest income:
     Service charges on deposit accounts                                 515                 412                1,562         1,022
     Trust fees                                                          135                 135                  408           426
     Net securities gains                                                  -                   -                    -             4
     Net gains on loan sales                                             492                 415                1,849           810
     Earnings on life insurance assets                                    49                  66                  161           176
     Loss on viatical settlement contracts                                 -                   -                    -          (283)
     Other                                                                93                  71                  484           313
                                                             -----------------------------------------------------------------------
                                                                       1,284               1,099                4,464         2,468
                                                             -----------------------------------------------------------------------

Non-interest expense:
     Salaries and employee benefits                                    1,569               1,527                5,152         4,486
     Occupancy, net                                                      178                 200                  542           557
     Equipment                                                           201                 291                  652           952
     Professional and outside services                                   249                 142                  852           482
     Advertising and marketing                                            51                  57                  148           129
     Other                                                               636                 760                1,837         2,115
                                                             -----------------------------------------------------------------------
                                                                       2,884               2,977                9,183         8,721
                                                             -----------------------------------------------------------------------
INCOME (LOSS) BEFORE INCOME TAXES                                      1,054                (229)               3,292         1,003
Federal income tax expense (benefit)                                     250                (111)                 831           216
                                                             -----------------------------------------------------------------------
NET INCOME (LOSS)                                                        804                (118)               2,461           787
Other comprehensive income (loss), net of tax:                          (223)                264                 (190)          454
                                                             -----------------------------------------------------------------------
COMPREHENSIVE INCOME (LOSS)                                            $ 581               $ 146              $ 2,271       $ 1,241
                                                             =======================================================================

Basic and Diluted Earnings (Loss) Per Common Share                    $ 0.44             $ (0.06)              $ 1.34        $ 0.42
                                                             =======================================================================
Dividends Declared Per Common Share                                   $ 0.16              $ 0.16               $ 0.48        $ 0.48
                                                             =======================================================================

See notes to unaudited condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS  (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.

                                                                                               Nine Months Ended
                                                                                                  September 30
                                                                                            2003                2002
                                                                                -----------------------------------------
                                                                                                  (In thousands)
OPERATING ACTIVITIES

     Net income                                                                              $ 2,461               $ 787
     Adjustments to reconcile net income to net
           cash from operating activities:
                 Provision for loan losses                                                       825               2,050
                 Depreciation                                                                    510                 671
                 Earnings on life insurance assets                                              (161)               (176)
                 Loss on viatical settlement contracts                                             -                 283
                 Amortization of goodwill                                                          -                  47
                 Amortization of other intangible assets                                          30                  76
                 Net securities gains                                                              -                  (4)
                 Loans originated for sale                                                   (86,654)            (33,996)
                 Proceeds on loans sold                                                       88,284              35,490
                 Net gains on loan sales                                                      (1,849)               (810)
                 Net realized loss on disposal of fixed assets                                     -                  23
                 Reduction of obligation under ESOP                                               67                  64
                 Net change in:
                   Accrued interest receivable                                                   128                 104
                   Other assets                                                                 (696)               (207)
                   Accrued expenses and other liabilities                                        525                (682)
                                                                                -----------------------------------------
                      Net cash from operating activities                                       3,470               3,720


INVESTING ACTIVITIES

     Proceeds from sales of securities                                                             -                 254
     Proceeds from maturities of securities                                                   13,954              22,330
     Purchases of securities                                                                 (15,545)            (10,051)
     Loan originations and payments, net                                                      (2,895)            (23,127)
     Purchase of life insurance                                                                 (398)               (320)
     Proceeds from sale of premises and equipment                                                  -                  58
     Additions to premises and equipment                                                        (226)               (160)
                                                                                -----------------------------------------
                   Net cash from investing activities                                         (5,110)            (11,016)


FINANCING ACTIVITIES

     Net change in deposits                                                                      180                (313)
     Net change in federal funds purchased                                                    (4,275)              2,750
     Proceeds from other borrowings                                                              530                 870
     Repayments of other borrowings                                                             (405)               (152)
     Repurchase of common stock                                                                 (247)               (903)
     Cash dividends paid                                                                        (887)               (905)
                                                                                -----------------------------------------
                   Net cash from financing activities                                         (5,104)              1,347
                                                                                -----------------------------------------
Net change in cash and cash equivalents                                                       (6,744)             (5,949)
Cash and cash equivalents at beginning of period                                              19,287              23,432
                                                                                -----------------------------------------

                 CASH AND CASH EQUIVALENTS AT END OF PERIOD                                 $ 12,543            $ 17,483
                                                                                =========================================

See notes to unaudited condensed consolidated financial statements.

NOTES TO UNAUDITED CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
SOUTHERN MICHIGAN BANCORP, INC.

September 30, 2003


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

The basic and diluted weighted average common shares outstanding for the three and nine month periods ended September 30, 2003 and 2002 were:


                        For the 3 months ended             For the 9 months ended
                        9/30/03        9/30/02              9/30/03     9/30/02
                      ----------------------------          -------------------
        Basic           1,840,577     1,853,440             1,840,007   1,870,737
        Diluted         1,840,995     1,853,549             1,840,680   1,871,140

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


                                                         For the nine months ended
                                                   September 30, 2003   September 30, 2002
                                                   ---------------------------------------
Net income as reported                                          $2,461             $787
Deduct: stock based compensation expense
  determined under fair value based method                          (6)              (8)
                                                                    ---              ---
Pro forma net income                                            $2,455             $779

Basic earnings per share as reported                              1.34              .42
Pro forma basic earnings per share                                1.33              .42

Diluted earnings per share as reported                            1.34              .42
Pro forma diluted earnings per share                              1.33              .42


                                                         For the three months ended
                                                   September 30, 2003   September 30, 2002
                                                   ---------------------------------------
Net income/(loss) as reported                                     $804            $(118)
Deduct: stock based compensation expense
  determined under fair value based method                          (2)              (3)
                                                                    ---              ---
Pro forma net income/(loss)                                       $802            $(121)

Basic earnings/(loss) per share as reported                        .44             (.06)
Pro forma basic earnings/(loss) per share                          .44             (.07)

Diluted earnings/(loss) per share as reported                      .44             (.06)
Pro forma diluted earnings/(loss) per share                        .44             (.07)



NOTE C -- NEWLY ISSUED ACCOUNTING STANDARDS

The Financial Accounting Standards Board (FASB) issued two new accounting standards, Statement 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, and Statement 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities, both of which generally became effective in the quarter beginning July 1, 2003.

Management determined that, upon adopting the new standards, they did not materially affect the Company's operating results or financial condition.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FINANCIAL CONDITION

During the first nine months of 2003, cash and cash equivalents decreased 35.0% or $6,744,000. A portion of this decrease funded security purchases resulting in an increase in securities available for sale of 2.7% or $1,304,000 during this same time period.

Gross loans have increased slightly during the first nine months of the year, ..8%, or $1,757,000. Management has continued to focus on improving credit quality and internal control policies and procedures rather than growth.

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

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of September 30, 2003. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions beyond the Company's control.

The allowance for loan losses was $3,652,000 or 1.55% of gross loans at September 30, 2003. As of December 31, 2002, the allowance for loan losses was $3,512,000 or 1.50% of gross loans. Non-performing loans (defined as loans over 90 days past due or non accrual loans) increased from $3,969,000 at December 31, 2002 to $4,068,000 at September 30, 2003. In consideration of increases in the levels of non-performing loans, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by Southern Michigan Bank & Trust's (the "Bank") methodology to assess the adequacy of the allowance for loan losses.

The following table sets forth the allocation of the allowance for loan losses at September 30, 2003 and December 31, 2002:


                                       September 30, 2003           December 31, 2002
                                    ------------------------     -----------------------
                                                  Percent of                  Percent of
                                                   Loans in                    Loans in
                                                    Each                         Each
                                                  Category                     Category
                                                  Of Total                     Of Total
                                    Allowance      Loans         Allowance      Loans
                                    ----------------------------------------------------
        Commercial                    $2,882        63.7%         $2,775          65.1%
        Real Estate Mortgage             126        30.6%            149          28.3%
        Installment                      151         5.7%            164           6.6%
        Unallocated                      493          -              424             -
                                    --------       -------       --------       -------
                                      $3,652       100.0%         $3,512         100.0%


The Company is giving consideration to the new AICPA exposure draft "Allowance for Credit Losses" and is using that guidance in determining the allocations presented in the above table for both September 30, 2003 and December 31, 2002.

During the first nine months of 2003, the Company repurchased and retired approximately $247,000 worth of stock.



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

The following table summarizes the Company's capital ratios as of September 30, 2003 and December 31, 2002:


                                            September 30, 2003   December 31, 2002
                                            ------------------  ------------------
        Tier 1 risk-based capital ratio           10.9%               10.3%
        Total risk-based capital ratio            12.1%               11.5%
        Leverage ratio                             8.4%                7.8%

The above table indicates that the Company's capital ratios are above the regulatory minimum requirements.

At September 30, 2003 the Bank had a tier 1 capital to average asset ratio of 8.2%. On February 17, 2003, the Bank entered into an agreement with its banking regulators that requires the Bank to maintain this ratio at a level at or above 7%. In addition, under this agreement, the Bank will establish and monitor certain lending and operational policies and procedures.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income decreased by 4.8% and 5.1% or $145,000 and $470,000, respectively, for the three and nine month periods ended September 30, 2003 compared to the same periods in 2002. These decreases can be partially attributed to the large number of commercial loans that are tied to the prime rate. During the first nine months of 2002, the prime rate was fifty basis points higher than during the first nine months of 2003, resulting in lower interest income in 2003. In addition, bonds that were purchased to replace maturing securities had lower yields than the matured bonds. Offsetting these decreases in interest income was a 15.9%, or $763,000, decrease in interest expense for the nine months ended September 30, 2003. The Bank reduced rates paid on deposit accounts throughout 2002 and 2003 as rates decreased. In addition, as higher priced longer term certificates of deposit matured, they were rolled over into lower interest rate certificates.

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

The provision for loan losses for the three months ending September 30, 2003 replenished the allowance for loan losses for net charge-offs incurred. As discussed earlier, management is keeping the allowance for loan losses at the high end of the range of estimated loss determined by the Bank's methodology to assess the adequacy of the allowance for loan losses.

The provision for loan losses was 59.8% lower for the nine month period ending September 30, 2003 compared to the same period in 2002. Net charge offs declined 41.0% or $476,000 comparing the same periods. In 2002 the allowance was increased to the high end of the range of estimated loss determined by the Bank's methodology to assess the adequacy of the allowance for loan losses. To account for increased charge offs and the movement to the high end of the range of the allowance for loan losses, additional provision for loan losses was recorded in 2002.

Non-interest Income

Non-interest income increased $1,997,000, or 80.9%, for the nine month period ending September 30, 2003 compared to the same period in 2002.

The largest increase came from net gains on loan sales. Net gains on sale of loans increased $1,039,000 or 128.3%. In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. The Bank originated for sale $86,654,000 in loans during the first nine months of 2003 compared to $33,996,000 during the same period of 2002.

A $540,000 increase was realized in service charges on deposit accounts for this period. This was primarily due to fee income generated from an overdraft product the bank introduced at the end of May 2002 where the Bank began paying overdraft checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced. Additionally, the increase can be attributed to increased service fees that began in January 2003.

Non-interest income for the three months ended September 30, 2003 compared to the same period in 2002 was 16.8% or $185,000 higher. For the three month period ending September 30, 2003, service charges on deposit accounts increased $103,000 or 25.0% over the same period in 2002. Net gain on loan sales also increased 18.6% or $77,000 over the same period. During the third quarter of 2003 interest rates increased reducing the demand for refinancing home mortgage loans.


Non-interest Expense

Non-interest expenses increased by $463,000 during the nine month period ended September 30, 2003 compared to the same period in 2002.

During the three and nine months ended September 30, 2003, salaries and employee benefits expense increased $42,000 and $666,000 as compared to the same periods in 2002. The increase in expense during the third quarter of 2003 was less than the increase during the first two quarters partially due to the reversal of a portion of the 2003 incentive compensation accrual in the third quarter of 2003, due to revised estimates of the expected incentive compensation to be paid for 2003. Commissions paid to mortgage originators for the first nine months of 2003 have exceeded the commissions for the same time period in 2002 by over 118.3% or $379,000. In addition, the cost of employee benefits increased in 2003 as health insurance costs have increased.

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

 Equipment costs are lower for both the three and nine month period ending September 30, 2003 compared to the same periods in 2002. In 2002 the Bank had higher equipment service contract and lease costs. The service contracts and leases were renegotiated during the fourth quarter of 2002 as a result of recommendations made by the outside consulting firm.

Contingent and Contractual Obligations

At September 30, 2003, the Bank had no commitments under commercial letters of credit, used to facilitate customers' trade transactions.

The Bank had commitments under performance letter of credit agreements of $70,000 at September 30, 2003.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At September 30, 2003, commitments under outstanding standby letters of credit were $168,000.

Loan commitments outstanding to extend credit totaled $33,855,000 at September 30, 2003.

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

The Company measures the impact of changes in interest rates on net interest income through a comprehensive analysis of the Bank's interest rate sensitive assets and liabilities. Interest rate sensitivity varies with different types of interest-earning assets and interest-bearing liabilities. Overnight federal funds and mutual funds on which rates change daily and loans that are tied to the prime rate or a comparable index differ considerably from long-term investment securities and fixed-rate loans. Similarly, certificates of deposit and money market investment accounts are much more interest sensitive than passbook savings accounts. The Company analyzes projected changes in market interest rates and the resulting effect on net interest income.

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

There have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first nine months of 2003.

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

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2002. There were no material developments in these proceedings during the quarter ended September 30, 2003.

ITEM 2.  Changes in Securities and Use of Proceeds.

None.

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

      (a)    Exhibits.


Exhibit No.                                Description of Exhibit
-----------                                ----------------------
      Exhibit 31.1           Certification of the Company's Chief Executive
                             Officer, John H. Castle, pursuant to Section 302 of
                             the Sarbanes-Oxley Act of 2002.

      Exhibit 31.2           Certification of the Company's Chief Financial
                             Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.1           Certification of the Company's Chief Executive
                             Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

      Exhibit 32.2           Certification of the Company's Chief Financial
                             Officer, Danice L. Chartrand, pursuant to Section 906
                             of the Sarbanes-Oxley Act of 2002.


        (b)    None.

                                   SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                         Southern Michigan Bancorp, Inc.
                                         -------------------------------------------
                                                (Registrant)


Date:   November 13, 2003                /s/ John H. Castle
        -----------------                -------------------------------------------
                                         John H. Castle, Chief Executive Officer


Date:  November 13, 2003                 /s/ Danice L. Chartrand
       -----------------                 -------------------------------------------
                                         Danice L. Chartrand, Chief Financial
                                         Officer (Principal Financial and
                                         Accounting Officer)

                                INDEX TO EXHIBITS


Exhibit No.       Description of Exhibit
-----------       ----------------------
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