Form 10-K
period 2003-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2004-03-30
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

☒  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 For the fiscal year ended December 31, 2003

☐  TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
EXCHANGE ACT OF 1934 for the Transition Period from to

Commission File Number 2-78178

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street, Coldwater, Michigan 49036
(Address of Principal Executive Offices) (Zip Code)
(517) 279-5500
(Registrant's Telephone Number, Including Area Code)

          Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name on Each Exchange on Which Registered
None	None

          Securities Registered Pursuant to Section 12(g) of the Exchange Act:

Common Stock, $2.50 par value
(Title of Class)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES ☒    NO ☐

Indicate by check mark if disclosure of delinquent filers in response to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). YES ☐    NO ☒

The aggregate market value of the registrant's common stock, par value $2.50 per share (based on the last sale of the day) held by non-affiliates of the registrant as of June 30, 2003 was approximately $26,590,000. For purposes of this computation, all executive officers, directors and 5% shareholders of the registrant have been assumed to be affiliates. Certain of such persons may disclaim that they are affiliates of the registrant. This determination of affiliate status is not necessarily a conclusive determination for other purposes.

The number of shares outstanding of the registrant's common stock as of February 27, 2004 was 1,849,328 shares.

DOCUMENTS INCORPORATED BY REFERENCE
Identity of Document	Parts of Form 10-K Into Which Document is Incorporated
Definitive Proxy Statement regarding the 2004 Annual Meeting of Shareholders of the Company.	Part III

PART I

INTRODUCTORY NOTE

          This Annual Report on Form 10-K may be deemed to contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended and Section 21E of the Securities Exchange Act of 1934, as amended. The forward-looking statements included are based on current expectations that involve a number of risks and uncertainties. Regarding the Company's operating results, business prospects or any other aspect of the Company, please be advised that the Company's actual financial condition, operating results and business performance may differ materially from that projected or estimated by the Company in forward-looking statements. The differences may be caused by a variety of factors, including but not limited to, adverse economic conditions, intense competition, including intensification of price competition and entry of new competitors and products, adverse federal, state and local government regulation, inadequate capital, unexpected costs and operating deficits, increases in general and administrative costs, lower sales and revenue than forecast, loss of customers, inability to raise prices, failure to obtain new customers, litigation and administrative proceedings involving the Company, the possible acquisition of new businesses that result in operating losses or that do not perform as anticipated, resulting in unanticipated losses, the possible fluctuation and volatility of the Company's operating results, financial condition and stock price, losses incurred in litigation and settling cases, dilution in the Company's ownership of its business, adverse publicity and news coverage, inability to carry out marketing and sales plans, loss or retirement of key executives, changes in interest rates, inflationary factors, and other specific risks that may be alluded to in this Annual Report or in other reports issued by the Company. In addition, the business and operations of the Company are subject to substantial risks, which increase the uncertainty inherent in the forward-looking statements. In light of the significant uncertainties inherent in the forward-looking information included herein, the inclusion of such information should not be regarded as a representation by the Company or any other person that the objectives or plans of the Company will be achieved.

ITEM 1.          BUSINESS

Overview

          The registrant, Southern Michigan Bancorp, Inc. (the "Company"), is a registered bank holding company incorporated under the laws of the State of Michigan, headquartered in Coldwater, Michigan. The Company was formed in 1982 for the purpose of acquiring all of the outstanding shares of Southern Michigan National Bank, which it did in November, 1982. In December, 1992, Southern Michigan National Bank converted its charter to that of a Michigan state banking corporation and changed its name to, Southern Michigan Bank & Trust (the "Bank"), with its main office located at 51 West Pearl Street, Coldwater, Michigan 49036. The Bank operates 10 branch offices in the primarily rural areas of Branch, Hillsdale, and Calhoun counties in southwestern Michigan. In addition to the operations of the Bank described below, the Company owns and leases certain real estate to the Bank and third parties (see Item 2. Properties below); and SMB&T Financial Services, Inc., a subsidiary of the Bank, has been established to provide insurance and investment services, which services currently consist of the sale of certain insurance products to the Bank and limited sales of insurance products to the public. None of such activities are significant to the operations of the Company. In August, 2000, SMB Mortgage Company was established as a subsidiary of the Bank. At that time all residential mortgage loans held by the Bank and all residential mortgage loan applications in the pipeline were transferred to SMB Mortgage Company. All of the residential mortgage activities previously conducted by the Bank were undertaken by SMB Mortgage Company.

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

Supervision and Regulation

General

          Bank holding companies and banks are highly regulated by both state and federal agencies. As a bank holding company, the Company is subject to supervision and regulation by the Federal Reserve Board (the "FRB") pursuant to the Bank Holding Company Act of 1956, as amended (the "BHCA"). The BHCA restricts the product range of a bank holding company by circumscribing the types of businesses it may own or acquire. The BHCA limits a bank holding company to owning and managing banks or companies engaged in activities determined by the FRB to be closely related to banking as to be a proper incident thereto. The BHCA requires a bank holding company to obtain the prior approval of the FRB before acquiring a non-banking company, or substantially all of the assets of a bank or a bank holding company, or direct or indirect ownership or control of more than five percent of the voting shares of a bank or a bank holding company.

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

          The payment of dividends by the Company and the Bank is also affected by various regulatory requirements and policies, such as the requirement to maintain adequate capital above regulatory guidelines. The "prompt corrective action" provisions of the Federal Deposit Insurance Corporation Improvement Act of 1991 ("FDICIA") impose further restrictions on the payment of dividends by insured banks which fail to meet specified capital levels and, in some cases, their parent bank holding companies. FDICIA generally prohibits a depository institution from making any capital distribution (including payment of a dividend) or paying any management fee to its holding company if the depository institution would thereafter be undercapitalized (see "Capital Requirements"). These regulations and restrictions may limit the Company's ability to obtain funds from the Bank for the Company's cash needs, including funds for acquisitions, payments of dividends and interest, and the payment of operating expenses. Based on the Bank's balance sheet as of December 31, 2003, the Bank could pay a dividend to the Company in the amount of $9,991,000 without prior regulatory approval.

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

USA Patriot Act

          Enacted in 2001, the Uniting and Strengthening America by Providing Appropriate Tools Required to Intercept and Obstruct Terrorism Act of 2001 (the "USA Patriot Act") requires each financial institution to implement additional policies and procedures with respect to money laundering, suspicious activities, currency transaction reporting, and currency crimes. The USA Patriot Act also contains a provision encouraging cooperation among financial institutions, regulatory authorities and law enforcement authorities with respect to individuals, entities and organizations engaged in, or reasonably suspected of engaging in, terrorist acts or money laundering activities.

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

FDICIA

          In December 1991, FDICIA was enacted, substantially revising the bank regulatory and funding provisions of the Federal Deposit Insurance Act and making revisions to several other federal banking statutes. Among other things, FDICIA requires the federal banking agencies to take "prompt corrective action" in respect of depository institutions that do not meet minimum capital requirements. FDICIA establishes five capital tiers: "well-capitalized," "adequately capitalized," "undercapitalized," "significantly under capitalized" and "critically undercapitalized." A depository institution's capital tier will depend upon where its capital levels are in relation to various relevant capital measures, which will include a risk-based capital measure and a leverage ratio capital measure, and certain other factors. As of December 31, 2003, the Bank's capital ratios exceed the requirements to be considered a well-capitalized institution under FDIC regulation.

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

Capital Requirements

          The FRB has imposed risk-based capital guidelines applicable to the Company. These guidelines require that bank holding companies maintain capital commensurate with both on and off balance sheet credit and other risks of their operations. Under the guidelines, a bank holding company must have a minimum ratio of total capital to risk-weighted assets ("Total Capital") of 8 percent. In addition to risk-based capital requirements, the FRB has also imposed leverage capital ratio requirements. The leverage ratio requirements establish a minimum required ratio of Tier I Capital to total assets less goodwill of 3 percent for bank holding companies having the highest regulatory rating. All other bank holding companies are required to maintain a minimum Tier I capital yielding a leverage ratio of 4 percent. The Bank is also subject to risk-weighted capital standards and leverage measures which are similar, but in some cases not identical, to the requirements applicable to bank holding companies. A presentation showing current regulatory capital levels of the Company and the Bank appears in Note Q to the Consolidated Financial Statements. At December 31, 2003, the Bank was classified as "well capitalized" under all applicable capital requirements.

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

Employees

          As of December 31, 2003, 141 persons were employed by the Bank; 127 were full time employees and 14 were part time employees.

Selected Statistical Information

          The following tables describe certain aspects of the Company's business in statistical form.

I.	Distribution of Assets, Liabilities and Shareholders' Equity; Interest Rates and Interest Differential

          The following are the average balance sheets for the years ending December 31: (Dollars in Thousands)
	2 0 0 3			2 0 0 2
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans (A) (B) (C)	$236,322	$15,265	6.5%	$228,715	$16,456	7.2%
Taxable investment securities (D)	28,880	999	3.5	29,169	1,365	4.7
Tax-exempt investment securities (A)	22,149	1,263	5.7	23,269	1,439	6.2
Federal funds sold	0			19	2	10.5
Total interest earning assets	287,351	17,527	6.1	281,172	19,262	6.8

Non-interest earning assets:
Cash and due from banks	14,907			15,932
Other assets	20,861			20,997
Less allowance for loan loss	(3,615)			(2,394)

Total assets	$319,504			$315,707

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$101,558	952.9%		$102,387	$1,386	1.4%
Savings deposits	46,314	638	1.4	46,079	916	2.0
Time deposits	73,215	1,899	2.6	68,377	2,230	3.3
Federal funds purchased	3,040	39	1.3	2,931	59	2.0
Other borrowings	23,838	1,688	7.1	25,071	1,856	7.4
Total interest bearing liabilities	247,965	5,216	2.1	244,845	6,447	2.6

Non-interest bearing liabilities:
Demand deposits	39,829			40,022
Other	4,189			3,723
Common stock subject to repurchase obligation	1,816			1,571
Shareholders' equity	25,705			25,544
Total liabilities and shareholders' equity	$319,504			$315,707
Net interest earnings		$12,311			$12,815
Interest rate spread			4.0%			4.2%
Net yield on interest earning assets			4.3%			4.6%

2 0 0 1
Average Balance	Interest	Yield/ Rate

$208,298	$18,490	8.9%
36,203	2,360	6.5
18,698	1,306	7.0
767	36	4.7
263,965	22,192	8.4

22,327
20,784
(1,854)

$305,223

$89,282	$2,323	2.6%
43,054	1,297	3.0
80,387	4,275	5.3
28	2	7.1
23,367	1,749	7.5
236,118	9,646	4.1

38,676
2,715
1,501
26,214
$305,223
	$12,546
		4.3%
		4.8%

(A)

Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $428,000 and $18,000, respectively for 2003; $489,000 and $19,000, respectively for 2002; and $444,000 and $24,000, respectively for 2001.

(B)	Average balance includes average nonaccrual loan balances of $4,303,000 in 2003; $2,730,000 in 2002; and $1,543,000 in 2001.
(C)	Interest income includes loan fees of $750,000, in 2003; $933,000 in 2002; and $815,000 in 2001.
(D)

Average balance includes average unrealized gain (loss) of $1,056,000 in 2003; $883,000 in 2002; and $907,000 in 2001 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

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

          Interest on non-taxable securities has been adjusted to a fully tax equivalent basis using a statutory tax rate of 34% in 2003, 2002 and 2001.
	2003 Compared to 2002 Increase (Decrease) Due To			2002 Compared to 2001 Increase (Decrease) Due To

Interest income on:	Volume	Rate	Net	Volume	Rate	Net

Loans	$534	$(1,725)	$(1,191)	$1,695	$(3,729)	$(2,034)
Taxable investment securities	(13)	(353)	(366)	(406)	(589)	(995)
Tax-exempt investment securities	(67)	(109)	(176)	294	(161)	133
Federal funds sold	(2)		(2)	(54)	20	(34)

Total interest earning assets	$452	$(2,187)	$(1,735)	$1,529	$(4,459)	$(2,930)

Interest expense on:

Demand deposits	$(11)	$(423)	$(434)	$303	(1,240)	$(937)
Savings deposits	5	(283)	(278)	86	(467)	(381)
Time deposits	149	(481)	(332)	(570)	(1,475)	(2,045)
Federal funds purchased	2	(22)	(20)	59	(2)	57
Other borrowings	(89)	(78)	(167)	126	(19)	107

Total interest bearing liabilities	$56	$(1,287)	$(1,231)	$4	$(3,203)	$(3,199)

Net interest income	$396	$(900)	$(504)	$1,525	$(1,256)	$269

II.	Investment Portfolio

(Dollars in Thousands)

          The following table sets forth the fair value and amortized cost of securities at December 31:
	2 0 0 3		2 0 0 2		2 0 0 1
	Fair Value	Amortized Cost	Fair Value	Amortized Cost	Fair Value	Amortized Cost
U.S. Treasury and other U.S. Government agencies and corporations	$23,985	$23,722	$16,103	$15,702	$21,476	$21,156
States and political subdivisions	27,292	26,783	27,505	26,788	30,322	30,098
Corporate securities	1,444	1,415	3,288	3,218	4,445	4,410
Mortgage backed securities	124	118	532	519	1,495	1,473
Equity securities	1,347	1,347	1,383	1,383	3,793	3,789
Total investment securities	$54,192	$53,385	$48,811	$47,610	$61,531	$60,926

          The following table sets forth the market value of debt securities by maturity (or anticipated call date, if earlier) and weighted average yield for each range of maturities at December 31, 2003:
	-----------------------------------------------Maturing--------------------------------------------------
	Within One Year		1 to 5 Years		5 to 10 Years		After 10 Years
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
U.S. Treasury and other U.S. Government agencies and corporations	$17,697	3.8%	$6,288	2.6%	$-	-%	$-	-%
States and political subdivisions (1)	10,309	4.5	14,719	4.0	1,217	5.4	1,047	5.4
Corporate securities	1,444	4.8	-	-	-	-	-	-
Mortgage backed securities	-	-	-	-	124	5.6	-	-
Total (1)	$29,450	4.1%	$21,007	3.6%	$1,341	5.4%	$1,047	5.4%

(1)	Yields are not presented on a tax-equivalent basis.

          The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          Except as indicated and for U.S. Treasury and other U.S. Government agencies, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2003 and 2002, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $10,295,000 and $10,358,000, respectively.

III.	Loan Portfolio

(Dollars in Thousands)

Types of Loans

          The following table sets forth the classification of loans by major category at December 31:
	2003	2002	2001	2000	1999
Commercial, financial, and agricultural	$143,192	$152,500	$130,903	$112,748	$96,758
Real estate mortgage	75,063	66,118	57,651	69,222	62,432
Installment	14,815	15,548	22,118	31,411	33,190

Total loans	$233,070	$234,166	$210,672	$213,381	$192,380

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following table sets forth the maturities of the loan portfolio at December 31, 2003. Also provided are the amounts due after one year classified according to interest rate sensitivity.
	Within 1 Year (A)	1 to 5 Years	After 5 Years	Total
Commercial, financial, and agricultural	$48,598	$85,590	$9,004	$143,192
Real estate mortgages	11,926	16,091	47,046	75,063
Installment	3,012	8,272	3,531	14,815

Total	$63,536	$109,953	$59,581	$233,070
Loans maturing after one year with:
Fixed interest rates		$46,654	$5,399
Variable interest rates		63,299	54,182

Total		$109,953	$59,581

(A)	Amounts include demand loans, loans having no stated schedule of repayments, or no stated maturity and overdrafts.

Non-Performing Loans

          Non-performing loans include nonaccrual and accruing loans past due 90 days or more. The following table sets forth the aggregate amount of non-performing loans in each of the following categories:

December 31
Non-accrual loans:	2003	2002	2001	2000	1999
Commercial, financial and agricultural	$3,325	$3,600	$1,853	$1,759	$306
Real estate mortgage	261	198	84	-	23
Installment	-	-	-	-	-
Total	3,586	3,798	1,937	1,759	329

Loans contractually past due 90 days or more and still accruing interest:
Commercial, financial, and agricultural	-	-	510	123	432
Real estate mortgage	-	162	223	277	134
Installment	2	9	36	55	34
	2	171	769	455	600
Total	$3,588	$3,969	$2,706	$2,214	$929

Percent of total loans outstanding	1.54%	1.69%	1.28%	1.04%	.48%

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

          Interest of $39,000 was realized on nonaccrual loans during 2003. Under original terms for these loans, interest income which would have been recorded approximates $291,000 in 2003. There are no loan commitments outstanding to extend credits to these customers.

Potential Problem Loans

          At December 31, 2003, the Company had approximately $10,477,000 in commercial, financial, agricultural loans for which payments are presently current, but the borrowers are experiencing certain financial and/or operational difficulties. These loans are subject to frequent management review and their special mention classification is reviewed on a monthly basis. At December 31, 2003, the Company also had loans of $7,138,000 that were considered impaired but are not included in the non-performing table above. All loans classified for regulatory purposes as loss, doubtful, substandard, or special mention have been included in the above disclosures.

IV.	Summary of Loan Loss Experience

(Dollars in Thousands)

          The following table sets forth changes in the allowance for loan losses:
	Year Ended December 31
	2003	2002	2001	2000	1999
Balance at beginning of year	$3,512	$2,065	$2,096	$2,132	$2,026

Charge offs:
Commercial, financial and agricultural	(1,235)	(1,302)	(1,225)	(512)	(505)
Installment	(138)	(354)	(520)	(406)	(492)
Real estate	(87)	(48)	(20)	(24)	(53)
	(1,460)	(1,704)	(1,765)	(942)	(1,050)

Recoveries:
Commercial, financial and agricultural	148	262	307	96	171
Installment	145	215	176	109	132
Real estate	7	3	1	1	1
	300	480	484	206	304
Net charge offs	(1,160)	(1,224)	(1,281)	(736)	(746)

Provision for loan losses	900	2,671	1,250	700	852

Balance at end of year	$3,252	$3,512	$2,065	$2,096	$2,132

Average loans outstanding	$236,322	$228,715	$208,298	$208,160	$178,906

Ratio of net charge offs to average loans outstanding	..49%	..54%	..61%	..35%	..42%

V.	Summary of Loan Loss Experience (Continued)

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

          The following table sets forth the allocation of the allowance for loan losses at December 31:
	2 0 0 3		2 0 0 2		2 0 0 1
	Allowance	Percent of Loans in Each Category Of Total Loans	Allowance	Percent of Loans in Each Category Of Total Loans	Allowance	Percent of Loans in Each Category Of Total Loans
Commercial, financial and agricultural	$3,001	61.4%	$2,775	65.1%	$1,296	62.1%
Real estate mortgage	111	32.2	149	28.3	30	27.4
Installment	140	6.4	164	6.6	231	10.5
Unallocated	-	-	424	-	508	-
	$3,252	100.0%	$3,512	100.0%	$2,065	100.0%

2 0 0 0		1 9 9 9
Allowance	Percent of Loans in Each Category Of Total Loans	Allowance	Percent of Loans in Each Category Of Total Loans
$1,236	52.9%	$924	50.3%
35	32.4	127	32.5
325	14.7	601	17.2
500	-	480	-
$2,096	100.0%	$2,132	100.0%

          The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors considered by management in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, historical loan loss experience, loan volume, portfolio mix, concentrations of credit and lending policies, procedures, and personnel.

          The decrease in the 2003 allowance and provision for loan losses occurred as allocations for specific loans decreased, therefore, less provision was recorded. The increase in the 2002 allowance and provision for loan losses resulted from higher charge-offs and higher non-performing and impaired loans. The increase in the 2001 provision for loan losses occurred to provide for increased charge-offs and increased impaired loans and higher delinquency rates. The 2000 provision was set at a level considered necessary to cover expected loan losses. The 1999 provisions increased to provide for loan growth and increased charge-offs, primarily as a result of increased customer bankruptcies.

VI.	Deposits

(Dollars in Thousands)

          The following table sets forth the average amount of deposits and rates paid for deposits for the years ended December 31:
	2 0 0 3		2 0 0 2		2 0 0 1
	Amount	Rate	Amount	Rate	Amount	Rate
Non interest bearing demand deposits	$39,829		$40,022		$38,676
Interest bearing demand deposits	101,558	..9%	102,387	1.4%	89,282	2.6%
Savings deposits	46,314	1.4	46,079	2.0	43,054	3.0
Time deposits	73,215	2.6	68,377	3.3	80,387	5.3

	$260,916		$256,865		$251,399

          The following table sets forth as of December 31, 2003, the aggregate amount of outstanding time deposits of $100,000 or more by maturity (in thousands of dollars):
Three months or less	$8,926
Over three months through six months	4,666
Over six months through twelve months	6,266
Over twelve months	11,821
$31,679

VII.	Return on Equity and Assets

          The following table sets forth consolidated operating and capital ratios for the years ended December 31:
	2 0 0 3	2 0 0 2	2 0 0 1
Return on average assets	1.02%	.33%	.90%
Return on average equity (1)	12.69	4.04	10.47
Dividend payout ratio (2)	36.25	115.68	43.00
Average equity to average assets (1)	8.05	8.09	8.59

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average accumulated other comprehensive income.
(2)	Dividends declared divided by net income.

ITEM 2.	PROPERTIES

          The Bank's main office is located at 51 West Pearl Street, Coldwater, Michigan and is owned by the Bank. This facility, which opened in 1955 and expanded in 1976, consists of a one story structure comprising 27,945 square feet. Parking is available for approximately 125 cars and 6 teller windows are available to serve the Bank's customers. The Bank owns nine branch offices, two of which are in Coldwater, two in Union City, Michigan, one in Tekonsha, Michigan, one in Hillsdale, Michigan, one in Camden, Michigan, one in Athens, Michigan, and one in North Adams, Michigan. In addition, the Company owns a 15,000 square foot building in Battle Creek, Michigan and a 14,000 square foot building in Coldwater, Michigan. 6,000 square feet of the Battle Creek building is leased to the Bank for use by its Battle Creek branch, 3,500 square feet is leased to a local college, 2,300 square feet is leased as office space to local businesses and the remaining space is presently unoccupied. 7,446 square feet of the Coldwater building is leased to the Bank for use as a Consumer Loan center, 3,420 square feet is leased to a local title office, 394 square feet is leased to community nonprofit organizations and the remaining space is presently unoccupied. The Bank's branch offices range in size from 465 square feet to 6,000 square feet, with eight of the branch offices having drive-in facilities and six of the branches having automated teller machines.

          All of the Company's and the Bank's facilities are maintained in good condition and are believed to be adequately insured. Management of Company believes the present facilities are adequate to meet both current and future needs.
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

          The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB). The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 526 shareholders of record at February 27, 2004.

          The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:
	2003			2002
	Bid Price		Cash	Bid Price		Cash
	High Bid	Low Bid	Dividends Declared	High Bid	Low Bid	Dividends Declared
Quarter Ended
March 31	$18.00	$15.29	$.16	$16.25	$15.80	$.16
June 30	18.50	16.90	.16	16.39	16.00	.16
September 30	18.99	17.50	.16	16.20	15.70	.16
December 31	21.80	18.75	.16	15.89	15.20	.16

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note N to the consolidated financial statements disclosed in Item 15(a)(1) below.

Equity Compensation Plan Information

          The Following table summarizes certain information about equity compensation plans of the Company as of December 31, 2003:

Plan Category	Number of Securities to be Issued Upon Exercise of Outstanding Options, Warrants and Rights	Weighted-Average Exercise Price of Outstanding Options, Warrants and Rights	Number of Securities Remaining Available for Issuance Under Equity Compensation Plans (Excluding Securities Reflected in Column (a))
	(a)	(b)	(c)
Equity Compensation Plans Approved by Security Holders	15,592	$16.15	94,408
Equity Compensation Plans Not Approved by Security Holders	0	0	0
Total	15,592	$16.15	94,408

ITEM 6.	SELECTED FINANCIAL DATA

          The following is an unaudited summary of certain financial information of the Company (dollars in thousands except for per share data).
	Year Ended December 31
	2003	2002	2001	2000	1999
Total interest income	$17,081	$18,754	$21,724	$23,245	$20,051
Net interest income	11,865	12,307	12,079	12,548	11,616
Provision for loan losses	900	2,671	1,250	700	852
Net income	3,263	1,033	2,744	3,375	3,300
Per share data (1):
Basic and diluted earnings per share	1.77	.55	1.43	1.75	1.64
Cash dividends	.64	.64	.61	.70	.68
Balance sheet data:
Gross loans	233,070	234,166	210,672	213,381	192,380
Deposits	254,701	262,349	261,083	245,430	233,303
Other borrowings	27,621	22,646	24,588	25,588	15,588
Common stock subject to repurchase	1,816	1,618	1,523	1,478	3,990
Equity	26,358	24,873	25,547	24,211	19,990
Total assets	321,587	320,683	317,096	303,639	275,825
Return on average assets	1.02%	.33%	.90%	1.16%	1.23%
Return on average equity (2)	12.69	4.04	10.47	15.13	16.37
Dividend payout ratio (3)	36.25	115.68	43.00	40.30	41.61
Average equity to average assets (2)	8.05	8.09	8.59	7.69	7.52

(1)	All per share amounts have been adjusted for a 10% stock dividend declared in 1999.
(2)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(3)	Dividends declared divided by net income.

ITEM 7.	MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Introduction

          The following discussion provides information about the Company's financial condition which supplements the Consolidated Financial Statements. The analysis should be read in conjunction with such financial statements.

          In 2003 net income increased over 215% from 2002. While net interest income was down slightly, stabilization of non-performing assets led to a lower provision for loan losses. Non-interest income increased in excess of 44% as the Company saw increased income from the sale of mortgage loans and service fees on deposit accounts. Non-interest expenses decreased by almost 1% from 2002 to 2003.
	Percent Change from Prior Year			Percent Change from Prior Year
	2003	2002		2003	2002
Net interest income	-3.59%	1.89%	Assets	0.28%	1.13%
Provision for loan losses	-66.30%	113.68%	Gross loans	-0.47%	11.15%
Non-interest income	44.77%	-2.08%	Allowance for loan loss	-7.40%	70.07%
Non-interest expense	-0.95%	10.70%	Deposits	-2.92%	0.50%
Net income	215.88%	-62.35%	Other borrowings	21.97%	-8.06%
			Shareholders' equity	5.97%	-2.64%

Forward-Looking Statements

          Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate," "believe," "can be," "estimate," "expect," "intend," "is likely," "may be," "probable," "project," variations of such terms, and similar expressions are intended to identify such forward-looking statements. In addition, the information under the heading "Interest Rate Sensitivity" is forward-looking and management's determination of the provision and allowance for loan losses involve judgment's which are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the banks ability to manage non-earning assets; changes in banking laws and regulations; changes in tax laws; changes in prices, levies, and assessments; the impact of technological advances; governmental and regulatory policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and changes in the local, national or world economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Allowance for Loan Losses: The allowance for loan losses provides coverage for probable incurred losses inherent in the Company's loan portfolio. Accounting for loan classifications, accrual status and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies also issued by the Federal Financial Institutions Examination Council. Using this guidance, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Many of the factors listed are inherently subjective, and requires the use of significant management estimates.

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

Accrued Pension Costs: The Bank has a defined benefit pension plan that covers substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as may be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. An actuary is engaged to estimate what the obligation of the Bank is as of year end. Assumptions used include the long-term expected rate of return on the plan assets, the discount rate on benefit obligation and the rate of increase for employee compensation. Changes in the assumptions used could have a significant effect on the computed benefit obligation and expense.

Financial Condition

          In 2003, the Company spent considerable time and resources improving internal control policies and procedures in the loan area. This focus was aimed at improving long term credit quality. To implement the improved procedures, the Bank hired additional staff for the credit area as well as in managed assets. The Bank began to see the benefits from these procedures during the last quarter of 2003 as several loans were moved off of nonaccrual status either by paying off or by improved collateral position and payment history. The Bank is anticipating significant improvement in its non-earning assets in 2004.

Loans: The Company uses its funds primarily to support its lending activities. There were no significant concentrations in any loan category as to borrower or industry. Substantially all loans are granted to customers located in the Bank's service area, which is primarily southern Michigan. Loans in 2003 decreased by .5% and increased by 11.2% in 2002. Commercial loans decreased $9,308,000 or 6.1% in 2003, real estate mortgage loans increased $8,945,000 or 13.5% while consumer loans decreased $733,000 or 4.7%. The decrease in commercial loans was due to the focus being on improving credit quality not on growth. The Bank was encouraged to see some of the decline in this portfolio as it had asked borrowers who did not meet specific credit quality criteria to seek other financing. The real estate mortgage loan portfolio continued to increase as the refinance boom continued through the summer. The real estate portfolio largely consists of variable rate residential mortgages within the local area with a low risk of loss. In 2003, the Bank concluded that the consumer loan market in our area was being under served. The Bank hired experienced staff to serve this market.

          The 2002 increase came in the commercial and real estate mortgage loan categories. In August of 2001, the Bank hired a commercial lender who was well known and respected in his market area. During 2002 loan growth in his market increased $11,611,000, or 83.3%. Real estate mortgage loans increased in 2002 as customers chose variable rate loan products to finance their homes. These variable rate loans were retained in the Bank's portfolio. Consumer installment loans continued to decline as the Bank had placed a very low emphasis on this type of loan product.

          Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $36,438,000 and $38,473,000 at December 31, 2003 and 2002, respectively. Most of these commitments are priced at a variable interest rate thus minimizing the Bank's risk in a changing interest rate environment.

Securities: Another significant component of cash flow is the securities portfolio. Total securities increased by 11.0% in 2003 and decreased by 20.7% in 2002. In 2003, the Bank increased investments in the portfolio as better investment returns were available than overnight funds. In 2002, the funds received from maturing securities were used to partially fund loan growth.

          The securities available for sale portfolio had net unrealized gains of $807,000 and $1,201,000 at December 31, 2003 and 2002, respectively. There are no concentrations of securities in the portfolio which would constitute an unusual risk except at year-end 2003 and 2002, securities issued by the State of Michigan and all of its political subdivisions totaled $10,295,000 and $10,358,000, respectively.

Deposits: Deposits have traditionally represented the Company's principal source of funds. Total deposits decreased 3.0% in 2003 and increased .5% in 2002. In 2003, the Bank reduced the rates it paid on many interest bearing accounts. Attracting and keeping traditional deposit relationships will continue to be a challenge to the Bank, particularly with the increased competition from non-deposit products. As an alternate funding source, the Bank added $-0- and $10,206,000 in brokered certificates of deposit in 2003 and 2002, respectively. The Bank has found that these brokered funds can be less expensive and more readily available than other long term deposits.

Other borrowings: As another alternate funding source, the Bank obtains bullet or putable advances from the Federal Home Loan Bank (FHLB). The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in the Bank's one-to-four family mortgage and SBA loans. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. During the fourth quarter of 2003, the Bank obtained a $5,000,000 bullet advance from the FHLB. This three year advance is priced at 2.97%.

Capital Resources

          The Company maintains a strong capital base to take advantage of business opportunities and absorb the risks inherent in the business.

          The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to the Company. These guidelines require that banks and bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank and a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10% of mortgage servicing rights assets.

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

          Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratios listed in Note Q to the financial statements. The ratios include the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP). As seen in Note Q, the Company exceeds the well capitalized requirements at December 31, 2003.

          In addition to these regulatory requirements, a certain level of capital growth must be achieved to maintain appropriate levels of equity to total assets. During 2003 the ratio of average equity to average assets remained unchanged. In 2002 it decreased .5%. The decrease in 2002 occurred as the Company repurchased and retired 56,605 shares of common stock. Future growth opportunities will focus on maintaining the existing customer base and growing within selected other markets identified as providing significant growth potential.

Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Bank maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity. Securities maturing within 1 year were $17,286,000 at December 31, 2003 representing 31.9% of the market value of the investment securities portfolio, a slight decrease from the 34.1% level of 2002. Loans maturing within 1 year were $63,536,000 at December 31, 2003 representing 27.3% of the gross loan portfolio, a decrease from the 33.4% level of 2002.

          The Bank maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, the Bank is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. During 2003 and 2002 federal funds were purchased with an average balance of $3,040,000 and $2,931,000 respectively. As disclosed in Note M, the Bank has available credit arrangements enabling it to purchase up to $22,000,000 in federal funds should the need arise.

Interest Rate Sensitivity

          Net interest income is the largest component of the Company's earnings. Net interest income is the difference between the yield on interest earning assets and the cost of interest bearing liabilities. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

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

          A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-2% up and down ramped changes to interest rates. Assumptions in the simulation are based on management's best estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. Based on the results of the simulation model as of December 31, 2003, the Bank would expect a maximum potential reduction in net interest income of less than 4% if market rates increased or decreased under a 200 basis point ramp over one year.

          The market value of equity analysis estimates the change in the market value of the Bank's equity using interest rate change scenarios from +2% to -2% in 1% increments. The following table illustrates the percent change in the Bank's equity based on changes in market interest rates:

Change in market value of equity
2% increase in market rates	9.93%
1% increase in market rates	5.27%

No change	0.00%

1% decrease in market rates	-5.47%
2% decrease in market rates	N/A **

          ** With the current federal funds rate at 1%, management did not feel a 2% rate cut was a reasonable simulation to run.

          The results of both simulations at December 31, 2003 are within the guidelines set and approved by the Company's Board of Directors.

          The following tables provide information about the Company's financial instruments that are sensitive to changes in interest rates as of December 31, 2003 and 2002. The Company had no derivative financial instruments, or trading portfolio, at either date. The expected maturity date values for loans receivable, mortgage-backed securities and investment securities were calculated without adjusting the instrument's contractual maturity date for expectations of prepayments. Expected maturity date values for interest-bearing core deposits were not based upon estimates of the period over which the deposits would be outstanding, but rather the opportunity for repricing. Similarly, with respect to its variable rate instruments, the Company believes that repricing dates, as opposed to expected maturity dates may be more relevant in analyzing the value of such instruments and are reported as such in the following table. Company borrowings are also reported based on conversion or repricing dates.

Principal Amount Maturing in:
	2004	2005	2006	2007	2008	There- after	Total	Fair Value 12/31/03
Rate sensitive assets:
Fixed interest rate loan	$16,533	$8,800	$11,970	$27,667	$732	$3,814	$69,516	$72,160
Average interest rate	6.50%	7.97%	7.69%	7.45%	7.81%	5.15%	7.21%
Variable interest rate loans	122,615	10,185	10,759	19,579	973		164,111	164,111
Average interest rate	5.35	5.92	5.76	5.79	5.43		5.47
Fixed interest rate securities	17,286	7,721	6,392	10,676	6,142	5,975	54,192	54,192
Average interest rate	4.01	3.76	4.09	2.82	3.78	4.49	3.77
Other interest bearing assets	481						481	481
Average interest rate	.82						.82

Rate sensitive liabilities:
Interest bearing checking and money market	99,954						99,954	99,954
Average interest rate	.61						.61
Savings	34,515						34,515	34,515
Average interest rate	.38						.38
Time deposits	52,224	17,600	5,660	4,155	36		79,635	80,534
Average interest rate	2.09	3.09	3.05	3.89	2.33		2.48
Federal funds purchased	7,000						7,000	7,000
Average interest rate	1.19			1.19			1.19
Fixed interest rate borrowings	88	90	5,094	97	102	451	5,922	5,922
Average interest rate	4.57	4.57	3.00	4.57	4.57	4.57	3.22
Variable interest rate borrowings	21,699						21,699	22,414
Average interest rate	6.35						6.35

Principal Amount Maturing in:
	2003	2004	2005	2006	2007	There- after	Total	Fair Value 12/31/02
Rate sensitive assets:
Fixed interest rate loans	$21,101	$8,522	$8,323	$12,787	$20,358	$1,194	$72,285	75,201
Average interest rate	7.95%	8.52%	8.45%	7.98%	7.75%	6.72%	7.90%
Variable interest rate loans	57,109	12,704	11,133	19,479	12,180	50,359	162,964	162,964
Average interest rate	5.40	5.62	5.69	5.63	5.73	6.25	5.84
Fixed interest rate securities	16,692	18,788	6,727	2,535	1,703	2,366	48,811	48,811
Average interest rate	4.59	4.29	4.30	4.33	4.52	5.46	4.46
Other interest bearing assets	507						507	507
Average interest rate	1.06						1.06

Rate sensitive liabilities:
Interest bearing checking and money market	101,046						101,046	101,046
Average interest rate	1.26						1.26
Savings	34,978						34,978	34,978
Average interest rate	1.77						1.77
Time deposits	51,741	14,099	13,803	2,214	1,910		83,767	85,419
Average interest rate	2.83	3.15	3.19	3.57	2.95		3.57
Federal funds purchased	5,000						5,000	5,000
Average interest rate	1.38						1.38
Fixed interest rate borrowings	78	88	90	94	97	553	1,000	1,000
Average interest rate	4.57	4.57	4.57	4.57	4.57	4.57	4.57
Variable interest rate borrowings	21,646						21,646	22,768
Average interest rate	6.31						6.31

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

          Management believes the most significant impact on financial results is the Company's ability to react to changes in interest rates as discussed above.

Results of Operations

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are the return on equity and the return on assets. The Company's return on equity was 12.69% in 2003, 4.04% in 2002 and 10.47% in 2001. The return on average assets was 1.02% in 2003, .33% in 2002 and .90% in 2001.

          Net interest income: Net interest income is an effective measurement of how well management has balanced the Company's interest rate sensitive assets and liabilities. Net interest income decreased by 3.6% in 2003, increased by 1.9% in 2002, and decreased by 3.7% in 2001. The 2003 decrease results almost entirely from rate variances. As variable rate loan products repriced at their repricing dates, interest income decreased. Offsetting this partially was a decrease in deposit rates. With deposit rates so low, and local competition for deposits so high, rates could not be lowered enough to offset the entire interest income decline. The Bank anticipates increased net interest income as rates begin to increase and non-earning assets decline. The 2002 increase is due to a combination of factors. Lowered rates continued to push interest income down, but higher loan balances partially offset this decrease. Offsetting the decrease in interest income was decreased interest expense on deposit accounts. Lower deposit interest was caused by the lowering of deposit rates and the run off of higher priced time deposits throughout the year. The 2001 decrease is largely due to the eleven decreases in the prime rate throughout the year.

          The uncertain economic environment and uncertainty of interest rate movement are expected to continue to impact the Company and the industry in 2004. The Company has positioned itself to benefit when interest rates increase. Without increases in interest rates during 2004 the Company will continue to be challenged by declining interest margins. The Company monitors deposit rates on a weekly basis and adjusts deposit rates as the market dictates. Loan rates are subject to change as the national prime rate changes and are also influenced by competitors' rates.

Provisions for loan losses: The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio.

          The provision for loan losses was $900,000 in 2003, $2,671,000 in 2002 and $1,250,000 in 2001. The 2003 provision decreased as loan balances remained fairly constant, non-performing assets decreased slightly and specific loan allocations decreased as impaired loans made payments, paid-off, were charged-off or additional collateral was obtained. The provision increased in 2002 primarily to account for loan growth, charge-offs, increased levels of non-performing and impaired loans and to provide for increases in allowance allocations for specific loan credits. The increase in the 2001 provision occurred to provide for increased charge-offs, which included one loan totaling $673,000 during the first quarter. Also contributing to the increase were higher levels of impaired loans and delinquency rates.

          The provision is adjusted quarterly, if necessary, to reflect actual charge-off experience and any known losses. For further information, see "Allowance for Loan Losses" below.

Non-interest income: Non-interest income excluding security gains and losses, increased 44.8% in 2003, 13.0% in 2002 and 16.3% in 2001. In 2003, the largest increases came from service charges on deposit account and net gains on loan sales. Increases totaling $660,000 and $655,000, respectively, were realized. In May of 2002, the Bank introduced a new overdraft product. The Bank began paying checks for qualifying customers, up to a specified dollar limit, rather than return the checks. A significant increase in overdraft volume has occurred since this product was introduced. The Bank also implemented fee changes as of January 1, 2003 that accounted for a significant increase in service charge income. Service charge income is expected to level off as these changes have been in place for an entire year during 2003.

          In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. Gains recognized on the sale of real estate mortgage loans to the secondary market increased in 2003 to $2,097,000 from $1,442,000 in 2002. The secondary market loan activity increased in 2003 as mortgage rates reached 45 year lows. Large numbers of customers refinanced their homes to take advantage of the low rates. As rates began to increase during the third quarter of 2003, the volume of loans refinancing declined sharply. The Bank does not expect this level of gains in 2004 and has prepared budgets and projections anticipating a large decline in this area.

          Other non-interest income increased as the Bank received a $199,000 insurance settlement payment relating to a previously settled lawsuit.

          In 2002, service charges on deposit accounts increased $374,000 from 2001. This increase was due to the overdraft product described above. Also in 2002, gains recognized on the sale of real estate mortgage loans to the secondary market increased $281,000 or 24.2% from 2001. This increase was due to continued low mortgage rates making refinancing and new home purchases very attractive. Offsetting the increases was the $283,000 second quarter 2002 loss on viatical insurance contracts.

          In 2001, gains recognized on the sale of real estate mortgage loans to the secondary market increased $628,000 or 117.8% from 2000. In addition, security gains increased $532,000 during 2001.

          Security gains of $-0-, $4,000 and $529,000 were recognized in 2003, 2002 and 2001, respectively.

Non-interest expenses: Non-interest expense decreased by 1.0% in 2003, increased by 10.7% in 2002 and increased by 9.0% in 2001. In 2003 salaries and employee benefits increased 7.3%. $310,000 of the increase related to commissions paid to the mortgage loan originators. During the fourth quarter of 2002, the Bank hired an outside consulting firm to review selected areas of the Bank looking for potential cost savings, revenue enhancements and efficiency measures. Occupancy, equipment and other non-interest expenses were down as management implemented the cost saving recommendations made by the consulting firm. Professional and outside services remained high during 2003, but are expected to decline in 2004.

          In 2002, the largest increase came in the salaries and employee benefit category. Over $260,000 more in commissions was paid to mortgage loan originators based on loan volumes generated for the year. In addition, health insurance increased $194,000 or 49.8% as insurance premiums increased and the Bank had more participants in the plan during 2002. The other large increase in non-interest expense came in the professional and outside services which increased $374,000. As mentioned above, during the fourth quarter of 2002, the Bank hired an outside consulting firm to review selected areas of the Bank looking for potential cost savings, revenue enhancements and efficiency measures.

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

Income tax expense: Income tax expense was $1,060,000 in 2003, $118,000 in 2002 and $875,000 in 2001. Tax-exempt income continues to have a major impact on the Company's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $269,000 in 2003, $305,000 in 2002 and $267,000 in 2001.

Non-performing Assets

          Non-performing assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate which includes foreclosures and deeds in lieu of foreclosure.

          A loan generally is classified as nonaccrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest is reversed. Non-performing loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

          The following table sets forth the aggregate amount of non-performing assets in each of the following categories:

	December 31
	2003	2002	2001
Nonaccrual loans:	(Dollars in thousands)
Commercial, financial and agricultural	$3,325	$3,600	$1,853
Real estate mortgage	261	198	84
Installment	-	-	-
	3,586	3,798	1,937
Loans contractually past due 90 days or more:
Commercial, financial and agricultural	-	-	510
Real estate mortgage	-	162	223
Installment	2	9	36
	2	171	769

Total non-performing loans	3,588	3,969	2,706
Other real estate owned	1,040	1,016	1,406

Total non-performing assets	$4,628	$4,985	$4,112
Non-performing loans to year-end loans	1.54%	1.69%	1.28%
Non-performing assets to total assets	1.44%	1.55%	1.30%

          During 2002, the Bank hired a consulting firm to work with the Bank loan officers to reduce non-performing loans. In May of 2003 the Bank hired a managed assets manager to work with the consulting firm. Significant amounts of time have been spent working on these loans. $2,611,000 of loans classified as non-performing at December 31, 2002 have been removed from non-earning status. These loans were either paid off, brought current or charged-off. At December 31, 2003, 85% of the nonaccrual commercial, financial and agricultural loans made payments during 2003. Of the loans making payments, 69% made payments during the fourth quarter of 2003. Management is expecting reductions in non-performing assets during 2004.

          Non-performing loans increased in 2002 with the increase coming in nonaccrual commercial, financial and agricultural loans. A number of loans were added to nonaccrual status in 2002 as the economy softened and borrowers experienced financial difficulty.

          Non-performing loans increased in 2001 with the largest increase coming in commercial, financial and agricultural loans contractually past due 90 days or more. In 2001, nonaccrual loans were made up of several commercial and agricultural loans where the borrower experienced severe financial difficulties and therefore became delinquent.

          Non-performing loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At December 31, 2003, 2002 and 2001, the Company had loans of $10,463,000, $9,473,000 and $4,507,000, which were considered impaired. Of these amounts, $7,138,000, $3,008,000 and $2,097,000 are not past due as of December 31, 2003, 2002 and 2001.

          In management's evaluation of the loan portfolio risks, any significant future increases in non-performing loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This may result in a higher number of loans being classified as non-performing.

Provision for Loan Losses

          In 2003, $900,000 was recorded as provision for loan losses compared to $2,671,000 in 2002 and $1,250,000 in 2001. The provision is charged to income to bring the allowance for loan losses to a level deemed appropriate by management based on the factors discussed under "Allowance for Loan Losses" below.

Allowance for Loan Losses

          The allowance for loan losses is based on regular, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is based on two principles of accounting, Statement of Financial Accountings Standards (SFAS) No. 5 "Accounting for Contingencies," and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and a number of other factors recommended in regulatory guidance.

          The historical loss component of the allowance is based on considering the three and five year historical loss experience for each loan category. The component may be adjusted for significant factors that, in management's opinion, will affect the collectibility of the portfolio. The resulting loss estimate could differ from the losses actually incurred in the future.

          Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. These allowances are calculated in accordance with SFAS No. 114.

          The final components of the allowance are based on management's evaluation of conditions that are not directly measured in the historical loss component or specific allowances. The evaluation of the inherent incurred loss with respect to these conditions is subject to a higher degree of uncertainty. The conditions evaluated in connection with these components of the allowance include current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and personnel.

          The allowance is maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions beyond the Company's control.

          The allowance for loan losses was $3,252,000 or 1.40% of loans at December 31, 2003 compared to $3,512,000 or 1.50% of loans at December 31, 2002. The December 31, 2003 allowance consists of $1,921,000 in the historical loss experience component and specifically allocated reserves, leaving $1,331,000 from the other factors. This compares to $2,336,000 and $1,176,000 at December 31, 2002, respectively. The decrease in the historical and specific allocations is attributable to $499,000 lower specific allocations partially offset by an increase in the historical loss experience as a result of higher historical charge offs in the last few years. The increase in the other factors is the result of a number of trends, the largest being a higher average delinquency rate for 2003 compared to 2002.

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

          The following tables represent the Company's contractual obligations and commitments at December 31, 2003:

Contractual Obligations:	Payments Due By Period
	Less than 1 year	1 - 3 years	4 - 5 years	after 5 years	Total
FHLB advances	$10,088	$15,184	$199	$451	$25,922
Other borrowing	1,699	-	-	-	1,699
Federal funds purchased	7,000	-	-	-	7,000
Operating leases	136	119	12	-	267
Totals	$18,923	$15,303	$211	$451	$34,888

Commitments:	Payments Due By Period
	Less than 1 year	1 - 3 years	4 - 5 years	after 5 years	Total
Lines of credit	$30,136	$1,309	$607	$4,386	$36,438
Letters of credit	34	-	-	-	34
Standby letters of credit	288	-	-	-	288
Totals	$30,458	$1,309	$607	$4,386	$36,760

Regulatory Matters

          Representatives of the Federal Deposit Insurance Corporation (FDIC) completed an examination at the Company's subsidiary bank using financial information as of September 30, 2003. The purpose of the examination was to determine the safety and soundness of the bank.

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

New Accounting Pronouncements

          During 2003, the Company adopted FASB Statement 143, "Accounting for Asset Retirement Obligations," FASB Statement 145, regarding extinguishment of debt and accounting for leases, FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities," FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123," FASB Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities," FASB Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities," FASB Statement 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits," FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees," and FASB Interpretation 46, "Consolidation of Variable Interest Entities." Adoption of the new standards did not materially affect the Company's operating results or financial condition.

ITEM 7A.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

          The information required by this Item is set forth in the Section entitled "Interest Rate Sensitivity" included under Item 7 of this annual report on Form 10-K and is incorporated here by reference.
ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

          The consolidated financial statements of the Company which are included in Item "15(a)(1) Exhibits, Financial Statement Schedules and Reports on Form 8-K," and begin on page FS-1 are incorporated here by reference.
ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

          Not Applicable.
ITEM 9A.	CONTROLS AND PROCEDURES

          The Company's management, with the participation of the Company's Chairman and Chief Executive Officer and Chief Financial Officer, has evaluated the effectiveness of our disclosure controls and procedures (as defined in Exchange Act Rule 13a-15 and 15d-15) as of December 31, 2003. Based upon that evaluation, the Company's Chairman and Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective to reasonably ensure that material information relating to the Company (including its consolidated subsidiaries) required to be included in our periodic SEC filings is accumulated and communicated to management as appropriate to allow timely discussions regarding required disclosures.

          The Company's management, including the Company's Chairman and Chief Executive Officer and Chief Financial Officer, are responsible for establishing and maintaining adequate internal control over financial reporting. There have been no significant changes in the Company's internal controls or in other factors that have materially affected or are reasonably likely to materially affect internal controls over financial reporting during the Company's last fiscal quarter, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART III
ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

          The information regarding the directors and officers of the Company included in the Company's Proxy Statement relating to its 2004 Annual Meeting of Shareholders under the heading "Proposal (1) - Election of Directors" is incorporated here by reference. Information regarding beneficial ownership compliance included in the Company's Proxy Statement relating to its 2004 Annual Meeting of Shareholders under the heading "Disclosure of Delinquent Filers" is incorporated here by reference. The Company has adopted a Code of Ethics that applies to its principal executive officer, principal financial officer, principal accounting officer or controller and person performing similar functions.
ITEM 11.	EXECUTIVE COMPENSATION

          Information regarding executive compensation included in the Company's Proxy Statement relating to its 2004 Annual Meeting of Shareholders under the headings "Executive Compensation," Compensation of the Board of Directors," and "Compensation Committee Interlocks and Insider Participation," is incorporated here by reference.
ITEM 12.	SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

          Information regarding equity compensation plan information is included in this annual report on Form 10-K in "Item 5. Market For Registrant's Common Equity and Related Stockholder Matters," and information regarding security ownership of certain beneficial owners and management included in the Company's Proxy

Statement relating to its 2004 Annual Meeting of Shareholders under the headings "Principal Shareholders," and "Proposal (1) - Election of Directors," is incorporated here by reference.
ITEM 13.	CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

          Information regarding certain relationships and related transactions included in the Company's Proxy Statement relating to its 2004 Annual Meeting of Shareholders under the heading "Transactions with Directors and Officers" is incorporated here by reference.
ITEM 14.	PRINCIPAL ACCOUNTING FEES AND SERVICES

Audit Fees

          The aggregate fees billed by Crowe Chizek and Company LLC for professional services rendered for the audit of the Company's financial statements for the year ended December 31, 2003 and 2002 (including fees relating to annual report on Form 10-K and quarterly reports on Form 10-Q) were $56,000 and $54,500, respectively. These fees are considered to be reasonably related to the performance of a review of the Company's financial statements.

Audit-Related Fees

          The aggregate fees billed by Crowe Chizek and Company LLC for audit related professional services rendered in 2003 were $1,440. These fees were related to review of S-8 Registration Statement.

          The aggregate fees billed by Crowe Chizek and Company LLC for audit related professional services rendered in 2002 were $4,875. These fees were related to consulting services related to allowance for loan losses methodology, accounting treatment for viatical insurance investments, accounting for trust conflict of interest judgment and assistance with disclosure in quarterly press releases.

Tax Fees

          The aggregate fees billed by Crowe Chizek and Company LLC for tax compliance services in 2003 and 2002 were $3,950 and $11,250.

          The aggregate fees billed by Crowe Chizek and Company LLC for professional services rendered related to tax consulting services were $1,195 in 2003 and $618 in 2002.

All Other Fees

          The aggregate fees billed for services rendered by Crowe Chizek and Company LLC, other than services included above under the captions for the year ended December 31, 2003, were as follows:
•	Services related to web site maintenance and support: $10,000.
•	Review of a press release for the first quarter of 2003: $1,985.
•	Consulting regarding salary based pay systems: $227.
•	Consulting regarding various accounting matters: $695.
•	Audit of Bank's Schedule of Eligible Collateral: $2,200.
•	Completion of remainder of 2002 extended audit services: $4,000.

The aggregate fees billed for services rendered by Crowe Chizek and Company LLC, other than services included above under the captions for the year ended December 31, 2002, were as follows:
•	Outsourced internal audit services: $46,337.
•	Sarbanes-Oxley Act consulting: $14,767.
•	Services related to web-site maintenance and support: $5,000.
•	Services related to marketing and support services: $5,000.

          The Audit Committee of the Company believes the services provided by Crowe Chizek and Company LLC in exchange for the fees set forth above and under the captions set forth above are compatible with maintaining Crowe Chizek and Company LLC's independence. All of the hours expended on Crowe Chizek and Company

LLC's engagement to audit the Company's financial statements for the year ended December 31, 2003 were performed by full-time permanent employees of Crowe Chizek and Company LLC.

          The Audit Committee has the authority and responsibility to pre-approve all audit and permissible non-audit services provided to the Company by the Company's independent external auditors. The Audit Committee may delegate to one or more designated members of the Audit Committee the authority to grant pre-approvals of permissible non-audit services. Approvals of permissible non-audit services are disclosed to investors by the Company in its periodic reports. All pre-approvals of audit and permissible non-audit services are to be reasonably detailed and particular as to the services provided. In no case may the Audit Committee delegated its pre-approval responsibilities to management. The Audit Committee will pre-approve only those non-audits services that are permitted by law. The actual compensation paid to the independent external auditor, for all such pre-approved services and fees, are reported to the Audit Committee on at least a quarterly basis.

PART IV
ITEM 15.	EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a)(1)	The following consolidated financial statements of the Company are filed as a part of this report and are included herewith beginning on page FS-1:

	-	Report of independent auditors

	-	Consolidated Balance Sheets - December 31, 2003 and 2002

	-	Consolidated Statements of Income and Comprehensive Income - Years ended December 31, 2003, 2002 and 2001

	-	Consolidated Statements of Changes in Shareholders' Equity - Years ended December 31, 2003, 2002 and 2001

	-	Consolidated Statements of Cash Flows - Years ended December 31, 2003, 2002 and 2001

	-	Notes to Consolidated Financial Statements

(a)(2)	Not applicable

(a)(3)	Exhibits (Numbered in accordance with Item 601 of Regulation S-K)

Exhibit No.	Description of Exhibit

2	Not applicable.

3.1

Articles of Incorporation incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 3 to Form S-3D filed April 30, 1998, File No. 2-78178.

3.2	Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 2-78178.

4	Instruments Defining the Rights of Security Holders of the Company are the Articles of Incorporation and By-Laws (see Exhibits 3.1 and 3.2 above).

9	Not applicable.

Exhibit No.	Description of Exhibit

10.1

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

10.4

Employment Agreement dated June 7, 2002 by and between the Bank and the Company and John H. Castle is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 2-78178.

10.5	Standard Form of Executive's Deferred Compensation Agreement.

10.6	Standard Form of Director's Deferred Fee Agreement.

14	Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

24	Power of Attorney.

31.1	Certification of the Company's Chief Executive Officer, John H. Castle.

31.2	Certification of the Company's Chief Financial Officer, Danice Chartrand.

32

Section 1350 Certificate furnished pursuant to this Item is not deemed "filed" for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.

(b)	The Company did not file any Current Reports on Form 8-K during the quarter ended December 31, 2003.

(c)	Exhibits - See Item 15(a)(3) above.

(d)	Financial Statement Schedules - Omitted due to inapplicability or because required information is shown in the Financial Statements and Notes thereto.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.
SOUTHERN MICHIGAN BANCORP, INC.

Dated: March 29, 2004	By:	/s/ John H. Castle
John H. Castle
	Its:	Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities and on the dates indicated.
/s/ Marcia S. Albright	/s/ Nolan E. Hooker
Marcia S. Albright, Director	Nolan E. Hooker, Director

/s/ James P. Briskey	/s/ Gregory J. Hull
James P. Briskey, Director	Gregory J. Hull, Director

/s/ John H. Castle	/s/ Thomas E. Kolassa
John H. Castle, Director	Thomas E. Kolassa, Director

/s/ H. Kenneth Cole	/s/ Kurt G. Miller
H. Kenneth Cole, Director	Kurt G. Miller, Director

/s/ William E. Galliers	/s/ Freeman E. Riddle
William E. Galliers, Director By John H. Castle Attorney-in-fact	Freeman E. Riddle, Director

Dated: March 29, 2004

S-1

Southern Michigan Bancorp, Inc.
Report of Independent Auditors

Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. as of December 31, 2003 and 2002 and the related consolidated statements of income and comprehensive income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2003. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. as of December 31, 2003 and 2002 and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2003 in conformity with accounting principles generally accepted in the United States of America.
/s/ Crowe Chizek and Company LLC

Crowe Chizek and Company LLC

South Bend, Indiana
January 23, 2004

Southern Michigan Bancorp, Inc.
Consolidated Balance Sheets
(In thousands, except number of shares)

	December 31,
	2003	2002
ASSETS
Cash	$3,491	$3,642
Due from banks	12,840	15,645
Cash and cash equivalents	16,331	19,287
Securities available for sale	54,192	48,811
Loans held for sale, net of valuation of -0- in 2003 & 2002	557	1,083
Loans, net of allowance for loan losses $ 3,252 - 2003 ($3,512 - 2002)	229,818	230,654
Premises and equipment, net	6,792	7,137
Accrued interest receivable	1,910	2,118
Net cash surrender value of life insurance	7,059	6,472
Goodwill	620	620
Other intangible assets	108	150
Other assets	4,200	4,351
Total Assets	$321,587	$320,683

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$40,597	$42,558
Interest bearing	214,104	219,791
Total deposits	254,701	262,349
Accrued expenses and other liabilities	4,091	4,197
Federal funds purchased	7,000	5,000
Other borrowings	27,621	22,646

Common stock subject to repurchase obligation in
Employee Stock Ownership Plan, shares outstanding - 87,524 in 2003
(104,841 in 2002)	1,816	1,618

Shareholders' equity
Preferred stock, 100,000 shares authorized; none issued or outstanding
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 1,849,328 shares in 2003 (1,864,046 shares in 2002)
Outstanding - 1,761,804 shares in 2003 (1,759,205 shares in 2002)	4,404	4,398
Additional paid-in capital	8,259	8,752
Retained earnings	13,446	11,366
Accumulated other comprehensive income, net	533	793
Unearned Employee Stock Ownership Plan shares	(284)	(436)
Total Shareholders' Equity	26,358	24,873
Total Liabilities and Shareholders' Equity	$321,587	$320,683

See accompanying notes to consolidated financial statements.

Southern Michigan Bancorp, Inc.
Consolidated Statements of Income and Comprehensive Income
(In thousands, except per share data)

	Year ended December 31,
	2003	2002	2001
Interest income:
Loans, including fees	$15,247	$16,437	$18,466
Securities:
Taxable	999	1,365	2,360
Tax-exempt	835	950	862
	1,834	2,315	3,222
Other	-	2	36
Total interest income	17,081	18,754	21,724
Interest expense:
Deposits	3,489	4,532	7,895
Other	1,727	1,915	1,750
Total interest expense	5,216	6,447	9,645
Net Interest Income	11,865	12,307	12,079
Provision for loan losses	900	2,671	1,250
Net Interest Income after Provision for Loan Losses	10,965	9,636	10,829

Non-interest income:
Service charges on deposit accounts	2,096	1,436	1,062
Trust fees	556	593	565
Net securities gains	-	4	529
Net gains on loan sales	2,097	1,442	1,161
Earnings on life insurance assets	245	270	253
Loss on viatical settlement contracts	-	(283)	-
Other	587	393	367
	5,581	3,855	3,937
Non-interest expense:
Salaries and employee benefits	6,716	6,255	5,275
Occupancy, net	744	846	749
Equipment	902	1,261	1,195
Printing, postage and supplies	396	391	413
Advertising and marketing	223	208	316
Professional and outside services	1,058	1,064	690
Amortization of goodwill	-	-	63
Amortization of other intangibles	42	39	131
Other	2,142	2,276	2,315
	12,223	12,340	11,147
Income before income taxes	4,323	1,151	3,619
Federal income taxes	1,060	118	875
Net Income	3,263	1,033	2,744
Other comprehensive income:
Unrealized gains (losses) on securities arising during the year	(394)	600	854
Reclassification adjustment for accumulated gains
included in net income	-	(4)	(529)
Tax effect	134	(203)	(110)
Other comprehensive income (loss)	(260)	393	215

Comprehensive Income	$3,003	$1,426	$2,959
Basic and Diluted Earnings Per Common Share	$1.77	$.55	$1.43

See accompanying notes to consolidated financial statements.

Southern Michigan Bancorp, Inc.
Consolidated Statements of Changes in Shareholders' Equity
(In thousands, except number of shares and per share data)

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total

Balance at January 1, 2001	$4,578	$10,072	$9,964	$185	$(588)	$24,211

Net income for 2001			2,744			2,744
Cash dividends declared - $.61 per share			(1,180)			(1,180)
Common stock repurchased and
retired (19,851 shares)	(50)	(348)				(398)
Change in common stock subject
to repurchase	27	(72)				(45)
Net change in unrealized gain (loss) on
available for sale securities, net of tax				215		215
Balance at December 31, 2001	4,555	9,652	11,528	400	(588)	25,547

Net income for 2002			1,033			1,033
Cash dividends declared - $.64 per share			(1,195)			(1,195)
Common stock repurchased and
retired (56,605 shares)	(142)	(763)				(905)
Change in common stock subject
to repurchase	(15)	(80)				(95)
Tax effect of benefit plan		30				30
Reduction of ESOP obligation		(87)			152	65
Net change in unrealized gain (loss) on
available for sale securities, net of tax				393		393
Balance at December 31, 2002	4,398	8,752	11,366	793	(436)	24,873

Net income for 2003			3,263			3,263
Cash dividends declared - $.64 per share			(1,183)			(1,183)
Common stock repurchased and
retired (14,718 shares)	(37)	(210)				(247)
Change in common stock subject
to repurchase	43	(241)				(198)
Tax effect of benefit plan		18				18
Reduction of ESOP obligation		(60)			152	92
Net change in unrealized gain (loss) on
available for sale securities, net of tax				(260)		(260)
Balance at December 31, 2003	$4,404	$8,259	$13,446	$533	$(284)	$26,358

See accompanying notes to consolidated financial statements.

Southern Michigan Bancorp, Inc.
Consolidated Statements of Cash Flows
(In thousands)

	Year ended December 31,
	2003	2002	2001
Operating Activities
Net income	$3,263	$1,033	$2,744
Adjustments to reconcile net income to net cash
provided by operating activities:
Provision for loan losses	900	2,671	1,250
Depreciation	694	918	900
Net amortization of investment securities	449	350	121
Net securities gains	-	(4)	(529)
Loans originated for sale	(96,419)	(68,285)	(55,835)
Proceeds on loans sold	99,042	70,507	56,157
Net gains on loan sales	(2,097)	(1,442)	(1,161)
Net realized loss on disposal of fixed assets	-	24	8
Earnings on life insurance assets	(245)	(270)	(253)
Loss on viatical settlement contracts	-	283	-
Amortization of goodwill	-	-	63
Amortization of other intangible assets	42	39	131
Reduction of obligation under ESOP	92	65	-
Net change in:
Accrued interest receivable	208	192	752
Other assets	333	137	(879)
Accrued expenses and other liabilities	(85)	(150)	1,447
Net cash from operating activities	6,177	6,068	4,916

Investing Activities
Activity in available-for-sale securities:
Proceeds from sales	-	254	12,559
Proceeds from maturities and calls	17,505	26,110	22,570
Purchases	(23,729)	(13,394)	(44,452)
Purchase of life insurance	(390)	(470)	28
Loan originations and payments, net	(64)	(24,718)	1,428
Proceeds from sale of premises and equipment	-	59	15
Additions to premises and equipment	(349)	(270)	(1,172)
Net cash from investing activities	(7,027)	(12,429)	(9,024)

Financing Activities
Net change in deposits	(7,648)	1,306	15,653
Net change in federal funds purchased	2,000	5,000	(4,000)
Proceeds from other borrowings	5,530	1,170	1,000
Repayments of other borrowings	(555)	(3,152)	(2,000)
Cash dividends paid	(1,186)	(1,203)	(1,204)
Repurchase of common stock	(247)	(905)	(398)
Net cash from financing activities	(2,106)	2,216	9,051
Net change in cash and cash equivalents	(2,956)	(4,145)	4,943
Beginning cash and cash equivalents	19,287	23,432	18,489
Ending cash and cash equivalents	$16,331	$19,287	$23,432

Cash paid for interest	$5,269	$6,504	$9,825
Cash paid for income taxes	825	925	1,102

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

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, loss contingencies, deferred tax assets, fair values of securities and other financial instruments and pension and post retirement benefit obligations.

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

Consumer loans are typically charged-off no later than 120 days past due. Real estate mortgage loans which are well secured and in the process of collection are charged off on or before they become 365 days past due. Commercial loans are charged off promptly upon the determination that all or a portion of any loan balance in uncollectible. In all cases, loans are place on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using accelerated methods over their estimated useful lives. The estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 10 for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized. Land is carried at cost.

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

Other Real Estate: Other real estate was $1,040,000 and $1,016,000 at December 31, 2003 and 2002 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at the lower of the loan balance or fair value at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and changes in any valuation allowance are reported in other expense.

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

	2003	2002	2001
	(In thousands, except per share data)
Net income as reported	$3,263	$1,033	$2,744
Deduct: stock based compensation expense
determined under fair value based method	(8)	(1)	(9)
Pro forma net income	$3,255	$1,032	$2,735

Basic earnings per share as reported	$1.77	$.55	$1.43
Pro forma basic earnings per share	1.77	.55	1.42

Diluted earnings per share as reported	1.77	.55	1.43
Pro forma diluted earnings per share	1.77	.55	1.42

The pro forma effects are computed using option pricing models, using the following weighted-average assumptions as of grant date.
	2003	2002	2001

Risk-free interest rate	3.75%	N/A	5.00%
Expected option life	8 years	N/A	6 years
Expected stock price volatility	17.55%	N/A	19.04%
Dividend yield	4.04%	N/A	3.95%

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes the net change in unrealized gains and losses on securities available for sale, net of tax, which is also recognized as a separate component of shareholders' equity.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates. The fair value estimates of existing on- and off-balance sheet financial instruments does not include the value of anticipated future business or values of assets and liabilities not considered financial instruments.

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in Southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 61% of the loan portfolio and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 32% of the loan portfolio and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 7% of the loan portfolio and are primarily collateralized by consumer assets.

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

Adoption of New Accounting Standards: During 2003, the Company adopted FASB Statement 143, "Accounting for Asset Retirement Obligations", FASB Statement 145, regarding extinguishment of debt and accounting for leases, FASB Statement 146, "Accounting for Costs Associated with Exit or Disposal Activities", FASB Statement 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment to FASB Statement No. 123", FASB Statement 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities", FASB Statement 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equities", FASB Statement 132 (revised 2003), "Employers' Disclosures about Pensions and Other Postretirement Benefits", FASB Interpretation 45, "Guarantor's Accounting and Disclosure Requirements for Guarantees", and FASB Interpretation 46, "Consolidation of Variable Interest Entities". Adoption of the new standards did not materially affect the Company's operating results or financial condition.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. While management does not believe there are such matters that will have a material effect on the consolidated financial statements as of December 31, 2003, the Bank is defending legal claims and counterclaims of approximately $5,000,000.

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note B - Basic and Diluted Earnings Per Common Share

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2003, 2002 and 2001 is presented below:
	2003	2002	2001
Basic Earnings Per Common Share

Net income (in thousands)	$3,263	$1,033	$2,744

Weighted average common shares outstanding	1,849,347	1,877,990	1,937,844

Less: Unallocated ESOP shares	(8,873)	(11,430)	(15,400)

Weighted average common shares outstanding for basic
earnings per common share	1,840,474	1,866,560	1,922,444

Basic earnings per common share	1.77	$.55	$1.43

Diluted Earnings Per Common Share

Net income (in thousands)	$3,263	$1,033	$2,744

Weighted average common shares outstanding for basic
earnings per common share	1,840,474	1,866,560	1,922,444

Add: Dilutive effects of assumed exercises of stock options	1,044	264	121

Average shares and dilutive potential
of common shares outstanding	1,841,518	1,866,824	1,922,565

Diluted earnings per common share	$1.77	$.55	$1.43

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note C - Securities

Year end investment securities were as follows (in thousands):
Available for sale, 2003	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$23,985	$264	$(1)
States and political subdivisions	27,292	521	(12)
Corporate securities	1,444	29	-
Mortgage-backed securities	124	6	-
Total debt securities	52,845	820	(13)
Equity securities	1,347	-	-
Total	$54,192	$820	$(13)

Available for sale, 2002	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$16,103	$401	$-
States and political subdivisions	27,505	722	(5)
Corporate securities	3,288	70	-
Mortgage-backed securities	532	13	-
Total debt securities	47,428	1,206	(5)
Equity securities	1,383	-	-
Total	$48,811	$1,206	$(5)

Securities with unrealized losses at year end 2003 not recognized in income are as follows (in thousands):
	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Government
agencies	$999	$(1)	$-	$-	$999	$(1)
States and political subdivisions	2,466	(12)	-	-	2,466	(12)
Total temporarily impaired	$3,465	$(13)	$-	$-	$3,465	$(13)

Sales of available for sale securities were (in thousands):
	2003	2002	2001

Proceeds	$-	$254	$12,559
Gross gains	-	4	573
Gross losses	-	-	(44)

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note C - Securities (continued)

Contractual maturities of debt securities at year-end 2003 were as follows (in thousands). Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
Fair Value

Due in one year or less	$17,286
Due from one to five years	30,931
Due from five to ten years	3,296
Due after ten years	1,208
Mortgage-backed securities	124
$52,845

Securities with a carrying value of $7,253,000 and $8,072,000 were pledged as collateral for public deposits and for other purposes in 2003 and 2002.

Except as indicated, total securities of any state (including all its political subdivisions) were less than 10% of shareholders' equity. At year-end 2003 and 2002, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $10,295,000 and $10,358,000, respectively.

Note D - Loans

Loans at year-end were as follows (in thousands):
	2003	2002

Commercial	$143,192	$152,500
Consumer	14,815	15,548
Real estate mortgage	75,063	66,118
	233,070	234,166
Less allowance for loan losses	(3,252)	(3,512)
Loans, net	$229,818	$230,654

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
	2003	2002

Balance at January 1	$4,473	$3,812
New loans, including renewals and advances	9,437	6,736
Repayments	(9,618)	(6,401)
Other changes, net	(44)	326
Balance at December 31	$4,248	$4,473

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $11,887,000 and $24,928,000 at December 31, 2003 and 2002, respectively.

Activity for capitalized mortgage servicing rights was as follows (in thousands):
	2003	2002	2001

Balance at January 1	$169	$424	$780
Amortized to expense	(112)	(255)	(356)
Balance at December 31	$57	$169	$424

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2003, 2002 or 2001.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note E - Allowances For Loan Losses

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):
	2003	2002	2001

Balance at January 1	$3,512	$2,065	$2,096
Provision for loan losses	900	2,671	1,250
Loans charged off	(1,460)	(1,704)	(1,765)
Recoveries	300	480	484
Net charge-offs	(1,160)	(1,224)	(1,281)

Balance at December 31	$3,252	$3,512	$2,065

	2003	2002
Information regarding impaired loans follows (in thousands):

Year end loans with allowance for loan losses allocated	$2,763	$5,381
Year end loans with no allowance for loan losses allocated	7,700	4,092

Total impaired loans	$10,463	$9,473

Amount of allowance allocated to these loans	$905	$1,404

	2003	2002	2001

Average balance of impaired loans during the year	$12,297	$11,059	$5,950

Cash basis interest income recognized during the year	$420	$319	$267

Interest income recognized during the year	$444	$319	$233

Nonperforming loans were as follows (in thousands):

	2003	2002
Loans past due over 90 days still on accrual	$2	$171
Nonaccrual loans	3,586	3,798

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

Note F - Premises and Equipment, Net

Premises and equipment, net consist of (in thousands):
	2003	2002

Land	$793	$793
Buildings and improvements	8,961	8,900
Equipment	5,289	5,007
	15,043	14,700
Less accumulated depreciation	(8,251)	(7,563)
Totals	$6,792	$7,137

Depreciation and amortization expense charged to operations was approximately $694,000, $918,000 and $900,000 in 2003, 2002 and 2001, respectively.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note F - Premises and Equipment, Net (continued)

Equipment rental expense was $185,000, $293,000 and $322,000 for 2003, 2002 and 2001. Lease commitments under noncancelable operating equipment leases were as follows (in thousands):
2004	$136
2005	111
2006	8
2007	8
2008	4
2009 & after	0

Total	$267

Note G - Goodwill and Intangible Assets

Goodwill
The change in the carrying amount of goodwill for the year is as follows (in thousands):
Beginning of year	$620
Goodwill from acquisition during year	-
End of year	$620

Goodwill is no longer amortized starting in 2002. The effect of not amortizing goodwill is summarized as follows (in thousands):
	2003	2002	2001

Reported net income	$3,263	$1,033	$2,744
Add back: goodwill amortization, net of tax	-	-	42
Adjusted net income	$3,263	$1,033	$2,786

Basic earnings per share:
Reported net income	$1.77	$.55	$1.43
Add back: goodwill amortization, net of tax	-	-	.02
Adjusted net income	$1.77	$.55	$1.45

Diluted earnings per share:
Reported net income	$1.77	$.55	$1.43
Add back: goodwill amortization, net of tax	-	-	.02
Adjusted net income	$1.77	$.55	$1.45

Acquired Intangible Assets
Acquired intangible assets were as follows as of year end (in thousands):
	December 31, 2003			December 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount
Amortized intangible assets:
Core deposit intangibles	$ 559	$ 451	$ 108	$ 559	$ 409	$ 150

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note G - Goodwill and Intangible Assets (continued)

Aggregate amortization expense was $42,000, $39,000 and $131,000 for 2003, 2002 and 2001, respectively.

Estimated amortization expense for each of the next five years (in thousands):
2004	$39
2005	39
2006	30
2007	-
2008	-
Total	$108

Note H - Deposits

The carrying amount of domestic deposits at year-end follows (in thousands):
	2003	2002

Non-interest bearing checking	$40,597	$42,558
Interest bearing checking	49,138	46,180
Savings	34,515	34,978
Money market accounts	50,816	54,866
Time deposits	79,635	83,767
Totals	$254,701	$262,349

The carrying amount of time deposits over $100,000 was $31,679,000 and $32,674,000 at December 31, 2003 and 2002, respectively. Interest expense on time deposits over $100,000 was $891,000, $854,000 and $1,810,000 for the years ended December 31, 2003, 2002 and 2001, respectively.

At year-end 2003, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):
2004	$52,224
2005	17,600
2006	5,620
2007	4,155
2008	36
Total	$79,635

Related party deposits were $2,609,000 and $2,021,000 at December 31, 2003 and 2002, respectively.

Note I - Other Borrowings

Other borrowings primarily represent advances obtained by the Bank from the Federal Home Loan Bank (FHLB) of Indianapolis and advances by the Company on a line of credit. $20,000,000 of the FHLB advances have interest rates ranging from 6.28% to 6.89% and have quarterly stated interest adjustment dates. On the stated interest adjustment dates, the FHLB will have the option to adjust the interest rate and will continue to have this option quarterly thereafter. The advances may not be prepaid by the Bank prior to the FHLB exercising its option to adjust the interest rate. In addition, the Bank has a $5,000,000 fixed rate advance maturing in October, 2006 at a rate of 2.97%. The remaining $922,000 FHLB advance is at a fixed rate of 4.57% with principal payments beginning in December of 2003 and continuing through December of 2013. The advances are secured by a blanket collateral agreement with the FHLB which gives the FHLB an unperfected security interest in the Bank's one-to-four family mortgage and SBA loans. Eligible FHLB mortgage and SBA loan collateral at December 31, 2003 and 2002 was approximately $53,573,000 and $52,018,000.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note I - Other Borrowings (continued)

At year-end 2003, scheduled principal reductions on these FHLB advances were as follows for the years ending December 31 (in thousands):
2004	$10,088
2005	10,090
2006	5,094
2007	97
2008	102
Thereafter	451
Total FHLB advances	$25,922

Other borrowings also includes a loan with Fifth Third Bank for the ESOP with a balance at December 31, 2003 and 2002 of $284,000 and $436,000. The loan does not have a formal repayment schedule, matures on April 30, 2004 and is unsecured.

On February 22, 2003, the Company renewed a $4,000,000 revolving line of credit with LaSalle Bank, which matures on February 22, 2004 and is secured by the Bank's stock. At year end 2003 and 2002, the balance was $1,400,000 and $1,170,000. The line allows the Company to choose its interest rate for each draw, based on the LaSalle Bank National Association prime rate or adjusted LIBOR. All advances outstanding on this line are based on adjusted LIBOR at a rate of 2.92% which adjusts quarterly.

The Company had $15,000 and $40,000 in repurchase agreements at December 31, 2003 and 2002.

Note J - Income Taxes

Income tax expense consists of (in thousands):
	2003	2002	2001

Current	$974	$731	$1,096
Deferred	86	(613)	(221)
Totals	$1,060	$118	$875

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):
	2003	2002	2001

Income tax at statutory rates	$1,470	$391	$1,230
Tax-exempt interest income, net	(269)	(305)	(267)
Increase in net cash surrender value of life insurance policies	(67)	(97)	(89)
Loss on viatical investment	-	28	-
Valuation allowance against capital loss	-	54	-
Low income housing partnership tax credit	(118)	(25)	-
Other items, net	44	72	1
Totals	$1,060	$118	$875

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note J - Income Taxes (continued)

Year-end deferred tax assets and liabilities consist of (in thousands):
	2003	2002
Deferred tax assets:
Allowance for loan losses	$801	$914
Deferred compensation and supplemental retirement liability	659	647
Intangible asset amortization	64	62
Pension liability	28	47
Write off of viatical investment	68	68
Write down of other real estate	44	41
Deferred loan fees	-	27
Nonaccrual loan interest	57	26
Other	15	6
Subtotals	1,736	1,838
Valuation allowance against capital loss	(54)	(54)
Totals	1,682	1,784

Deferred tax liabilities:
Net unrealized appreciation on available for sale securities	(274)	(408)
Mortgage servicing rights	(19)	(57)
Goodwill	(43)	(21)
Other	(34)	(34)
Totals	(370)	(520)
Net deferred tax asset	$1,312	$1,264

An allowance against the net deferred tax asset was considered necessary at December 31, 2003 and 2002 as the likelihood of receiving a tax benefit on a portion of the capital loss on the viatical investment is considered doubtful.

Note K - Benefit Plans

The defined benefit pension plan covers substantially all full-time employees. The benefits are based on years of service and the employee's average highest compensation during five consecutive years of employment. The funding policy is to contribute annually an amount sufficient to meet the minimum funding requirements set forth in the Employee Retirement Income Security Act of 1974, plus additional amounts as may be appropriate from time to time. Contributions are intended to provide not only for benefits attributed to service to date but also for those expected to be earned in the future. Assets held by the plan primarily include corporate and foreign bonds and common equity securities. The Company uses a December 31 measurement date for the plan.

Information about the pension plan was as follows (in thousands):
	2003	2002
Change in benefit obligation:
Beginning benefit obligation	$(1,509)	$(1,645)
Service cost	(134)	(118)
Interest cost	(118)	(105)
Actuarial (gain) loss from change in actuarial assumptions	(385)	263
Benefits paid	201	96
Ending benefit obligation	$(1,945)	$(1,509)

Change in plan assets, at fair value:
Beginning plan assets	$1,454	$1,479
Actual return	217	(115)
Employer contribution	199	186
Benefits paid	(201)	(96)
Ending plan assets	$1,669	$1,454

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note K - Benefit Plans (continued)
	2003	2002
Net amount recognized:
Funded status	$(276)	$(55)
Unrecognized net actuarial (gain) loss	227	(72)
Unrecognized transition obligation	-	5
Unrecognized prior service cost	-	12
Accrued pension cost	$(49)	$(110)

The accumulated benefit obligation for the defined benefit pension plan was $1,421,000 and $1,254,000 at December 31, 2003 and 2002.

The components of pension expense and related actuarial assumptions were as follows (in thousands except ratio information):
	2003	2002	2001
Components of net periodic benefit cost:
Service cost	$134	$118	$120
Interest cost	118	105	107
Expected return on plan assets	(114)	(104)	(128)
Net amortization and deferral	-	16	-
Net periodic benefit cost	$138	$135	$99

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:
Discount rate on benefit obligation	7.0%	7.0%	7.0%
Long-term expected rate of return on plan assets	7.0%	7.5%	8.0%
Rate of compensation increase	3.0%	3.0%	3.0%

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of
Asset Category	2004	2003	2002	Return - 2003

Equity securities	60%	53%	44%	9.00%
Debt securities	35%	44%	55%	5.00%
Cash	5%	3%	1%	4.50%
	100%	100%	100%	7.00%

The overall expected long term rate of return of the investments of the plan are based on the ten year historical returns of the S&P 500 Index Fund, the Lehman Aggregate Bond Index Fund and the T-Bill Index. A weighted average of these were used for the equities, debt securities and cash.

The pension plan assets are managed by the Trust Department. A written investment policy which meet the standards of the prudent investor rule is followed. In addition The Northern Trust Company of Chicago, and Wabash Capital Management of Terre Haute, Indiana provide investment advisory services, guidance and expertise.

The investment policy is established to provide direction for the purchase of equity and debt securities of good quality, determined by careful analysis and investigation. Factors to be considered include relative price, yield, earnings, dividends, assets, ratings and ability to repay debts.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note K - Benefit Plans (continued)

The equity philosophy is driven by the long term objective of growth. Diversification is achieved by diversifying by industry in order to reduce the portfolio's sensitivity to any one sector of the economy.

Debt securities (bonds), as a general rule, must have an "A" rating or better to meet the criteria as an investment of the plan. Bond maturities are laddered over several years in order to provide predictable income flow and reduce interest rate risk.

Only trust quality investments will be allowed in the plan. Those include good quality blue chip stocks, bonds with a A rating or better, mutual funds that meet established investment criteria and money market funds. Investments not allowed in the plan include derivatives, puts, calls, options and futures. No single issue may have a concentration greater than 10% of the total fair value.

Investments or debt obligations of Southern Michigan Bancorp, Inc. are not allowed as holdings within the plan.

The investment objective is a balanced approach with a target of 60% stocks, 35% bonds and 5% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates.

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed.

The Company expects to contribute $300,000 to its pension plan in 2004.

The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $106,000, $86,000 and $91,000 in 2003, 2002 and 2001. An additional contribution of $60,000 and $87,000 was made to the plan in 2003 and 2002 to allow the plan to pay down the ESOP loan. During 2000, the Company amended its ESOP plan to adopt 401(k) provisions allowing for employee salary deferrals to purchase mutual funds. Company matching is provided in Company stock. Substantially all employees have converted their ESOP accounts to the amended plan.

Shares held by the ESOP at year-end are as follows:
	2003	2002

Allocated shares	87,524	104,841
Unallocated shares	7,451	10,115

Total ESOP shares	94,975	114,956

The fair value of the allocated shares held by the ESOP is approximately $1,816,000 and $1,618,000 at December 31, 2003 and 2002, respectively. The ESOP obtained a loan for $588,000 to purchase 15,400 shares. The balance of the loan at December 31, 2003 and 2002 is $284,000 and $436,000. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note K - Benefit Plans (continued)

As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Current rates paid on deferred compensation balances range from 5.76% - 12.98%. Deferred compensation expense was $260,000, $248,000 and $204,000 in 2003, 2002 and 2001. The liability for vested benefits was $1,621,000 and $1,658,000 at December 31, 2003 and 2002, respectively.

The Bank also maintains a supplemental retirement plan to provide annual payments to particular executives subsequent to their retirement. The plan covers two individuals, both of whom are retired. Liabilities associated with this plan totaled $237,000 and $244,000 at December 31, 2003 and 2002. Expense associated with this plan totaled $27,000, $29,000 and $27,000 in 2003, 2002 and 2001.

Note L - Stock Options

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan total 110,000. Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors. The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine. A total of 10,500 options were granted in 2003. 28,500 options were granted subsequent to year-end in January 2004.

A summary of the activity in the plan is as follows for the years ended December 31, 2003 and 2002.
	2003		2002		2001
	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price	Shares	Weighted Average Exercise Price

Outstanding at beginning of year	5,092	$15.32	9,880	$15.32	$-	$-
Granted	10,500	16.55	-	-	10,191	15.32
Forfeited	-	-	(4,788)	15.32	(311)	15.32
Outstanding at end of year	15,592	$16.15	5,092	$15.32	$9,880	$15.32

Options exercisable at year-end	5,092	$15.32	$-	$-	$-	$-
Weighted-average fair value of
options granted during year	$2.43	$-	$-	$-	$2.55	$-

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note L - Stock Options (continued)

Options outstanding at year-end 2003 were as follows:
	Outstanding		Exercisable
Range of Exercise Prices	Number	Weighted Average Remaining Contractual Life	Number	Weighted Average Exercise Price

$15 - $17	15,592	8.62 years	5,092	15.32

Note M - Commitments

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

At December 31, 2003 and 2002, respectively, the Bank had $34,000 and $0 commitments under commercial letters of credit, used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2003 and 2002, commitments under outstanding standby letters of credit were $288,000.

Loan commitments outstanding to extend credit are detailed below (in thousands):
	2003	2002

Fixed rate	$4,261	$2,231
Variable rate	32,177	36,242
Totals	$36,438	$38,473

The fixed rate commitments have stated interest rates ranging from 4.50% to 9.90%. The terms of the above commitments range from 1 to 60 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

At December 31, 2003, the Company had line of credit agreements with LaSalle Bank and Fifth Third Bank totaling $4,000,000 and $750,000, respectively. The balances on these lines were $1,400,000 and $284,000 respectively, at December 31, 2003. The line of credit at LaSalle Bank is secured by the Bank's stock and matures on February 22, 2004. The line of credit at Fifth Third Bank is unsecured and matures on April 30, 2004. In addition, at December 31, 2003, the Bank had line of credit arrangements to be able to purchase federal funds totaling $22,000,000, subject to quarterly and annual reviews. The balance on these lines at December 31, 2003 was $7,000,000.

Certain executives of the Bank have employment contracts which have change of control clauses. The employment contracts provide for the payment of three years worth of the officers' salaries upon a change of control.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note N - Restrictions On Transfers From Subsidiary

Banking laws, regulations and regulatory agreements restrict the amount the Bank may transfer to the Company in the form of cash dividends, loans and advances. Approximately $9,991,000 of the Bank's retained earnings is available for transfer to the Company in 2004 in the form of dividends without prior regulatory approval.

Note O - Southern Michigan Bancorp, Inc. (Parent Company Only) Financial Information

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):
Balance Sheets	December 31,
	2003	2002

Assets
Cash	$-	$1
Securities available for sale	1,416	1,675
Investment in subsidiary	27,339	25,591
Premises and equipment, net	1,094	1,122
Other	319	4
Total Assets	$30,168	$28,393

Liabilities and Shareholders' Equity
Dividends payable	$296	$299
Other liabilities	14	(3)
Other borrowings	1,684	1,606
Common stock subject to repurchase obligation in ESOP	1,816	1,618
Shareholders' equity	26,358	24,873
Total Liabilities and Shareholders' Equity	$30,168	$28,393

Statements of Income	Year ended December 31,
	2003	2002	2001

Dividends from Bank	$1,184	$620	$457
Interest income	54	67	105
Other income	232	231	240
Loss on viatical settlement contracts	-	(283)	-
Other expenses	(178)	(195)	(177)
	1,292	440	625
Federal income tax expense	(20)	(15)	(31)
	1,272	425	594
Equity in undistributed net income of
Subsidiary Bank	1,991	608	2,150
Net Income	3,263	1,033	2,744
Net change in unrealized gains on securities
available for sale, net of tax	(260)	393	215
Other comprehensive income	(260)	393	215
Comprehensive income	$3,003	$1,426	$2,959

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note O - Southern Michigan Bancorp, Inc. (Parent Company Only) Financial Information (continued)
Statements of Cash Flows	Year ended December 31,
	2003	2002	2001
Operating Activities
Net income	$3,263	$1,033	$2,744
Adjustments to reconcile net income to net cash
provided by operating activities:
Equity in undistributed net income of
Subsidiary Bank	(1,991)	(608)	(2,150)
Depreciation	28	34	31
Net amortization of investment securities	4	5	10
Reduction of obligation under ESOP	92	65	-
Net securities gains	-	(4)	-
Loss on viatical settlement contracts	-	283	-
Other	(270)	321	(279)
Net cash from operating activities	1,126	1,129	356

Investing Activities
Activity in available-for-sale securities:
Proceeds from sales	-	254	-
Proceeds from maturities and calls	460	251	1,757
Purchases	(232)	(467)	(510)
Additions to premises and equipment	-	(78)	-
Net cash from (for) investing activities	228	(40)	1,247

Financing Activities
Proceeds from other borrowings	530	1,170	-
Repayments of other borrowings	(452)	(152)	-
Cash dividends paid	(1,186)	(1,203)	(1,204)
Repurchase of common stock	(247)	(905)	(398)
Net cash from financing activities	(1,355)	(1,090)	(1,602)

Net change in cash and cash equivalents	(1)	(1)	1
Beginning cash and cash equivalents	1	2	1

Ending cash and cash equivalents	$-	$1	$2

Note P - Fair Value Information

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

Note P - Fair Value Information (Continued)

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

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2003 and 2002, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2003 and 2002 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):
	2003		2002
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$16,331	$16,331	$19,287	$19,287
Securities available for sale	54,192	54,192	48,811	48,811
Loans held for sale	557	557	1,083	1,083
Loans, net of allowance for loan losses	229,818	232,463	230,654	233,570
Accrued interest receivable	1,910	1,910	2,118	2,118
Mortgage servicing rights	57	57	169	169

Financial liabilities:
Deposits	$(254,701)	$(255,600)	$(262,349)	$(264,001)
Federal funds purchased	(7,000)	(7,000)	(5,000)	(5,000)
Other borrowings	(27,621)	(28,336)	(22,646)	(23,768)
Accrued interest payable	(113)	(113)	(166)	(166)

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note Q - Regulatory Matters

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

At year end, actual capital levels (in thousands) and minimum required levels were:
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2003
Total capital (to risk weighted assets)
Consolidated	$29,909	12.5%	$19,194	8.0%	$23,992	10.0%
Bank	29,070	12.2	19,079	8.0	23,849	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	26,907	11.2	9,597	4.0	14,395	6.0
Bank	26,086	10.9	9,540	4.0	14,309	6.0
Tier 1 capital (to average assets)
Consolidated	26,907	8.4	12,775	4.0	15,968	5.0
Bank	26,086	8.2	12,677	4.0	15,847	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2002
Total capital (to risk weighted assets)
Consolidated	$27,952	11.5%	$19,419	8.0%	$24,273	10.0%
Bank	27,067	11.2	19,296	8.0	24,120	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	24,912	10.3	9,710	4.0	14,564	6.0
Bank	24,042	10.0	9,648	4.0	14,472	6.0
Tier 1 capital (to average assets)
Consolidated	24,912	7.8	12,799	4.0	15,999	5.0
Bank	24,042	7.5	12,754	4.0	15,943	5.0

Both the Company and the Bank, at year-end 2003 and 2002, the most recent regulatory notifications categorized the Bank as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the institution's category.

Southern Michigan Bancorp, Inc.
Notes To Consolidated Financial Statements (continued)

Note R - Quarterly Financial Data (Unaudited)
		Interest	Net Interest	Net	Earnings (Loss) Per Share
2003		Income	Income	Income (Loss)	Basic	Fully Diluted
	First Quarter	$4,277	$2,834	$816	$.44	$.44
	Second Quarter	4,431	3,098	841.46		.46
	Third Quarter	4,159	2,904	804.44		.44
	Fourth Quarter	4,214	3,029	802.43		.43

2002
	First Quarter	$4,734	$3,081	$563	$.30	$.30
	Second Quarter	4,767	3,176	342.18		.18
	Third Quarter	4,599	3,049	(118)	(.06)	(.06)
	Fourth Quarter	4,654	3,001	246.13		.13

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

The net income for the fourth quarter of 2002 was negatively affected by provisions for loan losses in excess of the prior years by $196,000 and by adjustments to certain accruals.

EXHIBIT INDEX

Exhibit No.	Description of Exhibit

2	Not applicable.

3.1

Articles of Incorporation incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1991 and Exhibit 3 to Form S-3D filed April 30, 1998, File No. 2-78178.

3.2	Amended and Restated By-Laws are incorporated by reference to Exhibit 3 to the Company's Annual Report on Form 10-K for the year ended December 31, 1997, File No. 2-78178.

4	Instruments Defining the Rights of Security Holders of the Company are the Articles of Incorporation and By-Laws (see Exhibits 3.1 and 3.2 above).

9	Not applicable.

10.1

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

10.4

Employment Agreement dated June 7, 2002 by and between the Bank and the Company and John H. Castle is incorporated by reference to Exhibit 10.4 to the Company's Annual Report on Form 10-K for the year ended December 31, 2002, File No. 2-78178.

10.5	Standard Form of Executive's Deferred Compensation.

10.6	Standard Form of Director's Deferred Fee Agreement.

14	Code of Ethics.

21	Subsidiaries of the Company.

23	Consent of Independent Auditors.

24	Power of Attorney.

31.1	Certification of the Company's Chief Executive Officer, John H. Castle.

31.2	Certification of the Company's Chief Financial Officer, Danice Chartrand.

Exhibit No.	Description of Exhibit

32

Section 1350 Certificate furnished pursuant to this Item is not deemed "filed" for purposes of section 18 of the Exchange Act, or otherwise subject to the liability of that section. This certification is not deemed to be incorporated by reference into any filing under the Securities Act or the Exchange Act.