Form 10-Q
period 2004-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2004-05-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

☐  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
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

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of April 30, 2004 was 1,832,553 (including shares held by the ESOP).

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	March 31, 2004	December 31, 2003
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$20,706	$16,331
Securities available for sale	48,534	54,192
Loans held for sale, net of valuation allowance of $0 in 2004 and 2003	1,976	557
Loans, net of allowance for loan losses of $3,259 (2003 - $3,252)	231,198	229,818
Premises and equipment, net	6,500	6,792
Accrued interest receivable	1,795	1,910
Net cash surrender value of life insurance	7,119	7,059
Goodwill	620	620
Other intangible assets	98	108
Other assets	4,546	4,200
TOTAL ASSETS	$323,092	$321,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$42,008	$40,597
Interest bearing	214,512	214,104
	256,520	254,701
Accrued expenses and other liabilities	4,661	4,091
Federal funds purchased	-	7,000
Other borrowings	28,122	27,621
Subordinated debentures	5,155	-

Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 87,524 in 2004
(87,524 in 2003)	2,100	1,816

Shareholders' equity:
Preferred stock, 100,000 shares authorized; none issued or outstanding
Common stock, $2.50 par value:
Authorized--4,000,000 shares
Issued--1,844,228 shares (2003 - 1,849,328)
Outstanding--1,756,704 shares (2003 - 1,761,804)	4,391	4,404
Additional paid-in capital	7,866	8,259
Retained earnings	13,984	13,446
Accumulated other comprehensive income, net	577	533
Unearned Employee Stock Ownership Plan shares	(284)	(284)
TOTAL SHAREHOLDERS' EQUITY	26,534	26,358

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$323,092	$321,587

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Three Months Ended March 31,
	2004	2003
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$3,575	$3,773
Securities:
Taxable	330	277
Tax-exempt	178	227
Total interest income	4,083	4,277
Interest expense:
Deposits	689	1,011
Other	394	432
Total interest expense	1,083	1,443
NET INTEREST INCOME	3,000	2,834
Provision For Loan Losses	-	225
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,000	2,609
Non-interest income:
Service charges on deposit accounts	483	534
Trust fees	140	139
Net securities gains	-	-
Net gains on loan sales	189	568
Earnings on life insurance assets	60	60
Gain on sale of OREO	52	-
Other	92	293
	1,016	1,594

Non-interest expense:
Salaries and employee benefits	1,647	1,644
Occupancy, net	197	186
Equipment	188	218
Printing, postage and supplies	95	105
Professional and outside services	198	395
Telecommunication expenses	59	56
Other	519	493
	2,903	3,097
INCOME BEFORE INCOME TAXES	1,113	1,106
Federal income taxes	281	290
NET INCOME	832	816
Other comprehensive income/(loss), net of tax:	44	(57)
COMPREHENSIVE INCOME	$876	$759

Basic and Diluted Earnings Per Common Share	$0.45	$0.44
Dividends Declared Per Common Share	$0.16	$0.16

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Three Months Ended March 31,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES

Net income	$832	$816
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	225
Depreciation	147	174
Net amortization of investment securities	80	-
Loans originated for sale	(10,520)	(26,807)
Proceeds on loans sold	9,290	26,036
Net gains on loan sales	(189)	(568)
Earnings on life insurance assets	(60)	(60)
Amortization of other intangible assets	10	10
Reduction of obligation under ESOP	-	67
Net change in:
Accrued interest receivable	115	135
Other assets	(178)	(140)
Accrued expenses and other liabilities	570	(151)
Net cash from operating activities	97	(263)

INVESTING ACTIVITIES

Proceeds from maturities of securities available for sale	5,645	4,127
Purchases of securities available for sale	-	(6,500)
Loan originations and payments, net	(1,380)	1,144
Additions to premises and equipment	(46)	(40)
Net cash from investing activities	4,219	(1,269)

FINANCING ACTIVITIES

Net change in deposits	1,819	5,504
Net change in federal funds purchased	(7,000)	(1,300)
Proceeds from other borrowings	1,001	596
Repayments of other borrowings	(500)	(102)
Proceeds from subordinated debentures	5,155	-
Cash dividends paid	(294)	(298)
Repurchase of common stock	(122)	(246)
Net cash from financing activities	59	4,154
Net change in cash and cash equivalents	4,375	2,622
Cash and cash equivalents at beginning of period	16,331	19,287

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$20,706	$21,909

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC.

March 31, 2004

NOTE A - BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements thereto included in Southern Michigan Bancorp, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 2003.

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

The basic and diluted weighted average common shares outstanding for the three month periods ended March 31, 2004 and 2003 were:
	For the 3 months ended
	3 /31/04	3/31/03
Basic	1,840,602	1,838,866
Diluted	1,844,691	1,839,063

Reclassifications: Some items in the prior year consolidated financial statements have been reclassified to conform with the current year presentation.

NOTE B - STOCK COMPENSATION

The following table illustrates the effect on net income and earnings per common share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.
	For the three months ended
	March 31, 2004	March 31, 2003
	(In thousands, except per share amounts)
Net income as reported	$832	$816
Deduct: stock based compensation expense
determined under fair value based method	(6)	(2)
Pro forma net income	$826	$814

Basic earnings per share as reported	.45	.44
Pro forma basic earnings per share	.45	.44

Diluted earnings per share as reported	.45	.44
Pro forma diluted earnings per share	.45	.44

NOTE C - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after April 7, 2009 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer distributions on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at March 31, 2004 was 3.86%. The holding company's investment in the common stock of the trust was $155,000 and is included in other assets.

ITEM 2.  Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements contained in Management's Discussion and Analysis of Financial Condition and Results of Operations include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate", "believe", "can be", "designed", "estimate", "expect", "intend", "is likely, "may be", "opinion", "probable", "project", "seek", variations of such terms, and similar expressions are intended to identify such forward-looking statements. The information concerning interest rate sensitivity in Item 3 is forward looking. Management's determination of the provision and allowance for loan losses involve judgments which are inherently forward looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the bank's ability to manage non-earning assets; changes in advances; governmental and regulator policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and changes in the local, national or world economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION

During the first three months of 2004, cash and cash equivalents increased 26.8% or $4,375,000 while securities available for sale decreased by 10.4% or $5,658,000 during this same time period. Proceeds of maturities and calls of securities were not reinvested causing cash and cash equivalents to increase.

Gross loans have increased slightly, .6%, or $1,387,000 during the first quarter of 2004. Commercial loan demand began to increase toward the end of the quarter. Increases in the portfolio are anticipated during the second quarter of 2004.

The allowance for loan losses is based on regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is based on two principles of accounting, Statement of Financial Accountings Standard (SFAS) No. 5 "Accounting for Contingencies", and SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans, and an unallocated allowance.

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

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of March 31, 2004. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions beyond the Company's control.

The allowance for loan losses was $3,259,000 or 1.39% of gross loans at March 31, 2004. As of December 31, 2003, the allowance for loan losses was $3,252,000 or 1.40% of gross loans. Many of the factors considered remained fairly consistent from December 31, 2003 to March 31, 2004. Non-performing loans (defined as loans over 90 days past due or non accrual loans) decreased slightly from $3,588,000 at December 31, 2003 to $3,394,000 at March 31, 2004. Loan volumes and the specific allowances for identified problem loans have all remained relatively unchanged.

As mentioned in Note C - the Company issued $5,155,000 in subordinated debt in March 2004 in exchange for the proceeds of preferred securities sold by the trust and ownership of common securities of the trust.

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

Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratio, but the common stock subject to repurchase obligation in the Company's employee stock ownership plan (ESOP) is included.

The following table summarizes the Company's capital ratios as of March 31, 2004 and December 31, 2003:
	March 31, 2004	December 31, 2003
Total risk-based capital ratio	14.6%	12.5%
Tier I risk-based capital ratio	13.4%	11.2%
Tier I capital to average assets
(leverage ratio)	10.3%	8.4%

The above table indicates that the Company exceeds the well capitalized requirements at March 31, 2004.

RESULTS OF OPERATIONS

Net Interest Income

Net interest income increased by 5.9% or $166,000 for the three month period ended March 31, 2004 compared to the same period in 2003. This increase can be partially attributed to a number of loans being classified as non accrual loans during the first quarter of 2003. At the time of reclassification, all accrued interest was reversed from income resulting in lower interest income.

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

The provision for loan losses was $0 for the first quarter 2004 compared to $225,000 for the first quarter of 2003. During the first quarter of 2004, the Bank recorded net recoveries of $7,000 compared to net charge offs totaling $217,000 for the first quarter of 2003. Non-performing loans, portfolio mix and loan volumes had minimal change during the first quarter of 2004.

Non-interest Income

Non-interest income decreased $578,000, or 36.3%, for the three month period ending March 31, 2004 compared to the same period in 2003.

In order to reduce the risk associated with changing interest rates, the Bank regularly sells fixed rate real estate mortgage loans on the secondary market. The Bank recognizes a profit at the time of the sale. The Bank originated for sale $10,502,000 in loans during the first quarter of 2004 compared to $26,807,000 during the same quarter of 2003. Net gain on sale of loans decreased $379,000 or 66.7% for the three month period ending March 31, 2004 compared to the same period in 2003.

In addition, other non-interest income decreased $201,000 as an insurance settlement totaling $199,000 was received in the first quarter of 2003 relating to a litigation settled in 2002.

Non-interest Expense

Non-interest expenses decreased by $194,000 during the three month period ended March 31, 2004 compared to the same period in 2003.

The Company saw a decrease in professional and outside services expense. During the first quarter of 2003, a consulting firm specializing in revenue enhancements and efficiency studies completed an analysis for the Bank. In addition to costs associated with the consultant, $48,000 was paid in legal fees relating to the $199,000 settlement received.

Contingent and Contractual Obligations

At March 31, 2004, the Bank had no commitments under commercial letters of credit.

The Bank had commitments under performance letter of credit agreements of $129,000 at March 31, 2004.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers are unable to do so. At March 31, 2004, commitments under outstanding standby letters of credit were $195,000.

Loan commitments outstanding to extend credit totaled $49,569,000 at March 31, 2004.

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

Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value, however excessive levels of interest rate risk could pose a significant threat to the Company's earnings and capital base. Accordingly, effective risk management that seeks to maintain interest rate risk at prudent levels is essential to the Company's safety and soundness.

A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-2% up and down ramped changes to interest rates. Assumptions in the simulation are based on management's best estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. Based on the results of the simulation model as of March 31, 2004, the Bank is within the guidelines set and approved by the Company's Board of Directors. There has been no material change to the methods used by the Company to monitor and evaluate interest rate risk during the current year.

Other than the issuance of subordinated debentures, there have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first three months of 2004. As mentioned in Note C, the subordinated debentures are a variable rate instrument due on April 6, 2034. Their rate at March 31, 2004 was 3.86%.

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

ITEM 4.  Controls and Procedures.

The Company maintains disclosure controls and procedures designed to ensure that the information the Company must disclose in its filings with the Securities and Exchange Commission is recorded, processed, summarized and reported on a timely basis. The Company's Chief Executive Officer and Chief Financial Officer have reviewed and evaluated the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the "Exchange Act")) as of the end of the period covered by this report (the "Evaluation Date"). Based on such evaluation, such officers have concluded that, as of the Evaluation Date, the Company's disclosure controls and procedures are effective in bringing to their attention on a timely basis material information relating to the Company required to be included in the Company's periodic filings under the Exchange Act. During the period covered by this report, there was no change in the Company's internal control over financial reporting that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

PART II - OTHER INFORMATION

ITEM 1.  Legal Proceedings.

The Bank is engaged in litigation from time to time, both as plaintiff and defendant, which is incidental to its business. In certain proceedings, claims or counterclaims may be asserted against the Bank. Based on the facts known to date, management of the Company does not currently anticipate that the ultimate liability, if any, arising out of any such litigation will have a material adverse effect on the Company's financial condition or results of operations.

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There were no material developments in these proceedings during the quarter ended March 31, 2004.

ITEM 2.  Changes in Securities and Use of Proceeds.

On March 25, 2004, the Company completed a private placement of trust preferred securities. In this transaction, the Company formed Southern Michigan Bancorp Capital Trust I (the "Trust"), a statutory trust organized under the Delaware Statutory Trust Act. The trust issued and sold 5,000 trust preferred securities (liquidation amount $1,000 per security) of the Trust (the "Capital Securities") to ALESCO Preferred Funding III, Ltd. for $5,000,000 and 155 common securities (liquidation amount of $1,000 per security) to the Company for $155,000. The Trust used the $5,155,000 in proceeds of the sale of Capital Securities and Common Securities to purchase from the Company $5,155,000 aggregate principal amount of Floating Rate Junior Subordinated Debt Securities due 2034 ("Debt Securities"). Payment and performance of the obligations of the Trust under the Capital Securities is guaranteed by the Company to the extent provided in a Guarantee Agreement. The offering and sale of Capital Securities and Common Securities by the Trust and the offering and sale of Debt Securities and Guarantee by the Company were exempt from the registration requirements of the Securities Act of 1933 by reason of Section 4(2) of that Act because the transactions did not involve any public offering.

On February 2, 2004, the Company announced that its board of directors had authorized the repurchase of up to 75,000 shares of the Company's Common Stock. The following table summarizes purchases of shares by the Company during the quarterly period covered by this report.
ISSUER PURCHASES OF EQUITY SECURITITES:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
February 2 - 29, 2004	0	0	0	0
March 1 - 31, 2004	5,100	$23.64	5,100	69,900
Total	5,100	$23.64	5,100	69,900

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)          Exhibits.
Exhibit No.	Description of Exhibit

Exhibit 4.1	Indenture

Exhibit 4.2	Amended and Restated Declaration of Trust

Exhibit 4.3	Guarantee Agreement

Exhibit 4.4	Form of Debenture Certificate

Exhibit 4.5	Form of Capital Securities Certificate

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

(b)          Reports on Form 8-K.

On February 2, 2004, the Company filed a Form 8-K containing a press release issued by the Company announcing a stock repurchase plan.

On February 27, 2004, the Company file a Form 8-K containing a press release announcing the earnings for the fourth quarter of 2003.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Southern Michigan Bancorp, Inc.
(Registrant)

Date:	May 14, 2004	/s/ John H. Castle
John H. Castle, Chief Executive Officer

Date:	May 14, 2004	/s/ Danice L. Chartrand
Danice L. Chartrand, Chief Financial Officer (Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit

Exhibit 4.1	Indenture

Exhibit 4.2	Amended and Restated Declaration of Trust

Exhibit 4.3	Guarantee Agreement

Exhibit 4.4	Form of Debenture Certificate

Exhibit 4.5	Form of Capital Securities Certificate

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.