Form 10-Q
period 2004-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2004-08-13
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2004

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period from _________ to _________

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

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of July 31, 2004 was 1,830,005 (including shares held by the ESOP).

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	June 30, 2004	December 31, 2003
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$11,040	$16,331
Securities available for sale	43,415	54,192
Loans held for sale, net of valuation allowance of $0 in 2004 and 2003	1,953	557
Loans, net of allowance for loan losses of $3,315 (2003 - $3,252)	234,466	229,818
Premises and equipment, net	6,519	6,792
Accrued interest receivable	1,651	1,910
Net cash surrender value of life insurance	7,178	7,059
Goodwill	620	620
Other intangible assets	89	108
Other assets	3,884	4,200
TOTAL ASSETS	$310,815	$321,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$41,555	$40,597
Interest bearing	212,276	214,104
	253,831	254,701
Accrued expenses and other liabilities	4,943	4,091
Federal funds purchased	1,300	7,000
Other borrowings	17,088	27,621
Subordinated debentures	5,155	-

Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 89,576 in 2004
(87,524 in 2003)	2,150	1,816

Shareholders' equity:
Preferred stock, 100,000 shares authorized; none issued or outstanding
Common stock, $2.50 par value:
Authorized--4,000,000 shares
Issued--1,830,005 shares (2003 - 1,849,328)
Outstanding--1,740,429 shares (2003 -1,761,804)	4,351	4,404
Additional paid-in capital	7,471	8,259
Retained earnings	14,562	13,446
Accumulated other comprehensive income, net	119	533
Unearned Employee Stock Ownership Plan shares	(155)	(284)
TOTAL SHAREHOLDERS' EQUITY	26,348	26,358

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$310,815	$321,587

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE
INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Three Months Ended June 30,		Six Months Ended June 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$3,775	$3,977	$7,350	$7,750
Securities:
Taxable	279	247	609	524
Tax-exempt	155	207	333	434
Other	-	-	-	-
Total interest income	4,209	4,431	8,292	8,708
Interest expense:
Deposits	691	922	1,380	1,933
Other	440	411	834	843
Total interest expense	1,131	1,333	2,214	2,776
NET INTEREST INCOME	3,078	3,098	6,078	5,932
Provision For Loan Losses	-	350	-	575
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,078	2,748	6,078	5,357
Non-interest income:
Service charges on deposit accounts	530	513	1,013	1,047
Trust fees	150	134	290	273
Net gains on loan sales	213	789	402	1,357
Earnings on life insurance assets	59	52	119	112
Other	108	98	252	391
	1,060	1,586	2,076	3,180

Non-interest expense:
Salaries and employee benefits	1,557	1,939	3,204	3,583
Occupancy, net	186	178	383	364
Equipment	199	233	387	451
Advertising and marketing	77	56	113	97
Professional and outside services	242	208	440	603
Printing, postage and supplies	101	184	196	184
Telecommunication expenses	51	59	110	110
Other	477	345	960	907
	2,890	3,202	5,793	6,299
INCOME BEFORE INCOME TAXES	1,248	1,132	2,361	2,238
Federal income taxes	359	291	640	581
NET INCOME	889	841	1,721	1,657
Other comprehensive income, net of tax:	(458)	90	(414)	33
COMPREHENSIVE INCOME	$431	$931	$1,307	$1,690

Basic and Diluted Earnings Per Common Share	$0.49	$0.46	$0.94	$0.90
Dividends Declared Per Common Share	$0.17	$0.16	$0.33	$0.32

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Six Months Ended June 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES

Net income	$1,721	$1,657
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	575
Depreciation	298	351
Earnings on life insurance assets	(119)	(112)
Amortization of other intangible assets	19	20
Loans originated for sale	(23,645)	(59,606)
Proceeds on loans sold	22,651	60,515
Net gains on loan sales	(402)	(1,357)
Reduction of obligation under ESOP	81	67
Net change in:
Accrued interest receivable	259	143
Other assets	720	(238)
Accrued expenses and other liabilities	852	233
Net cash from operating activities	2,435	2,248

INVESTING ACTIVITIES

Proceeds from maturities of securities	11,502	8,479
Purchases of securities	(1,351)	(12,085)
Loan originations and payments, net	(4,649)	2,449
Purchase of life insurance	-	(92)
Additions to premises and equipment	(216)	(108)
Net cash from investing activities	5,286	(1,357)

FINANCING ACTIVITIES

Net change in deposits	(870)	(1,001)
Net change in federal funds purchased	(5,700)	(5,000)
Proceeds from other borrowings	1,000	530
Repayments of other borrowings	(11,533)	(103)
Proceeds from subordinated debentures	5,155	-
Repurchase of common stock	(459)	(247)
Cash dividends paid	(605)	(590)
Net cash from financing activities	(13,012)	(6,411)
Net change in cash and cash equivalents	(5,291)	(5,520)
Cash and cash equivalents at beginning of period	16,331	19,287

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$11,040	$13,767

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC.

June 30, 2004

NOTE A -- BASIS OF PRESENTATION

The accompanying year-end balance sheet data was derived from audited consolidated financial statements, but does not include all disclosures required by accounting principles generally accepted in the United States of America.

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 10-01 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments (consisting of normal recurring accruals) considered necessary for a fair presentation have been included. For further information, refer to the consolidated financial statements included in Southern Michigan Bancorp, Inc.'s (the "Company") annual report on Form 10-K for the year ended December 31, 2003.

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

The basic and diluted weighted average common shares outstanding for the three and six month periods ended June 30, 2004 and 2003 were:
	For the 3 months ended		For the 6 months ended
	6/30/04	6/30/03	6/30/04	6/30/03
Basic	1,829,297	1,840,578	1,834,688	1,839,722
Diluted	1,832,232	1,841,048	1,839,696	1,840,271

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

	For the six months ended
	June 30, 2004	June 30, 2003
Net income as reported	$ 1,721	$ 1,657
Deduct: stock based compensation expense
determined under fair value based method	(12)	(4)
Pro forma net income	$ 1,709	$ 1,653

Basic earnings per share as reported	.94	.90
Pro forma basic earnings per share	.93	.90

Diluted earnings per share as reported	.94	.90
Pro forma diluted earnings per share	.93	.90

	For the three months ended
	June 30, 2004	June 30, 2003
Net income as reported	$ 889	$ 841
Deduct: stock based compensation expense
determined under fair value based method	(6)	(2)
Pro forma net income	$ 883	$ 839

Basic earnings per share as reported	.49	.46
Pro forma basic earnings per share	.48	.46

Diluted earnings per share as reported	.49	.46
Pro forma diluted earnings per share	.48	.46

NOTE C - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after April 7, 2009 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate ("LIBOR") and 2.75%. The rate at June 30, 2004 was 3.86%. The Company's investment in the common stock of the trust was $155,000 and is included in other assets.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations.

FORWARD LOOKING STATEMENTS

Statements contained in this quarterly report include forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and about the Company itself. Words such as "anticipate", "believe", "can be", "designed", "estimate", "expect", "intend", "is likely, "may be", "opinion", "probable", "project", "seek", variations of such terms, and similar expressions are intended to identify such forward-looking statements. The information concerning interest rate sensitivity in Item 3 is forward looking. Management's determination of the provision and allowance for loan losses involve judgments which are inherently forward looking. These statements are not guarantees of future performance and involve certain risks, uncertainties, and assumptions that are difficult to predict with regard to timing, extent, likelihood, and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Internal and external factors that may cause such a difference include changes in interest rates and interest rate relationships; demand for products and services; the degree of competition by traditional and non-traditional competitors; the bank's ability to manage non-earning assets; changes in advances; governmental and regulator policy changes; the outcomes of pending and future litigation and contingencies; trends in customer behavior and customer ability to repay loans; and changes in the local, national or world economy. The Company undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events, or otherwise.

FINANCIAL CONDITION

During the first six months of 2004, cash and cash equivalents decreased 32.4% or $5,291,000. During the same period, securities available for sale decreased by 19.9% or $10,777,000. The proceeds of the maturities and calls of securities were used to repay $11,000,000 in Federal Home Loan Bank ("FHLB") advances and $533,000 of other borrowings.

Gross loans have increased 2.0%, or $4,711,000 during the first half of 2004. The largest increase was in the installment loan portfolio which grew $2,771,000 or 18.7%. Increases also occurred in the commercial and real estate mortgage portfolios. In 2003 the Bank hired individuals with consumer loan experience to increase the portfolio.

The allowance for loan losses is based on regular, quarterly assessments of the probable estimated losses inherent in the loan portfolio. The allowance is based on two principles of accounting, Statement of Financial Accountings Standard ("SFAS") No. 5 "Accounting for Contingencies", and SFAS No. 114 "Accounting by Creditors for Impairment of a Loan". The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans, and an unallocated allowance.

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

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of June 30, 2004. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions which may be beyond the Company's control.

The allowance for loan losses was $3,315,000 or 1.39% of gross loans at June 30, 2004. As of December 31, 2003, the allowance for loan losses was $3,252,000 or 1.40% of gross loans. Non-performing loans (defined as loans over 90 days past due or non accrual loans) decreased 19.4% from $3,588,000 at December 31, 2003 to $2,893,000 at June 30, 2004. Offsetting this decrease in non performing loans was an increase of $254,000 in the specific allowances for identified problem loans.

As mentioned in Note C - the Company issued $5,155,000 in subordinated debt in March 2004 in exchange for the proceeds of preferred securities sold by the trust and ownership of common securities of the trust.

CAPITAL RESOURCES

The Company maintains a strong capital base to take advantage of business opportunities and absorb the risks inherent in the business.

The Federal Reserve Board ("FRB") has imposed risk-based capital guidelines applicable to the Company. These guidelines require that banks and bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank and a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10% of mortgage servicing rights assets.

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

Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized appreciation or depreciation on available for sale securities is not included in the ratio, but the common stock subject to repurchase obligation in the Company's employee stock ownership plan ("ESOP") is included.

The following table summarizes the Company's capital ratios as of June 30, 2004 and December 31, 2003:
	June 30, 2004	December 31, 2003
Total risk-based capital ratio	14.8%	12.5%
Tier I risk-based capital ratio	13.5%	11.2%
Tier I capital to average assets
(leverage ratio)	10.3%	8.4%

The above table indicates that the Company exceeds the well capitalized requirements at June 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

The net yield on interest earning assets increased for the six months ended June 30, 2004 as compared to the same period last year. Although interest income the first half of 2004 was down as a result of repricing assets, the Company was also able to reprice interest bearing liabilities, resulting in an overall increase in the net yield.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the six month periods ended June 30, 2004 and 2003 (Dollars in Thousands):
	2 0 0 4			2 0 0 3
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans (A) (B) (C)	$236,123	$7,350	6.3%	$236,366	$7,750	6.6%
Taxable investment securities (D)	28,908	609	4.2	28,790	524	3.6
Tax-exempt investment securities (A)	18,459	333	3.6	21,993	434	3.9
Total interest earning assets	283,490	8,292	5.8	287,149	8,708	6.1

Non-interest earning assets:
Cash and due from banks	16,777			16,613
Other assets	20,199			7
Less allowance for loan loss	(3,273)			(3,587)

Total assets	$317,193			$320,877

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$99,025	354.7%		$103,641	$563	1.1%
Savings deposits	46,341	259	1.1	46,236	351	1.5
Time deposits	68,855	767	2.2	74,456	1,018	2.7
Federal funds purchased	427	2.9		3,395	22	1.3
Other borrowings	28,666	832	5.8	22,714	822	7.2
Total interest bearing liabilities	243,314	2,214	1.8	250,442	2,776	2.2

Non-interest bearing liabilities:
Demand deposits	41,109			39,080
Other	3,992			4,252
Common stock subject to repurchase obligation	1,983			1,619
Shareholders' equity	26,795			25,484
Total liabilities and shareholders' equity	$317,193			$320,877
Net interest earnings		$6,078			$5,932
Interest rate spread			4.0%			3.9%
Net yield on interest earning assets			4.3%			4.1%

(A)	Interest income on tax exempt loans and securities has not been adjusted to a taxable equivalent basis.

(B)	Average balance include nonaccrual loan balances.
(C)	Interest income includes loan fees
(D)	Average balance includes average unrealized gain. The yield was calculated without regard to this average unrealized gain (loss).

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

The provision for loan losses was $0 for the first six months of 2004 compared to $575,000 for the same period of 2003. The Bank has recorded net recoveries of $63,000 for the first six months of 2004 compared to net charge offs totaling $438,000 for the same period of 2003. As mentioned above, non-performing loans decreased by 19.4%, but specific allowances for identified problem loans increased during the first two quarters of 2004. In June of 2004, management added a $1,349,000 loan to the watch list that, although it currently is performing, has become out of compliance with its loan covenants. A specific reserve of $300,000 was added for this loan. Loan portfolio mix and loan volumes had minimal change during the first six months of 2004.

Non-interest Income

Non-interest income decreased $526,000 and $1,104,000, or 33.2% and 34.7%, for the three and six month periods ended June 30, 2004 compared to the same periods in 2003.

The decline is the result of an increase in mortgage rates from the prior year's historic lows and the resulting decline in refinancing activity. Management believes this trend will continue throughout 2004. The Bank originated for sale $23,645,000 in loans during the first six months of 2004 compared to $59,606,000 during the same period of 2003. Net gain on sale of loans decreased $955,000 or 70.4% for the six month period ending June 30, 2004 compared to the same period in 2003.

Other non-interest income has decreased $139,000 for the six month period ending June 30, 2004 as an insurance settlement of $199,000 was received during the same period in 2003.

Non-interest Expense

Non-interest expenses decreased by $312,000 and $506,000 during the three and six month periods ended June 30, 2004 compared to the same periods in 2003.

The salaries and employee benefits decrease is attributable to the lower commissions paid to the mortgage origination staff than during the same period of 2003.

The Company saw a decrease in professional and outside services expense during the six month period ending June 30, 2004. During the first quarter of 2003, a consulting firm specializing in revenue enhancements and efficiency studies completed an analysis for the Bank. In addition to costs associated with the consultant, $48,000 was paid in legal fees relating to the $199,000 settlement received.

Contingent and Contractual Obligations

At June 30, 2004, the Bank had no commitments under commercial letters of credit.

The Bank had commitments under performance letter of credit agreements of $129,000 at June 30, 2004.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers fail to do so. At June 30, 2004, commitments under outstanding standby letters of credit were $201,000.

Loan commitments outstanding to extend credit totaled $31,316,000 at June 30, 2004.

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

A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-2% up and down ramped changes to interest rates. Assumptions in the simulation are based on management's estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. Based on the results of the simulation model as of June 30, 2004, the Bank is within the guidelines set and approved by the Company's Board of Directors. There has been no material change to the methods used by the Company to monitor and evaluate interest rate risk during the current year.

Other than the issuance of subordinated debentures, and the repayment of the FHLB advance, there have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first six months of 2004. As mentioned in Note C, the subordinated debentures are a variable rate instrument due on April 6, 2034. Their rate at June 30, 2004 was 3.86%.

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

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There were no material developments in these proceedings during the quarter ended June 30, 2004.

ITEM 2.  Changes in Securities and Use of Proceeds.

On April 19, 2004, at the Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc., the shareholders approved two amendments to the Company's Articles of Incorporation. The shareholders approved proposals adding a new Article VII which provides for the indemnification of directors, and a new Article XIII which provides a process for consideration of business reorganization proposals that permits the Board of Directors to consider all relevant factors, not only price, when determining whether a proposal is in the best interest of the Company and shareholders.

On February 2, 2004, the Company announced that its board of directors had authorized the repurchase of up to 75,000 shares of the Company's Common Stock. The following table summarizes purchases of shares by the Company during the quarterly period covered by this report.
ISSUER PURCHASES OF EQUITY SECURITITES:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
April 1 - 30, 2004	11,675	$24.12	11,675	58,225
May 1 - 31, 2004	1,200	24.25	1,200	57,025
June 1 - 30, 2004	0	0	0	57,025
Total	12,875	$24.13	12,875	57,025

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on April 19, 2004. The following items were approved by the shareholders at the Annual Meeting:
a.	H. Kenneth Cole, William E. Galliers and Kurt G. Miller were elected as directors at the meeting.

	H. Kenneth Cole	William E. Galliers	Kurt G. Miller
Number of votes for	1,507,206	1,507,206	1,510,013
Number of votes withheld	7,624	7,624	4,817
Number of broker non votes	0	0	0

Marcia S. Albright, James P. Briskey, John H. Castle, Nolan E. Hooker, Gregory J. Hull, Thomas E. Kolassa and Freeman E. Riddle continued their terms as directors after the meeting.

b.	Ratification of the selection of Crowe Chizek and Company LLC as Independent Auditors for 2004.

Number of votes for	1,499,482
Number of votes against	10,053
Number of votes abstained	5,296
Number of broker non votes	0

c.	Amendment of the Articles of Incorporation to add a new Article VII providing for indemnification of directors.

Number of votes for	1,404,544
Number of votes against	87,835
Number of votes abstained	22,453
Number of broker non votes	0

d.

Amendment of the Articles of Incorporation to add a new Article XIII, to provide a process for consideration of business reorganization proposals which would permit the board of directors to consider all relevant factors, not only price, when determining whether a proposal is in the best interest of the Company and shareholders.

Number of votes for	1,002,357
Number of votes against	104,543
Number of votes abstained	9,521
Number of broker non votes	398,420

The following item did not obtain the 2/3 vote required to approve:

Proposal to amend Article XII of the Articles of Incorporation, which now provides for a classified board of directors, to require a 2/3 vote to change the size of the board.

Number of votes for	1,016,654
Number of votes against	87,491
Number of votes abstained	12,267
Number of broker non votes	398,420

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits and Reports on Form 8-K.

          (a)          Exhibits.
Exhibit No.	Description of Exhibit

Exhibit 3	Articles of Incorporation

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

          (b)          Reports on Form 8-K.

On April 19, 2004, the Company filed a Form 8-K reporting and furnishing a press release announcing the earnings for the first quarter of 2004 under items 7 and 12.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Southern Michigan Bancorp, Inc.
(Registrant)

Date:	August 13, 2004	/s/ John H. Castle
John H. Castle, Chief Executive Officer

Date:	August 13, 2004	/s/ Danice L. Chartrand
Danice L. Chartrand, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit

Exhibit 3	Articles of Incorporation

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.