Form 10-Q
period 2004-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2004-11-12
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

The number of shares of the registrant's common stock, $2.50 par value, outstanding as of October 29, 2004 was 1,830,005 (including shares held by the ESOP).

PART I - FINANCIAL INFORMATION

ITEM 1.  Financial Statements.

CONDENSED CONSOLIDATED BALANCE SHEETS (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	September 30, 2004	December 31, 2003
	(In thousands, except share and per share data)
ASSETS
Cash and due from banks	$10,524	$16,331
Securities available for sale	45,457	54,192
Loans held for sale, net of valuation allowance of $0 in 2004 and 2003	733	557
Loans, net of allowance for loan losses of $3,401 (2003 - $3,252)	236,259	229,818
Premises and equipment, net	6,480	6,792
Accrued interest receivable	1,800	1,910
Net cash surrender value of life insurance	7,180	7,059
Goodwill	620	620
Other intangible assets	79	108
Other assets	3,880	4,200
TOTAL ASSETS	$313,012	$321,587

LIABILITIES AND SHAREHOLDERS' EQUITY
Deposits:
Non-interest bearing	$40,427	$40,597
Interest bearing	211,414	214,104
	251,841	254,701
Accrued expenses and other liabilities	4,634	4,091
Federal funds purchased	5,000	7,000
Other borrowings	17,129	27,621
Subordinated debentures	5,155	-

Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 89,406 in 2004
(87,524 in 2003)	2,436	1,816

Shareholders' equity:
Preferred stock, 100,000 shares authorized; none issued or outstanding
Common stock, $2.50 par value:
Authorized--4,000,000 shares
Issued--1,830,005 shares (2003 - 1,849,328)
Outstanding--1,740,599 shares (2003 -1,761,804)	4,351	4,404
Additional paid-in capital	7,185	8,259
Retained earnings	15,170	13,446
Accumulated other comprehensive income, net	266	533
Unearned Employee Stock Ownership Plan shares	(155)	(284)
TOTAL SHAREHOLDERS' EQUITY	26,817	26,358

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$313,012	$321,587

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Three Months Ended September 30,		Nine Months Ended September 30
	2004	2003	2004	2003
	(In thousands, except per share amounts)
Interest income:
Loans, including fees	$3,711	$3,734	$11,061	$11,484
Securities:
Taxable	249	221	858	745
Tax-exempt	149	204	482	638
Total interest income	4,109	4,159	12,401	12,867
Interest expense:
Deposits	723	835	2,103	2,768
Other	305	420	1,139	1,263
Total interest expense	1,028	1,255	3,242	4,031
NET INTEREST INCOME	3,081	2,904	9,159	8,836
Provision For Loan Losses	-	250	-	825
NET INTEREST INCOME AFTER
PROVISION FOR LOAN LOSSES	3,081	2,654	9,159	8,011
Non-interest income:
Service charges on deposit accounts	515	515	1,528	1,562
Trust fees	162	135	452	408
Net gains on loan sales	220	492	622	1,849
Earnings on life insurance assets	117	49	236	161
Other	120	93	372	484
	1,134	1,284	3,210	4,464

Non-interest expense:
Salaries and employee benefits	1,769	1,569	4,973	5,152
Occupancy, net	164	178	547	542
Equipment	183	201	570	652
Advertising and marketing	53	51	166	148
Professional and outside services	186	249	626	852
Printing, postage and supplies	86	103	282	287
Telecommunication expenses	54	53	164	163
Other	510	480	1,470	1,387
	3,005	2,884	8,798	9,183
INCOME BEFORE INCOME TAXES	1,210	1,054	3,571	3,292
Federal income taxes	290	250	930	831
NET INCOME	920	804	2,641	2,461
Other comprehensive income (loss), net of tax:	147	(223)	(267)	(190)
COMPREHENSIVE INCOME	$1,067	$581	$2,374	$2,271

Basic and Diluted Earnings Per Common Share	$0.50	$0.44	$1.44	$1.34
Dividends Declared Per Common Share	$0.17	$0.16	$0.50	$0.48

See notes to condensed consolidated financial statements.

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOW (UNAUDITED)

SOUTHERN MICHIGAN BANCORP, INC.
	Nine Months Ended September 30,
	2004	2003
	(In thousands)
OPERATING ACTIVITIES

Net income	$2,641	$2,461
Adjustments to reconcile net income to net
cash from operating activities:
Provision for loan losses	-	825
Depreciation	429	510
Earnings on life insurance assets	(236)	(161)
Amortization of other intangible assets	29	30
Loans originated for sale	(33,725)	(86,654)
Proceeds on loans sold	34,171	88,284
Net gains on loan sales	(622)	(1,849)
Proceeds from life insurance	115	-
Reduction of obligation under ESOP	81	67
Net change in:
Accrued interest receivable	110	128
Other assets	649	(696)
Accrued expenses and other liabilities	543	525
Net cash from operating activities	4,185	3,470

INVESTING ACTIVITIES

Proceeds from maturities of securities	16,956	13,954
Purchases of securities	(8,626)	(15,545)
Loan originations and payments, net	(6,441)	(2,895)
Purchase of life insurance	-	(398)
Additions to premises and equipment	(308)	(226)
Net cash from investing activities	1,581	(5,110)

FINANCING ACTIVITIES

Net change in deposits	(2,860)	180
Net change in federal funds purchased	(2,000)	(4,275)
Proceeds from other borrowings	1,041	530
Repayments of other borrowings	(11,533)	(405)
Proceeds from subordinated debentures	5,155	-
Repurchase of common stock	(459)	(247)
Cash dividends paid	(917)	(887)
Net cash from financing activities	(11,573)	(5,104)
Net change in cash and cash equivalents	(5,807)	(6,744)
Cash and cash equivalents at beginning of period	16,331	19,287

CASH AND CASH EQUIVALENTS AT END OF PERIOD	$10,524	$12,543

See notes to condensed consolidated financial statements.

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
SOUTHERN MICHIGAN BANCORP, INC.

September 30, 2004

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

The basic and diluted weighted average common shares outstanding for the three and nine month periods ended September 30, 2004 and 2003 were:
	For the 3 months ended		For the 9 months ended
	9/30/04	9/30/03	9/30/04	9/30/03
Basic	1,825,954	1,840,577	1,832,068	1,840,007
Diluted	1,828,175	1,840,995	1,837,067	1,840,680

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

	For the nine months ended
	September 30, 2004	September 30, 2003
Net income as reported	$ 2,641	$ 2,461
Deduct: stock based compensation expense
determined under fair value based method	(17)	(6)
Pro forma net income	$ 2,624	$ 2,455

Basic earnings per share as reported	1.44	1.34
Pro forma basic earnings per share	1.43	1.33

Diluted earnings per share as reported	1.44	1.34
Pro forma diluted earnings per share	1.43	1.33

	For the three months ended
	September 30, 2004	September 30, 2003
Net income as reported	$ 920	$ 804
Deduct: stock based compensation expense
determined under fair value based method	(6)	(2)
Pro forma net income	$ 914	$ 802

Basic earnings per share as reported	.50	.44
Pro forma basic earnings per share	.50	.44

Diluted earnings per share as reported	.50	.44
Pro forma diluted earnings per share	.50	.44

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

The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at September 30, 2004 was 4.35%. The Company's investment in the common stock of the trust was $155,000 and is included in other assets.

NOTE D - NEWLY ISSUED ACCOUNTING STANDARDS

EITF Issue 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, contains accounting guidance regarding other-than-temporary impairment on securities that was to take effect for the quarter ended September 30, 2004.  However, the effective date of portions of this guidance has been delayed, and more interpretive guidance is to be issued in the near future.  The effect of this new and pending guidance on the Company's financial statements is not known, but it is possible this guidance could change management's assessment of other-than-temporary impairment in future periods.

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

FINANCIAL CONDITION

During the first nine months of 2004, cash and cash equivalents decreased 35.6% or $5,807,000. During the same period, securities available for sale decreased by 16.1% or $8,735,000. The proceeds of the maturities and calls of securities were used to repay $11,000,000 in Federal Home Loan Bank (FHLB) advances and $533,000 of other borrowings.

Gross loans have increased 2.8%, or $6,590,000 during the first nine months of 2004. The largest increase was in the installment loan portfolio which grew $4,066,000 or 27.4%. In 2003 the Bank hired individuals with consumer loan experience to increase the portfolio. The commercial portfolio also increased by $3,481,000 or 2.4%.

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

The allowance for loan losses is being maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio as of September 30, 2004. While management uses the best information available to make these estimates, future adjustments to allowances may be necessary due to economic, operating or regulatory conditions which may be beyond the Company's control.

The allowance for loan losses was $3,401,000 or 1.42% of gross loans at September 30, 2004. As of December 31, 2003, the allowance for loan losses was $3,252,000 or 1.40% of gross loans. Non-performing loans (defined as loans over 90 days past due or non accrual loans) increased slightly to $3,608,000 at September 30, 2004, from $3,588,000 at December 31, 2003. However, this increase included a loan added during the third quarter of 2004 which has a balance of $1,401,000. The loan is well secured and in the process of collection. Management has no concerns about the collectibility of this loan. Without this loan in the non performing totals, non performing loans would have decreased 38.5% from the prior year end. In addition, net recoveries of $149,000 were recorded for the nine months ending September 30, 2004. Offsetting the recoveries and reduced risk from the non performing loans, there was an increase of $261,000 in the specific allowances for identified problem loans from year end.

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

The following table summarizes the Company's capital ratios as of September 30, 2004 and December 31, 2003:
	September 30, 2004	December 31, 2003
Total risk-based capital ratio	14.95%	12.5%
Tier I risk-based capital ratio	13.70%	11.2%
Tier I capital to average assets
(leverage ratio)	10.71%	8.4%

The above table indicates that the Company exceeds the well capitalized requirements at September 30, 2004.

RESULTS OF OPERATIONS

Net Interest Income

The net yield on interest earning assets increased for the nine months ended September 30, 2004 as compared to the same period last year. Although interest income the first nine months of 2004 was down as a result of repricing assets, the Company was also able to reprice interest bearing liabilities, resulting in an overall increase in the net yield.

The following table shows the year to date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the nine month periods ended September 30, 2004 and 2003 (Dollars in Thousands):
	2 0 0 4			2 0 0 3
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans (A) (B) (C)	$237,089	$11,061	6.2%	$236,183	$11,484	6.5%
Taxable investment securities (D)	28,427	858	4.0	28,274	745	3.5
Tax-exempt investment securities (A)	17,624	482	3.6	22,253	638	3.8
Total interest earning assets	283,140	12,401	5.8	286,710	12,867	6.0

Non-interest earning assets:
Cash and due from banks	15,245			15,549
Other assets	20,166			20,651
Less allowance for loan loss	(3,317)			(3,607)

Total assets	$315,234			$319,303

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$97,696	535.7%		$102,324	$772	1.0%
Savings deposits	46,281	379	1.1	46,338	498	1.4
Time deposits	69,537	1,189	2.3	74,342	1,498	2.7
Federal funds purchased	761	8	1.4	2,659	26	1.3
Other borrowings	26,520	1,131	5.7	22,816	1,237	7.2
Total interest bearing liabilities	240,795	3,242	1.8	248,479	4,031	2.2

Non-interest bearing liabilities:
Demand deposits	41,480			39,431
Other	4,039			4,078
Common stock subject to repurchase obligation	2,126			1,611
Shareholders' equity	26,794			25,704
Total liabilities and shareholders' equity	$315,234			$319,303
Net interest earnings		$9,159			$8,836
Interest rate spread			4.0%			3.8%
Net yield on interest earning assets			4.3%			4.1%

(A)	Interest income on tax exempt loans and securities has not been adjusted to a taxable equivalent basis.
(B)	Average balance include nonaccrual loan balances.
(C)	Interest income includes loan fees
(D)	Average balance includes average unrealized gain. The yield was calculated without regard to this average unrealized gain (loss).

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

The provision for loan losses was $0 for the first nine months of 2004 compared to $825,000 for the same period of 2003. The Bank recorded net recoveries of $149,000 for the first nine months of 2004 compared to net charge offs totaling $685,000 for the same period of 2003. As mentioned above, non-performing loans increased slightly, but overall risk in the non performing loans has decreased. The specific allowances for identified problem loans increased during the nine month period. Management added specific reserves in the amount of $600,000 for two identified problem loans. One loan is out of compliance with its loan covenants, but continues to perform. A specific reserve of $300,000 was placed on that loan. A reserve was added for the second loan as the borrower has experienced financial difficulties. That loan also continues to perform, but a $300,000 specific reserve was added. The net increase in specific reserves was $261,000. Due to the volume of net recoveries and management's belief that non performing loans have improved, no provision was necessary for the nine months ending September 30, 2004.

Non-interest Income

Non-interest income decreased $150,000 and $1,254,000, or 11.7% and 28.1%, for the three and nine month periods ended September 30, 2004 compared to the same periods in 2003.

The three and nine month declines are the result of an increase in mortgage rates from the prior year's historic lows and the resulting decline in refinancing activity. The Bank originated for sale $33,725,000 in loans during the first nine months of 2004 compared to $86,654,000 during the same period of 2003. Net gain on sale of loans decreased $1,227,000 or 66.4% for the nine month period ending September 30, 2004 compared to the same period in 2003.

Offsetting the decline was an increase in earnings on life insurance assets during the three and six month periods ended September 30, 2004. This increase was due to a life insurance policy being paid out with a face amount in excess of its cash surrender value resulting in $54,000 of additional income.

Other non-interest income increased for the three months ending September 30, 2004 6.3% or $30,000. The bank recorded a gain of $28,000 on the sale of an OREO property during the quarter.

Other non-interest income decreased $112,000 for the nine month period ending September 30, 2004 as an insurance settlement of $199,000 was received during the same period in 2003.

Non-interest Expense

Non-interest expenses increased by $121,000 during the three month period ended September 30, 2004 compared to the same period in 2003.

The salaries and employee benefits increase for the three months ended September 30, 2004 is attributable to an increase in the expense relating to the pension plan and to a reversal of incentive pay made during the third quarter of 2003. The nine month decrease is a result of lower commissions being paid to mortgage loan originators as volumes have decreased.

The Company saw a decrease in professional and outside services expense during the three and nine month periods ending September 30, 2004. During the first quarter of 2003, a consulting firm specializing in revenue enhancements and efficiency studies completed an analysis for the Bank. In addition to costs associated with the consultant, $48,000 was paid in legal fees in 2003 relating to the $199,000 settlement received.

Contingent and Contractual Obligations

At September 30, 2004, the Bank had no commitments under commercial letters of credit.

The Bank had commitments under performance letter of credit agreements of $129,000 at September 30, 2004.

Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers fail to do so. At September 30, 2004, commitments under outstanding standby letters of credit were $209,000.

Loan commitments outstanding to extend credit totaled $32,931,000 at September 30, 2004.

Management does not anticipate any losses as a result of the above transactions; however the above amount represents the maximum exposure to credit loss for loan commitments and commercial, performance and standby letters of credit.

Liquidity

Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Bank maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents and investment securities) in order to meet these demands. Also, Federal Home Loan Bank advances and short-term borrowings provide additional sources of liquidity for the Company

ITEM 3.  Quantitative and Qualitative Disclosures About Market Risk.

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

A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-2% up and down ramped changes to interest rates. Assumptions in the simulation are based on management's estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. Based on the results of the simulation model as of September 30, 2004, the Bank is within the guidelines set and approved by the Company's Board of Directors. There has been no material change to the methods used by the Company to monitor and evaluate interest rate risk during the current year.

Other than the issuance of subordinated debentures, and the repayment of the FHLB advance, there have been no significant changes in the distribution of the Company's financial instruments that are sensitive to changes in interest rates during the first nine months of 2004. As mentioned in Note C, the subordinated debentures are a variable rate instrument due on April 6, 2034. Their rate at September 30, 2004 was 4.35%.

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

The Company previously reported claims in Note A of the Notes to the Company's Consolidated Financial Statements contained in the Company's annual report on Form 10-K for the fiscal year ended December 31, 2003. There were no material developments in these proceedings during the quarter ended September 30, 2004.

ITEM 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

On February 2, 2004, the Company announced that its board of directors had authorized the repurchase of up to 75,000 shares of the Company's Common Stock. The following table summarizes purchases of shares by the Company during the quarterly period covered by this report.

ISSUER PURCHASES OF EQUITY SECURITITES:
Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as part of Publicly Announced Program	Maximum Number of Shares that May Yet Be Purchased Under the Program
July 1 - 31, 2004	0	$0	0	57,025
August 1 - 31, 2004	0	0	0	57,025
September 1 - 30, 2004	0	0	0	57,025
Total	0	$0	0	57,025

ITEM 3.  Defaults Upon Senior Securities.

None.

ITEM 4.  Submission of Matters to a Vote of Security Holders.

None.

ITEM 5.  Other Information.

None.

ITEM 6.  Exhibits.

          (a)          Exhibits.
Exhibit No.	Description of Exhibit

Exhibit 10.1	Employment Agreement - John H. Castle, Chief Executive Officer

Exhibit 10.2	Employment Agreement - Kurt G. Miller, President

Exhibit 10.3	Form of First Amendment to Southern Michigan Bank & Trust Deferred Fee Agreement

Exhibit 10.4	Form of First Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
Southern Michigan Bancorp, Inc.
(Registrant)

Date:	November 12, 2004	/s/ John H. Castle
John H. Castle, Chief Executive Officer

Date:	November 12, 2004	/s/ Danice L. Chartrand
Danice L. Chartrand, Chief Financial Officer
(Principal Financial and Accounting Officer)

INDEX TO EXHIBITS
Exhibit No.	Description of Exhibit

Exhibit 10.1	Employment Agreement - John H. Castle, Chief Executive Officer

Exhibit 10.2	Employment Agreement - Kurt G. Miller, President

Exhibit 10.3	Form of First Amendment to Southern Michigan Bank & Trust Deferred Fee Agreement

Exhibit 10.4	Form of First Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement

Exhibit 31.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 31.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1	Certification of the Company's Chief Executive Officer, John H. Castle, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.2	Certification of the Company's Chief Financial Officer, Danice L. Chartrand, pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.