Form 10-Q
period 2007-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2007-11-26
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2007

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

(517) 279-5500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.            Yes              No    X

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of "accelerated filer and large accelerated filer" in Rule 12b-2 of the Exchange Act.
Large accelerated filer	Accelerated filer	Non-accelerated filer	X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes             No    X

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of November 16, 2007, was 1,771,988 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook," or "strategy"; that an event or trend "may," "should," "will," or "is likely" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes," "estimates," "plans," "forecasts," "intends," "predicts," "projects," or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity in Part I, Item 3 is forward-looking. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Risk factors include, but are not limited to, the risk factors described in the section entitled "Risk Factors" in Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on September 28, 2007; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS (Unaudited)
(In thousands, except share data)
	September 30, 2007	December 31, 2006

ASSETS
Cash and cash equivalents	$9,343	$9,369
Federal funds sold	7,248	10,429
Securities available for sale	57,516	36,796
Loans held for sale, net of valuation allowance of $0 in 2007	776	-
Loans, net of allowance for loan losses of $3,394 (2006 - $3,302)	249,527	249,523
Premises and equipment, net	10,347	8,665
Accrued interest receivable	2,711	2,506
Net cash surrender value of life insurance	7,636	7,502
Goodwill	620	620
Other assets	5,185	4,481
TOTAL ASSETS	$350,909	$329,891

LIABILITIES
Deposits:
Non-interest bearing	$40,640	$42,281
Interest bearing	253,156	240,228
Total deposits	293,796	282,509

Accrued expenses and other liabilities	4,849	4,440
Securities sold under agreements to repurchase	8,409	184
Other borrowings	5,795	6,973
Subordinated debentures	5,155	5,155
Total liabilities	318,004	299,261

Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 92,274 in 2007
(89,122 in 2006)	2,215	2,148

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value per share:
Authorized--4,000,000 shares
Issued--1,771,988 shares (2006 - 1,769,248)
Outstanding (other than ESOP shares)--1,679,714 shares (2006 - 1,680,126)	4,199	4,200
Additional paid-in capital	5,504	5,446
Retained earnings	21,087	19,021
Accumulated other comprehensive income/(loss), net	61	(42)
Unearned Employee Stock Ownership Plan shares	(103)	(143)
Unearned restricted stock compensation	(58)	-
Total shareholders' equity	30,690	28,482

TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$350,909	$329,891

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME AND COMPREHENSIVE INCOME (Unaudited)
(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2007	2006	2007	2006
Interest income:
Loans, including fees	$5,105	$5,039	$15,157	$14,419
Federal funds sold	133	87	456	299
Securities:
Taxable	502	304	1,113	753
Tax-exempt	155	133	461	415
Total interest income	5,895	5,563	17,187	15,886

Interest expense:
Deposits	2,022	1,637	5,726	4,352
Other	190	230	559	665
Total interest expense	2,212	1,867	6,285	5,017
Net Interest Income	3,683	3,696	10,902	10,869
Provision for loan losses	145	200	345	250

Net interest income after provision for loan losses	3,538	3,496	10,557	10,619

Non-interest income:
Service charges on deposit accounts	512	506	1,406	1,371
Trust fees	197	173	556	521
Net gains on loan sales	96	154	317	459
Earnings on life insurance assets	64	63	201	177
Income and fees from automated teller machines	86	70	245	186
Other	125	84	304	200
Total non-interest income	1,080	1,050	3,029	2,914

Non-interest expense:
Salaries and employee benefits	1,884	1,760	5,624	5,076
Occupancy, net	251	217	699	611
Equipment	193	173	567	547
Printing, postage and supplies	81	90	262	287
Professional and outside services	201	120	506	781
Other	540	763	1,658	2,147
Total non-interest expense	3,150	3,123	9,316	9,449
INCOME BEFORE INCOME TAXES	1,468	1,423	4,270	4,084
Federal income taxes	386	394	1,141	1,112
NET INCOME	1,082	1,029	3,129	2,972
Other comprehensive income:
Net unrealized gains on securities	230	211	156	67
Tax effect	(78)	(72)	(53)	(23)
Other comprehensive income	152	139	103	44
COMPREHENSIVE INCOME	$1,234	$1,168	$3,232	$3,016

Basic Earnings Per Common Share	$0.61	$0.58	$1.77	$1.68
Diluted Earnings Per Common Share	$0.61	$0.58	$1.77	$1.68
Dividends Declared Per Common Share	$0.20	$0.20	$0.60	$0.58

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (Unaudited)
(In thousands, except number of shares and per share data)
For nine months ended September 30, 2007 and 2006
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Restricted Stock Compensation	Total

Balance at January 1, 2006	$4,025	$3,974	$18,419	$(124)	$(184)	$-	$26,110
Net income			2,972				2,972
Cash dividends declared - $.58 per share			(1,028)				(1,028)
Issuance of shares for 5% stock dividend,
net of fractional shares (84,355 shares)	211	1,813	(2,026)				(2)
Common stock repurchased and retired (6,480 shares)	(16)	(137)					(153)
Change in common stock subject
to repurchase	(23)	(175)					(198)
Stock options exercised (1,155 shares)	2	18					20
Net change in obligation under ESOP					41		41
Net change in unrealized gain on
available for sale securities, net of tax				44			44
Balance at September 30, 2006	$4,199	$5,493	$18,337	$(80)	$(143)	$-	$27,806

Balance at January 1, 2007	$4,200	$5,446	$19,021	$(42)	$(143)	$-	$28,482
Net income			3,129				3,129
Cash dividends declared - $.60 per share			(1,063)				(1,063)
Change in common stock subject
to repurchase	(8)	(59)					(67)
Issuance of restricted stock (2,740 shares)	7	60				(67)	-
Vesting of restricted shares						9	9
Stock option expense		57					57
Net change in obligation under ESOP					40		40
Net change in unrealized gain on
available for sale securities, net of tax				103			103
Balance at September 30, 2007	$4,199	$5,504	$21,087	$61	$(103)	$(58)	$30,690

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (Unaudited)
(Dollars in thousands)
	Nine Months Ended September 30,
	2007	2006
Operating Activities
Net income	$3,129	$2,972
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	345	250
Depreciation	554	501
Net accretion of investment securities	(72)	(108)
Loans originated for sale	(13,914)	(19,814)
Proceeds on loans sold	13,455	20,047
Net gains on loan sales	(317)	(459)
Net change in unearned ESOP shares	40	41
Stock option expense	57	20
Earned stock compensation	9	-
Amortization of other intangible assets	-	18

Net change in
Accrued interest receivable	(205)	(293)
Cash surrender value	(201)	(177)
Other assets	758	1,640
Accrued expenses and other liabilities	409	743
Net cash from operating activities	4,047	5,381

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	11,217	9,927
Purchases	(31,710)	(13,198)
Net change in federal funds sold	3,181	1,375
Loan originations and payments, net	(1,863)	(12,145)
Proceeds from life insurance	67	-
Additions to premises and equipment	(2,236)	(1,086)
Net cash used in investing activities	(21,344)	(15,127)

Financing Activities
Net change in deposits	11,287	7,665
Net change in securities sold under agreements to repurchase	8,409	291
Proceeds from other borrowings	292	-
Repayments of other borrowings	(1,654)	(1,030)
Cash dividends paid	(1,063)	(1,028)
Repurchase of common stock	-	(153)
Cash paid in lieu of fractional shares for 5% stock dividend	-	(2)
Net cash from financing activities	17,271	5,743
Net change in cash and cash equivalents	(26)	(4,003)
Beginning cash and cash equivalents	9,369	10,498
Ending cash and cash equivalents	$9,343	$6,495

Cash paid for interest	$6,263	$4,982
Cash paid for income taxes	855	1,000
Transfers from loans to foreclosed assets	1,514	444

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM FINANCIAL STATEMENTS

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation
The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. ("Southern") and its wholly-owned subsidiary, Southern Michigan Bank & Trust (the "Bank"), and the Bank's wholly-owned subsidiary SMB Mortgage Company. All significant inter-company transactions and balances have been eliminated in consolidation.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Article 10 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the nine months ended September 30, 2007 are not necessarily indicative of the results that may be expected for the year ending December 31, 2007.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of Southern for December 31, 2006 included in Southern's Amendment No. 2 to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on September 28, 2007.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 158 (FAS 158) "Employers' Accounting for Defined Benefit Pension and Other Postretirement Plans," that requires companies to recognize the funded status of their defined benefit pension and postretirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) would be measured as the difference between the fair value of the plan assets and the projected benefit obligation for pensions and the accumulated postretirement benefit obligation for other post-retirement benefits. The requirement to recognize the funded status in the balance sheet was effective for fiscal years ending after December 15, 2006 for public entities and years ending after June 15, 2007 for non-public entities. Southern will adopt the balance sheet recognition requirement for its year ending December 31, 2007. The adoption of FAS 158 in the 2006 financial statements would have reduced accumulated other comprehensive income by $22,000.

In February 2007, the FASB issued FASB Statement No. 159 (FAS 159), "The Fair Value Option for Financial Assets and Financial Liabilities." Southern will be adopting FAS 159 as of January 1, 2008. Early adoption was allowed, effective January 1, 2007, if the election was made by April 30, 2007. FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. Southern has elected not to early adopt FAS 159 and has not yet determined the impact FAS 159 may have on its consolidated financial statements upon adoption.

NOTE C - EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three- and nine-month periods ended September 30, 2007 and 2006 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2007	Three Months Ended September 30, 2006	Nine Months Ended September 30, 2007	Nine Months Ended September 30, 2006

Basic earnings per share:
Net income	$1,082	$1,029	$3,129	$2,972

Weighted average common
shares outstanding	1,771,988	1,769,354	1,771,714	1,771,971

Less unallocated ESOP shares	5,182	6,771	5,420	7,009

Weighted average common shares
outstanding for basic earnings per share	1,766,806	1,762,583	1,766,294	1,764,962

Basic earnings per share	$0.61	$0.58	$1.77	$1.68

Diluted earnings per share:
Net income	$1,082	$1,029	$3,129	$2,972

Weighted average common shares
outstanding for basic earnings per share	1,766,806	1,762,583	1,766,294	1,764,962

Add: Dilutive effect of assumed
exercise of stock options	5,276	6,498	6,009	5,946

Weighted average common and
dilutive potential common
shares outstanding	1,772,082	1,769,081	1,772,303	1,770,908

Diluted earnings per share	$0.61	$0.58	$1.77	$1.68

Stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 130,425 and 28,560 for the three months ended September 30, 2007 and 2006, respectively, and 130,425 and 28,560 for the nine months ended September 30, 2007 and 2006, respectively.

NOTE D - STOCK OPTIONS

Shareholders of Southern approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. As of September 30, 2007, there were 45,841 shares available for future issuance under the 2000 plan and 20,502 shares available for future issuance under the 2005 plan.

A summary of stock option activity in the plans is as follows for the nine months ended September 30, 2007:
	Shares	Weighted Average Price

Outstanding at beginning of year	95,663	$ 22.17
Granted	103,110	24.09
Exercised	-	-
Forfeited	(1,665)	23.90
Outstanding at September 30, 2007	197,108	23.16

Options exercisable at September 30, 2007	94,298	22.15

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. The shares vest 20% per year over five years.

For the nine months ended September 30, 2007, compensation expense of $57,000 was recorded with respect to options granted in January and April 2007. Such expense was computed in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."

NOTE E - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE

Securities sold under agreements to repurchase (repurchase agreements) have original maturities of less than one year. Repurchase agreements are treated as financings and the obligations to repurchase securities sold are reflected as liabilities. Securities involved with the agreements are recorded as assets of the Bank and are held in safekeeping by correspondent banks. Repurchase agreements are offered principally to certain large deposit customers as deposit equivalent investments.

NOTE F - MERGER WITH FNB FINANCIAL CORPORATION

On April 18, 2007, Southern and FNB Financial Corporation ("FNB") jointly announced that they had executed a definitive merger agreement. FNB is a bank holding company headquartered in Three Rivers, Michigan, with 8 offices located within St. Joseph and Cass Counties in Michigan. The merger is expected to be completed during the fourth quarter of 2007.

If the merger is completed, FNB will be merged with and into Southern. The surviving corporation will be Southern. The surviving corporation will own The First National Bank of Three Rivers and the Bank and all of the other assets of FNB and Southern. Subject to certain possible adjustments as provided in the plan of merger, FNB shareholders will receive either (1) 1.87 shares of Southern common stock, (2) $45.35 in cash, or (3) a combination of both for each share of FNB common stock. The approximate value of the total merger consideration to be paid by Southern is $26,000,000 (consisting of approximately $13,000,000 in cash and 536,073 shares of Southern common stock). Completion of the merger is subject to certain conditions, including, among others, that the shareholders of FNB approve the plan of merger, that necessary regulatory approvals be obtained, that no proceeding seeking to prevent the merger be pending or threatened, and that Southern and FNB obtain various ancillary certificates, opinions and agreements. At any time before the effective time of the merger, the boards of directors of Southern and FNB may, by mutual consent, abandon the merger. In addition, for certain specified reasons the board of directors of either Southern or FNB may abandon the merger.

Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of Southern, which supplements Southern's consolidated financial statements. The discussion should be read in conjunction with the financial statements included in this filing.

          Results of Operations

          Net income increased 5.2% or $53,000 in the third quarter of 2007 compared to the same period in 2006. For the nine-month period ended September 30, 2007 net income increased $157,000, or 5.3% over the same period in 2006. The year-to-date increase resulted from higher net interest income, non-interest income and lower non-interest expense partially offset by an increase in the provision for loan losses. The quarterly increase resulted from higher non-interest income and reduced provision for loan losses, offset by slightly lower net interest income, and higher non-interest expense during the third quarter compared to the same quarter in 2006.

          The return on average assets was 1.24% for the first nine months of 2007, which equaled the return for the same period a year ago. The return on average shareholders' equity was 13.97% for the first nine months of 2007, compared to 14.54% for the comparable 2006 period.

          Net Interest Income

          The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2007 and 2006, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the nine-month periods ended September 30, 2007 and 2006. Table 2 shows the effect on interest income and expense of changes in volume and interest rates.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$251,940	$15,200	8.0%	$246,502	$14,433	7.8%
Federal funds sold	10,988	456	5.5	7,732	299	5.2
Taxable investment securities(4)	28,744	1,113	5.2	23,123	753	4.3
Tax-exempt investment securities(1)	15,318	698	6.1	14,432	629	5.8
Total interest earning assets	306,990	17,467	7.6	291,789	16,114	7.4

Non-interest earning assets:
Cash and due from banks	8,963			9,184
Other assets	24,491			22,632
Less allowance for loan losses	(3,352)			(3,138)

Total assets	$337,092			$320,467

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$117,090	2,304	2.6%	$102,308	1,567	2.0%
Savings deposits	29,141	105	0.5	29,636	84	0.4
Time deposits	102,763	3,317	4.3	95,983	2,701	3.8
Securities sold under agreements to repurchase and federal funds purchased	420	12	3.8	406	7	2.3
Other borrowings	5,820	243	5.6	11,181	362	4.3
Subordinated debentures	5,155	304	7.9	5,155	296	7.7
Total interest bearing liabilities	260,389	6,285	3.2	244,669	5,017	2.7

Non-interest bearing liabilities:
Demand deposits	40,517			42,277
Other	4,147			4,255
Common stock subject to repurchase obligation	2,182			2,010
Shareholders' equity	29,857			27,256
Total liabilities and shareholders' equity	$337,092			$320,467
Net interest income		$11,182			$11,097
Interest rate spread			4.4%			4.7%
Net yield on interest earning assets			4.9%			5.1%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $237,000 and $43,000, respectively, for 2007 and $214,000 and $14,000, respectively, for 2006.
(2)	Average balance includes average nonaccrual loan balances of $3,377,000 in 2007 and $2,780,000 in 2006.
(3)	Interest income includes loan fees of $262,000 in 2007 and $320,000 in 2006.
(4)	Average balance includes average unrealized loss of ($28,000) in 2007 and ($230,000) in 2006 on available for sale securities. The yield was calculated without regard to this average unrealized loss.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands):
	Nine Months Ended September 30, 2007 Over 2006 Increase (Decrease) Due To

Interest income on:	Volume	Rate	Net

Loans	$322	$445	$767
Federal funds sold	134	23	157
Taxable investment securities	203	157	360
Tax-exempt investment securities	40	29	69

Total interest earning assets	$699	$654	$1,353

Interest expense on:

Demand deposits	$248	$489	$737
Savings deposits	(1)	22	21
Time deposits	200	416	616
Securities sold under agreements to repurchase & federal funds purchased	-	5	5
Other borrowings	(205)	86	(119)
Subordinated debentures	-	8	8

Total interest bearing liabilities	$242	$1,026	$1,268

Net interest income	$457	$(372)	$85

          As shown in Tables 1 and 2, tax-equivalent net interest income increased $85,000 in the first nine months of 2007 compared to the same period in 2006. A $5,438,000 increase in the average balances of loans and a 100 basis point increase in the prime rate that occurred from December 2005 through June 2006 increased interest income on loans by $767,000 for the nine months ended September 30, 2007, compared to the same period in 2006.

          Higher rates paid on NOW and money market accounts, along with an increase in average balances of $14,782,000, increased the demand deposit interest expense in the first nine months of 2007 by $737,000, compared to the same period in 2006. In addition, an increase in both the volume and rates paid on certificates of deposit caused an increase of $616,000 in time deposit interest expense for the first nine months of 2007 compared to the same period in 2006.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $280,000 and $228,000 for the nine months ended September 30, 2007 and 2006, respectively. These adjustments were computed using a 34% federal income tax rate.

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly, if necessary, to reflect changes in the factors above as well as actual charge-off experience and any known losses.

          The provision for loan losses was $95,000 higher in the first nine months of 2007 compared to 2006 due to higher average commercial loan balances, higher net charge-offs and continued concerns over the Michigan economy. The allowance was 1.34% of total loans at September 30, 2007 compared to 1.31% at December 31, 2006.

          Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2007 and 2006 were as follows:

(Dollars in Thousands)
	2007		2006
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$158	$62	$107	$26
Residential real estate	73	-	26	-
Consumer	163	79	59	37
Total	$394	$141	$192	$63

          Net charge-offs in the first nine months of 2007 were $253,000, or 0.13% of loans on an annualized basis. Net charge-offs in the first nine months of 2006 were $129,000, or 0.07% of loans on an annualized basis. Increases in consumer charge-offs occurred in 2007 due to increases in overdrawn checking and savings accounts that are charged off against the allowance for loan losses.

          Non-interest income

          Total non-interest income increased $30,000 or 2.9% in the third quarter of 2007 compared to the same period in 2006. Non-sufficient fund fees increased $11,000 and gain on sales of other real estate owned ("OREO") increased $37,000 for the third quarter of 2007 compared to 2006. Offsetting the increases was a reduction in the net gains on loan sales. Loans originated for sale declined $2 million, or 28.5% for the three-month period ended September 30, 2007 compared to the same period in 2006.

          Year-to-date total non-interest income for 2007 increased $115,000 or 3.9% over 2006. Non-sufficient fund fees increased $64,000 and gain on sales of OREO increased $53,000 for the nine-month period ended September 30, 2007 compared to the same period in 2006. Offsetting the increases was a year-to-date reduction in the net gains on loan sales. Loans originated for sale declined $5.9 million, or 29.8% in the first nine-month period of 2007, compared to the same period of 2006.

          Non-interest expense

          Total non-interest expense increased less than 1% for the three-month period ended September 30, 2007 compared to the same period in 2006. Salaries and benefits were $124,000 higher in the third quarter due to an increase in full time equivalent employees, annual salary adjustments, increased health insurance costs and an accrual for employee profit sharing. Additional employees were hired toward the end of 2006 to staff the new Marshall branch, which opened in February 2007. Occupancy increases are also attributable to the Marshall branch opening as higher depreciation, utilities, property taxes and maintenance costs are being recorded. Offsetting the increases was a decrease in pension expense due to the partial freezing of the plan in December 2006.

          Professional and outside services increased $81,000 or 67.5% during the third quarter of 2007 compared to the same period in 2006. Consulting services were used for implementation of new technology during the third quarter.

          Other non-interest expense decreased $223,000 or 29.2% during the third quarter of 2007 compared to the same period in 2006. A repossessed asset associated with a prior year failed commercial loan was written down and then sold at a loss during the third quarter of 2006.

          For the nine-month period ended September 30, 2007, non-interest expense decreased $133,000, or 1.4% from the comparable period in 2006. Salary and employee benefits and occupancy expense both increased for the same reasons discussed above.

          In addition, other non-interest expense decreased $489,000 or 22.8% during the first nine months of 2007 compared to the same period in 2006. Losses from the repossessed asset discussed above and a loss relating to customer check fraud was recorded during the nine-month period ended September 30, 2006.

          Professional and outside services decreased $275,000 or 35.2% during the nine months ended September 30, 2007 compared to the same period in 2006. In 2006, legal fees were incurred relating to the Bank serving as indenture trustee for bondholders in the Alanar matter, which is discussed in Southern's Amendment No. 2 to Form S-4 Registration Statement filed with the Commission on September 28, 2007. During the fourth quarter of 2006, the Bank was removed as indenture trustee resulting in lower legal fees during 2007. In addition, during 2006, marketing consultants were utilized to enhance current deposit offerings.

          Federal income taxes

          The provision for federal income taxes for the three months ended September 30, 2007 and 2006 resulted in an effective tax rate of 26.2% and 27.7%, respectively. For the nine months ended September 30, 2007 and 2006, the provision for federal income taxes resulted in an effective tax rate of 26.7% and 27.2%, respectively. The changes in such rate primarily result from changes in tax exempt interest and other income.

          Financial Condition

          Total assets increased $21 million, or 6.4%, as of September 30, 2007 compared to December 31, 2006. The securities available for sale portfolio increased $20.7 million during the nine-month period ended September 30, 2007 as excess funds were invested.

          Premises and equipment increased $1.7 million, or 19.4%, as of September 30, 2007 compared to December 31, 2006. Final work was completed on the Marshall Branch, which opened in February 2007. In addition, property adjacent to the main office was acquired during the third quarter of 2007 to provide for continued expansion.

          Deposits increased 4%, or $11.3 million, from December 31, 2006 to September 30, 2007 primarily in money market accounts. In addition, securities sold under agreements to repurchase were offered to a large deposit customer, with balances at September 30, 2007 increasing $8.4 million. Both increases were due to normal fluctuations in customer cash flows.

          Total shareholders' equity increased $2.2 million from the year ended December 31, 2006. The increase is primarily attributable to the current year's net income, offset by dividends declared to shareholders.

          The following table summarizes Southern's capital ratios as of September 30, 2007 and December 31, 2006:
	September 30, 2007	December 31, 2006	Regulatory Minimums
Total risk-based capital ratio	14.8%	14.1%	8.0%
Tier I capital ratio	13.5%	12.9%	4.0%
Leverage ratio	10.9%	10.8%	4.0%

          Contingent and Contractual Obligations

          At September 30, 2007, the Bank had no commitments under commercial letters of credit. The Bank had commitments under performance letter of credit agreements of $320,000 at September 30, 2007. Under standby letter of credit agreements, the Bank agrees to honor certain commitments in the event that its customers fail to do so. At September 30, 2007, commitments under outstanding standby letters of credit were $1,210,000. Loan commitments outstanding to extend credit totaled $47,098,000 at September 30, 2007.

          Management does not anticipate any losses as a result of the above transactions; however, the above amounts represent the maximum exposure to credit loss for loan commitments and commercial, performance and standby letters of credit.

          Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The Bank maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity.

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

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank. Southern also has a loan commitment from LaSalle Bank N.A. to lend Southern up to $10,000,000 to fund the acquisition of FNB and for general working capital purposes.

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

          Management believes the most significant impact on financial results is Southern's ability to react to changes in interest rates as discussed below.

Item 3.	Quantitative and Qualitative Disclosures About Market Risk

          Net interest income is the largest component of Southern's earnings. Net interest income is the difference between the yield on interest earning assets and the cost of interest bearing liabilities. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

          Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value; however, excessive levels of interest rate risk could pose a significant threat to Southern's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Southern's safety and soundness.

          A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-3% up and down ramped changes to interest rates. Assumptions in the simulation are based on management's best estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. Based on the results of the simulation model as of September 30, 2007, the Bank would expect a maximum potential reduction in net interest income of 6.1% if market rates increased or decreased under a 300 basis point ramp over one year.

          The market value of equity analysis estimates the change in the market value of the Bank's equity using interest rate change scenarios from +3% to -3% in 1% increments. The following table illustrates the percent change in the Bank's equity based on changes in market interest rates:
change in market value of equity
3% increase in market rates	-7.12%
2% increase in market rates	-4.98%
1% increase in market rates	-2.35%

No change	0.00%

1% decrease in market rates	1.71%
2% decrease in market rates	3.13%
3% decrease in market rates	4.84%

The results of both simulations at September 30, 2007 are within the guidelines set and approved by Southern's Board of Directors.

Management does not believe that there has been a material change in the nature or categories of the primary market risk exposures, or the particular markets that present the primary risk of loss to the Bank. As of the date of this report, management does not know of or expect there to be any material change in the general nature of its primary market risk exposure in the near term. The methods by which the Bank manages its primary market risk exposures, as described above, have not changed materially since the end of 2006. As of the date of this report, management does not expect to make material changes in those methods in the near term. The Bank may change those methods in the future to adapt to changes in circumstances or to implement new techniques.

The Bank's market risk exposure is mainly comprised of its vulnerability to interest rate risk. Prevailing interest rates and interest rate relationships are primarily determined by market factors that are beyond the Bank's control. All information provided in response to this item consists of forward-looking statements. Reference is made to the section captioned "Forward-Looking Statements" for a discussion of the limitations on Southern's responsibility for such statements. In this discussion, "near term" means a period of one year following the date of the most recent balance sheet contained in this report.

Item 4T.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of Southern's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern's disclosure controls and procedures as of September 30, 2007. Based on and as of the time of that evaluation, Southern's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern's disclosure controls and procedures were effective as of the end of the period covered by this report.

          There was no change in Southern's internal control over financial reporting that occurred during the three months ended September 30, 2007 that has materially affected, or that is reasonably likely to materially affect, Southern's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

          Information concerning risk factors is contained in the section entitled "Risk Factors" in Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement, filed with the Securities and Exchange Commission on September 28, 2007. As of the date of this report, Southern does not believe that there has been a material change in the nature or categories of Southern's risk factors, as compared to the information disclosed in Southern's Registration Statement.
Item 6.	Exhibits

          Exhibits.  The following exhibits are filed as part of this report on Form 10-Q:
Exhibit Number	Document

2

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed as Exhibit 2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 3.1 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 3.2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

4.1

Selected provisions of Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 4.1 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

4.2

Selected provisions of Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 4.2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN MICHIGAN BANCORP, INC.

Date: November 26, 2007	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 26, 2007	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

2

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed as Exhibit 2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 3.1 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 3.2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

4.1

Selected provisions of Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 4.1 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

4.2

Selected provisions of Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed as Exhibit 4.2 to Southern Michigan Bancorp, Inc.'s Amendment No. 2 to Form S-4 Registration Statement with the Commission on September 28, 2007. Incorporated herein by reference.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.