Form 10-K
period 2007-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2008-03-28
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2007

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

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

Securities registered pursuant to Section 12(g) of the Securities Exchange Act of 1934:

None
(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes           No   X

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes           No   X

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes   X     No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained in this form, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer           Accelerated filer           Non-accelerated filer           Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

As of December 1, 2007, the date of completion of the Registrant's initial public offering, the aggregate market value of common stock held by non-affiliates of the Registrant was $46,011,255. This amount is computed by reference to a price of $21.75 per share for the Registrant's common stock, which was the price at which the Registrant's common stock was last sold as of December 1, 2007.

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of March 14, 2008, was 2,307,924 shares.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook," or "strategy"; that an event or trend "may," "should," "will," or "is likely" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," "projects," or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity is forward-looking. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

          This section is intended to provide meaningful cautionary statements. This should not be construed as a complete list of all economic, competitive, governmental, technological, and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I
Item 1.	Business

General

          Southern Michigan Bancorp, Inc. ("Southern," the "Company," "We," or "Us") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Southern was incorporated on March 1, 1982, as a Michigan corporation. Southern was formed to create a bank holding company for the purpose of acquiring all of the capital stock of Southern Michigan Bank & Trust, a Michigan state-chartered bank ("Southern Michigan Bank") (formerly Southern Michigan National Bank), which it did in November 1982. Southern is also the parent company of FNB Financial, a Michigan state-chartered bank (formerly The First National Bank of Three Rivers), which it acquired on December 1, 2007, and Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. At December 31, 2007, Southern, on a consolidated basis, had shareholders' equity of $44.2 million.

          Southern Michigan Bank is the parent company of SMB Mortgage Company, a Michigan corporation, and SMB&T Financial Services, Inc., a Michigan corporation. FNB Financial is the parent company of FNB Financial Services, Inc., a Michigan corporation.

          Through our bank subsidiaries, we operate 18 banking offices located in Athens, Battle Creek, Camden, Cassopolis, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, North Adams, Tekonsha, Three Rivers, and Union City, Michigan. At December 31, 2007, on a consolidated basis, we had assets of $480.2 million, deposits of $399.2 million, a net loan portfolio of $330.8 million, and had trust assets totaling $203.4 million.

          Our business, which we conduct primarily through our bank subsidiaries, is commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. No material part of our business is dependent upon a single customer or very few customers, the loss of which would have a material adverse effect on us.

Competition

          Our business is highly competitive. We face significant competition from commercial banks, saving and loan associations, credit unions, commercial and consumer finance companies, insurance companies and leasing companies. We also face competition from money market mutual funds, investment and brokerage firms and nonfinancial institutions, which provide many of the financial services we offer. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

Supervision and Regulation

          We are extensively regulated and are subject to a comprehensive regulatory framework that imposes restrictions on our activities, minimum capital requirements, lending and deposit restrictions, and numerous other requirements. This system of regulation is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank subsidiaries are also subject to various federal and state laws and regulations.

          Southern

          Southern is subject to supervision and regulation by the Federal Reserve System. Our activities are generally limited to owning or controlling banks and engaging in such other activities as the Federal Reserve System may determine to be closely related to banking. Prior approval of the Federal Reserve System, and in some cases various other government agencies, is required for us to acquire control of any additional bank holding companies, banks or other operating subsidiaries. We are subject to periodic examination by the Federal Reserve System, and are required to file with the Federal Reserve System periodic reports of our operations and such additional information as the Federal Reserve System may require.

          Southern is a legal entity separate and distinct from our bank subsidiaries. There are legal limitations on the extent to which our bank subsidiaries may lend or otherwise supply funds to us. Payment of dividends to us by our bank subsidiaries, our principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, a subsidiary bank's ability to pay dividends to us is subject to the following restrictions:
•	A bank may not declare or pay a dividend if a bank's surplus would be less than 20% of its capital after payment of the dividend.

•	A bank may not declare a dividend except out of net income then on hand after deducting its losses and bad debts.

•	A bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

•	A bank may not pay a dividend from capital or surplus.

          Under Federal Reserve System policy, we are expected to act as a source of financial strength to our bank subsidiaries and to commit resources to support both banks. In addition, if the Michigan Office of Financial and Insurance Services ("OFIS") deems a bank subsidiary's capital to be impaired, OFIS may require the bank to restore its capital by a special assessment on us as the bank's only shareholder. If we failed to pay any assessment, our directors would be required, under Michigan law, to sell the shares of the bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank's capital.

          The Federal Reserve System uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses. As of the date of this report, Southern and its bank subsidiaries are "well-capitalized" under the capital adequacy guidelines.

          The Banks

          Southern Michigan Bank and FNB Financial are chartered under Michigan law and are subject to regulation by OFIS. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

          The banks' deposits are insured by the Federal Deposit Insurance Corporation ("FDIC") to the extent provided by law. From time to time, the banks are required to pay deposit insurance premiums to the Deposit Insurance Fund ("DIF"). The amount of the premiums varies and are generally determined by the FDIC based on the balance of insured deposits and the amount of risk each institution poses to the DIF. Both banks are members of the Federal Home Loan Bank system. This provides certain advantages to them, including favorable borrowing rates for certain funds.

          Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, The Bank Secrecy Act, Office of Foreign Assets Control regulations, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

          Bank holding companies may acquire banks and other bank holding companies located in any state in the United States without regard to geographic restrictions or reciprocity requirements imposed by state banking law. Banks may also establish interstate branch networks through acquisitions of and mergers with other banks. The establishment of de novo interstate branches or the acquisition of individual branches of a bank in another state (rather than the acquisition of an out-of-state bank in its entirety) is allowed only if specifically authorized by state law.

          Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code of 1999 permits, in appropriate circumstances and with the approval of the OFIS, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan.

Environmental Regulations

          In our business, we hold title on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes and properties taken in or in lieu of foreclosure to satisfy loans in default. Under current federal laws, present and past owners of real property are exposed to liability for the cost of cleanup of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Although management is currently aware of no such environmental liabilities attributable to us or any of our properties, any such liabilities could have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

          As of December 31, 2007, Southern Michigan Bank employed 150 total employees and 142 full-time equivalent employees and FNB Financial employed 66 total employees and 60 full-time equivalent employees. Southern's only employees as of the same date were its five executive officers (four of whom are also employed by Southern Michigan Bank and one of whom is also employed by FNB Financial).

Statistical Information

          Additional statistical information describing our business appears in the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

          Southern acquired FNB Financial Corporation on December 1, 2007. Statistical information presented for 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of information from 2007 to information in previous years must consider that information for FNB Financial Corporation is not included in information presented for periods before December 1, 2007.

          Securities Portfolio

          The book value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2007	2006	2005
U.S. Government and federal agency	$26,430	$13,997	$13,989
States and political subdivisions	33,352	17,741	20,525
Mortgage-backed securities	17,733	864	1,161
Corporate	-	3,000	-
Total	$77,515	$35,602	$35,675

          At the end of 2007 and 2006, the market value of securities issued by the State of Michigan and all its political subdivisions held by us totaled $20,900,000 and $11,383,000, respectively. No other securities of any single issuer held by us were greater than 10% of shareholders' equity.

          Presented below is the fair value of securities as of December 31, 2007 and 2006, a schedule of maturities of securities as of December 31, 2007, and the weighted average yields of securities as of December 31, 2007.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2007	Fair Value at Dec. 31, 2006
U.S. Government and
federal agency	$8,064	$14,304	$4,062	$-	$26,430	$13,997
States and political subdivisions	3,224	16,985	9,724	3,419	33,352	17,741
Mortgage-backed securities	180	2,414	1,593	13,546	17,733	864
Corporate	-	-	-	-	-	3,000
Total securities	$11,468	$33,703	$15,379	$16,965	$77,515	$35,602

	Weighted average yields(1)
U.S. Government and
federal agency	4.55%	4.88%	4.28%	-%
States and political subdivisions	3.58	4.36	4.04	3.07
Corporate	-	-	-	-
Mortgage-backed securities	5.65	4.88	4.74	5.21

______________
(1)	Yields are not presented on a tax-equivalent basis.

          The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          Loan Portfolio

          Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Commercial and agricultural	$84,937	$63,709	$61,019	$56,038	$54,848
Real estate - commercial	129,065	97,144	81,876	85,984	81,072
Real estate - construction	11,686	10,025	9,504	7,224	7,272
Real estate - residential	94,560	66,202	71,999	73,344	75,063
Consumer	15,730	15,745	18,316	18,794	14,815
Total loans, gross	$335,978	$252,825	$242,714	$241,384	$233,070

          We have no foreign loans.

          Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2007. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented, classified according to the sensitivity to changes in interest rates as of December 31, 2007.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$61,988	$141,830	$10,184	$214,002
Real estate - construction	7,712	2,836	1,138	11,686
Totals	$69,700	$144,666	$11,322	$225,688

Loan Sensitivity to Changes in Interest Rates		1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates		$116,809	$5,342	$122,151
Loans with floating or adjustable interest rates		27,857	5,980	33,837
Totals		$144,666	$11,322	$155,988

          Risk Elements

          The objective of our credit risk strategy is to quantify and manage credit risk on an aggregate portfolio basis, and to limit the risk of loss resulting from an individual customer default. This strategy has not changed over the past three years. Such strategy is based on three core principles: conservatism, diversification and monitoring. We believe that effective credit risk management begins with conservative lending practices. These practices include conservative underwriting, documentation, monitoring, and collection standards. Our credit risk strategy also emphasizes diversification on an industry and customer level, regular credit examinations, and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending activities are centralized, with lending officers delegated specific authority amounts. We have annual independent reviews of the quality of our underwriting and documentation and the accuracy of risk grades.

          Our credit review process and overall assessment of required allowances are based on ongoing quarterly assessments of the probable estimated losses inherent in our loan portfolio. We use these assessments to promptly identify potential problem loans within the portfolio, to maintain an adequate allowance for losses, and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review includes the use of a risk grading system.

          Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, advertisements, solicitations by lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions.

          Commercial and agricultural loans. We make loans for commercial purposes to sole proprietorships, partnerships, corporations and other business enterprises. We make agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agricultural loans may be secured, other than by real estate, or unsecured, and require repayment in one single payment or on an installment repayment schedule. Commercial and agricultural loans generally have final maturities of five years or less and are made with either fixed interest rates or rates that adjust based upon the national prime rate in effect at the time of the rate change.

          Commercial and agricultural lending involves certain risks relating to changes in local and national economic conditions and the resulting effect on commercial or agricultural borrowers. Such loans are subject to greater risk of default during periods of adverse economic conditions. Because such loans may be secured by equipment, inventory, accounts receivable and other non-real estate assets, the collateral may not be sufficient to ensure full payment of the loan in the event of a default. To reduce such risk, we may obtain the personal guarantees of one or more of the principals of the borrowers.

          Real estate - residential loans. We make residential real estate loans secured by first mortgages on one-to-four family residences, with a majority being single family residences. These loans are typically limited in relationship to the appraised value of the real estate and improvements at the time of origination of the loan.

          Real estate - commercial loans. We make non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses, apartment buildings, and other commercial properties. These loans typically have a higher degree of risk than residential lending. The increased risk is due primarily to the dependence of the borrower on the cash flow from the property or the business operated on the property to service the loan.

          Real estate - construction loans. Construction loans are made to finance land development before erecting new structures and to finance the construction of new buildings or additions to existing buildings. Many of the construction loans we make are to owner occupants for the construction of single family homes. Other loans we make are to builders and developers for various projects.

          Consumer loans. We make a variety of consumer loans to individuals for family, household, and other personal purposes. We make these loans for the purpose of financing the purchase of vehicles or furniture, educational expenses, medical expenses, vacation expenses, and other consumer purposes. Consumer loans may be secured, other than by real estate, or unsecured, and generally require repayment on an installment repayment schedule.

          The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2007	2006	2005	2004	2003
Loans accounted for on a non-accrual basis	$4,405	$3,518	$2,590	$2,002	$3,586
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	429	6	996	1,499	2
Loans defined as "troubled debt restructurings"	-	-	-	-	-
Totals	$4,834	$3,524	$3,586	$3,501	$3,588

          A loan is placed on nonaccrual status at the point in time at which the collectibility of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$278	$326	$202	$103	$291
Interest on non-performing loans that was actually recorded when received	$21	$-	$26	$102	$39

          Potential Problem Loans

          At December 31, 2007, there were $17.3 million of loans not disclosed above where some concern existed as to the borrowers' abilities to comply with original loan terms. We allocated $1,013,137 in the aggregate for loan losses for nonperforming and potential problem loans as of December 31, 2007. However, our allowance for loan losses is also available for potential problem loans.

          Loan Concentrations

          As of December 31, 2007, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listed in Note E to the consolidated financial statements.

          Summary of Loan Loss Experience

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2007	2006	2005	2004	2003

Balance at January 1	$3,302	$3,167	$3,459	$3,252	$3,512

Charge-offs:
Commercial and agricultural	81	367	1,016	73	978
Real estate - commercial	78	38	15	47	257
Real estate - construction	32	-	-	-	-
Real estate - residential	106	110	42	65	87
Consumer	228	70	98	77	138
Total charge-offs	525	485	1,171	262	1,460

Recoveries:
Commercial and agricultural	61	14	44	364	148
Real estate - commercial	10	16	8	11	-
Real estate - construction	-	-	-	-	-
Real estate - residential	-	18	3	1	7
Consumer	105	72	74	93	145
Total recoveries	176	120	129	469	300

Net charge-offs/(recoveries)	349	365	1,042	(207)	1,160

Addition resulting from FNB acquisition	1,458	-	-	-	-
Additions charged to operations(1)	745	500	750	-	900

Balance at December 31	$5,156	$3,302	$3,167	$3,459	$3,252

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.13%	0.15%	0.42%	(0.09)%	0.49%

_________________________________
(1)

The allowance for loan losses is maintained at a level which, in management's opinion, is adequate to absorb probable incurred loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors management considers in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, historical loan loss experience, loan volume, portfolio mix, concentrations of credit and lending policies, procedures, and personnel.

During 2007 management added $745,000 to the allowance. The provision reflects net charge off experience, the growth of the commercial portfolio, and the continued decline in the Michigan economy and the local real estate market. During 2006, management added $500,000 to the allowance. Approximately half was provided to support the commercial loan growth in the portfolio, with additional provision recorded to provide for charge-offs that did not have specific reserves allocated and to increase the provision due to economic conditions in Michigan. During 2005 management added $750,000 to the allowance as specific reserves increased and charge-offs exceeded historical trends. Southern experienced net recoveries for the year ended 2004, reduced loans with specific reserves and decreased loan delinquencies. The decrease in the 2003 allowance and provision for loan losses occurred as allocations for specific loans decreased.

           The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)
	2007	2006	2005	2004	2003
Commercial (including agricultural, real estate and construction)	$4,605	$3,051	$2,840	$3,135	$3,001
Real estate - residential	396	126	180	136	111
Consumer	155	125	147	188	140
Unallocated	-	-	-	-	-
Total allowance	$5,156	$3,302	$3,167	$3,459	$3,252

          The Securities and Exchange Commission's guide on statistical disclosure by bank holding companies provides for a break down of the allowance for loan losses into major loan categories. We allocate the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being probable problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any losses without regard to the category or categories in which the charged off loans are classified.

          The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2007	2006	2005	2004	2003
Commercial and agricultural	25.3%	25.2%	25.2%	23.2%	23.5%
Real estate - commercial	38.4	38.4	33.7	35.6	34.8
Real estate - construction	3.5	4.0	3.9	3.0	3.1
Real estate - mortgage	28.1	26.2	29.7	30.4	32.2
Consumer	4.7	6.2	7.5	7.8	6.4
Total	100.0%	100.0%	100.0%	100.0%	100.0%

          Deposits

          The following schedule presents the average deposit balances by category and the average rates paid by category for the respective years.

(Dollars in thousands)
	2007		2006		2005
Noninterest-bearing demand	$42,618	-	$42,146	-	$43,218	-
Interest-bearing demand	119,118	2.61%	104,108	2.16%	97,013	1.29%
Savings	31,874	0.59%	29,295	0.39%	32,296	0.37%
Certificates of deposit	103,819	4.30%	96,751	3.85%	88,629	3.01%
Total	$297,429	3.04%	$272,300	2.64%	$261,156	1.86%

          The following table illustrates the maturities of certificates of deposits issued in denominations of $100,000 or more as of December 31, 2007.

(Dollars in thousands)
Maturing in less than 3 months	$8,742
Maturing in 3 to 6 months	8,993
Maturing in 6 to 12 months	6,584
Maturing in more than 12 months	18,195
Total	$42,514

          Return on Equity and Assets

          The following schedule presents ratios for the years ended December 31:
	2007	2006	2005
Return on assets (net income divided by average total assets)	1.18%	1.25%	1.19%

Return on equity (net income divided by average equity)(1)	12.72%	14.54%	14.81%

Dividend payout ratio (dividends declared per share divided by net income per share)	36.90%	34.44%	31.69%

Equity to assets ratio (average equity divided by average total assets)(1)	9.27%	8.56%	8.06%

_________________
(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average accumulated other comprehensive income.

Item 1A.	Risk Factors

Risks Associated with Southern Common Stock

There is not an active public trading market for Southern common stock.

          Southern common stock is traded in the OTC Bulletin Board market. Transactions in the stock are relatively infrequent. Southern does not expect an active trading market for Southern common stock to develop in the near future.

Southern's ability to pay dividends is limited and Southern may be unable to pay future dividends.

          Southern's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Southern's subsidiary banks to pay dividends to Southern is limited by their obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If Southern or its subsidiary banks do not satisfy these regulatory requirements, Southern would be unable to continue to pay dividends on its common stock.

Southern may issue additional shares of its common stock in the future, which would dilute a shareholder's ownership of Southern common stock if the shareholder did not, or was not permitted to, invest in the additional issuances.

          Southern's articles of incorporation authorize its board of directors, without shareholder approval, to, among other things, issue additional common stock. The issuance of any additional shares of Southern common stock could be substantially dilutive to a shareholder's ownership of Southern common stock. To the extent that Southern issues stock appreciation rights, options or warrants to purchase Southern common stock in the future and those stock appreciation rights, options or warrants are exercised, Southern's shareholders may experience further dilution. Holders of shares of Southern common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, Southern's shareholders may not be permitted to invest in future issuances of Southern common stock.

Southern may issue debt and equity securities that are senior to Southern common stock as to distributions and in liquidation, which could negatively affect the value of Southern common stock.

          In the future, Southern may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of Southern's assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of Southern's liquidation, its lenders and holders of its debt securities would receive a distribution of Southern's available assets before distributions to the holders of Southern common stock. Because Southern's decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond Southern's control, Southern cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Further, market conditions could require Southern to accept less favorable terms for the issuance of its securities in the future. Thus, shareholders bear the risk of Southern's future offerings reducing the value of their shares of Southern common stock and diluting their interest in Southern.

Unless a shareholder obtains prior consent from Southern, the shareholder will not be permitted to transfer to another party the shareholder's shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock.

          Southern's articles of incorporation provide that a shareholder may not transfer shares of Southern common stock without the consent of Southern, if, as a result of an attempted transfer, the party who would receive the shares would own fewer than 100 shares of Southern common stock. "Transfer" means any type of disposition, including a sale, gift, contribution, pledge, or other action that results in a change of record ownership of any share of Southern common stock. Southern may withhold its consent in its discretion. This restriction will limit the transferability of shares of Southern common stock and, unless a shareholder obtains Southern's prior consent, the shareholder will be prohibited from transferring fewer than 100 shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock.

Risks Related to Southern's Business

The integration of FNB Financial Corporation into Southern may be more difficult, costly, or time-consuming than we expect.

          Before completion of the merger of FNB Financial Corporation into Southern, each company operated independently. It is possible that the integration process post-merger could result in the loss of key employees or disruption of either or both of the banks' ongoing business or inconsistencies in standards, procedures and policies that would adversely affect the banks' ability to maintain relationships with clients and employees or to achieve the anticipated benefits of the merger. If Southern has difficulties with the integration process, Southern might not achieve the economic benefits expected to result from the merger. As with any merger of banking institutions, the merger may also result in business disruptions that cause either or both of the banks to lose customers or cause customers to remove their deposits or loans from the banks and move their business to competing financial institutions.

          Southern believes it has reasonably estimated the likely costs of integrating the operations of FNB into Southern and the incremental costs of operating as a combined organization. However, it is possible that unexpected transaction costs, such as taxes, or unexpected future operating expenses, such as increased personnel costs or increased taxes, and other types of unanticipated adverse developments, could have an adverse effect on the results of operations and financial condition of Southern. If unexpected costs are incurred, the merger could have a significant dilutive effect on Southern's earnings per share. In other words, if Southern incurs such unexpected costs and expenses as a result of the merger, Southern believes that the earnings per share of Southern common stock could be less than they would have been if the merger had not been completed.

          Efforts by management to integrate FNB Financial Corporation into Southern could distract management from the other business and operations of Southern. Any such distraction on the part of management, if significant, could affect its ability to manage existing business and develop new business and adversely affect the business and earnings of Southern.

If Southern's allowance for loan losses is not sufficient to cover actual loan losses, Southern's earnings could decrease.

          Southern's loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. Southern may experience significant loan losses, which could have a material adverse effect on its operating results and financial condition. Southern's management makes various assumptions and judgments about the collectibility of Southern's loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Southern's loans. Southern maintains an allowance for loan losses to cover loan losses that may occur. In determining the size of the allowance, Southern relies on an analysis of its loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As Southern expands into new markets, its determination of the size of the allowance could be understated due to Southern's lack of familiarity with market-specific factors.

          If Southern's assumptions are wrong, its current allowance may not be sufficient to cover loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in Southern's loan portfolio. Material increases to Southern's allowance would materially decrease its net income.

          In certain situations, where collection efforts are unsuccessful or acceptable work-out arrangements cannot be reached, Southern may have to write off certain loans in whole or in part. In such situations, Southern may acquire real estate or other assets, if any, which secure the loans through foreclosure or other similar available remedies. In such cases, the amount owed under the defaulted loan often exceeds the value of the assets acquired.

          In addition, federal and state regulators periodically review Southern's allowance for loan losses and may require Southern to increase its provision for loan losses or recognize further loan charge-offs based on judgments different than those of Southern's management. Any increase in Southern's allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a negative effect on Southern's operating results.

Losses on loans acquired as a result of the merger could result in a decrease in Southern's earnings.

          As a result of the merger of FNB Financial Corporation into Southern, Southern acquired FNB Financial and its entire loan portfolio. FNB Financial's loans were not underwritten and administered under the supervision of Southern's management or under Southern's loan policies, and future loan loss development on the acquired loan portfolio may be different, and may be less favorable, than Southern's historical loan loss experience. FNB Financial's recent historical loan loss experience has been less favorable than Southern's. Thus, it is possible that the merger will result in Southern being forced to increase its consolidated provisions for loan losses in the future resulting in a decrease in Southern's earnings.

Southern's loan portfolio includes a substantial percentage of commercial and industrial loans, which may be subject to greater risks than those related to residential loans.

          Southern's loan portfolio includes a substantial percentage of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risks than home equity loans or residential mortgage loans. Any significant failure to pay on time by Southern's customers would hurt Southern's earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. The repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower's ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, Southern may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Prepayments of loans may negatively impact Southern's business.

          Generally, customers of Southern may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers' discretion. If customers prepay the principal amount of their loans, and Southern is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, Southern's interest income will be reduced. A significant reduction in interest income could have a negative impact on Southern's results of operations and financial condition.

Changes in interest rates may negatively affect Southern's earnings and the value of its assets.

          Changes in interest rates may affect Southern's level of interest income, the primary component of its gross revenue, and the level of its interest expense, Southern's largest recurring expenditure. Changes in prevailing interest rates are not within our control and could adversely affect our financial condition and results of operations.

Loss of Southern's Chief Executive Officer or other executive officers could adversely affect its business.

          Southern's success is dependent upon the continued service and skills of its executive officers and senior management. If Southern loses the services of these key personnel, it could have a negative impact on Southern's business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of John H. Castle, Southern's Chairman and Chief Executive Officer; Kurt G. Miller, Southern's President; Richard E. Dyer, Southern's Executive Vice President; and Danice L. Chartrand, Southern's Chief Financial Officer; would be particularly difficult to replace.

Southern's continued growth may require it to raise additional capital in the future, but that capital might not be available on acceptable terms when it is needed.

          Southern is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Southern expects that it may need to raise additional capital to support its continued growth. Southern's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside Southern's control, and on its financial performance. Southern cannot assure you of its ability to raise additional capital on terms acceptable to Southern. If Southern cannot raise additional capital when needed, its ability to further expand its operations through organic growth and acquisitions could be materially impaired.

Southern's business is subject to the success of the local economies where it operates.

          Southern's success significantly depends upon the economy, population, income levels, deposits and housing starts in the southwest Michigan market. If this market does not grow or if prevailing economic conditions locally or nationally are unfavorable, Southern's business may be adversely affected. Adverse economic conditions in southwest Michigan, including the loss of certain significant employers, could reduce Southern's growth rate, affect the ability of its customers to repay their loans to Southern, and generally adversely affect Southern's financial condition and results of operations. Southern is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

          Any adverse market or economic conditions in Michigan may disproportionately increase the risk that Southern's borrowers are unable to make their loan payments. In addition, the market value of the real estate securing loans as collateral could be adversely affected by unfavorable changes in market and economic conditions. A sustained period of increased payment delinquencies, foreclosures or losses caused by adverse market or economic conditions in the State of Michigan could adversely affect the value of Southern's assets, revenues, results of operations and financial condition.

          Commercial banks and other financial institutions are affected by economic and political conditions, both domestic and international, and by governmental monetary policies. Conditions such as inflation, recession, unemployment, high interest rates, short money supply, scarce natural resources, international disorders, terrorism and other factors beyond Southern's control may adversely affect profitability.

Southern's recent operating results may not be indicative of its future operating results.

          Southern may not be able to sustain its historical rate of growth or may not even be able to grow its business at all. In the future, Southern may not have the benefit of a favorable interest rate environment, a strong residential mortgage market, or the ability to find suitable candidates for acquisition. Various factors, such as economic conditions, regulatory and legislative considerations and competition, may also impede or prohibit Southern's ability to expand its market presence. If Southern experiences a significant decrease in its historical rate of growth, Southern's results of operations and financial condition may be adversely affected due to a high percentage of its operating costs being fixed expenses.

Competition from competing financial institutions and other financial service providers may adversely affect Southern's profitability.

          The banking business is highly competitive and Southern experiences competition in each of its markets from many other financial institutions. Southern competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, national and international financial institutions that operate offices in Southern's primary market areas and elsewhere. In addition, some of the institutions that Southern competes against are not subject to the same regulatory restrictions as Southern, and accordingly, may have certain, inherent, cost advantages.

          Southern competes with these institutions both in attracting deposits and in making loans. Price competition for loans might result in Southern originating fewer loans, or earning less on its loans, and price competition for deposits might result in a decrease in Southern's total deposits or higher rates on its deposits. In addition, Southern has to attract its customer base from other existing financial institutions and from new residents. Many of Southern's competitors are larger financial institutions. While Southern believes it can and does successfully compete with these other financial institutions in its primary markets, Southern may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification, and inability to spread its marketing costs across a broader market. Although Southern competes by concentrating its marketing efforts in its primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, Southern can give no assurance that this strategy will be successful.

Compliance with the Securities Exchange Act of 1934 may adversely effect Southern's earnings.

          As a result of the merger, Southern is subject to the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and other laws, rules and regulations applicable to registered companies that were not applicable to Southern before the merger. Southern will incur substantial additional expenses to comply with these laws and regulations that may adversely effect its earnings when compared to prior periods. Complying with these laws and regulations will require substantial time and attention of Southern's board of directors and management, reducing the time and attention they will have available for integrating FNB Financial Corporation's business and operations and managing the combined organization. Companies that are subject to these laws and regulations are also believed to be subject to a greater risk of litigation and liability than companies that are not.

Southern is subject to extensive regulation that could limit or restrict its activities.

          Southern operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Southern's compliance with these regulations is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Southern is also subject to capitalization guidelines established by its regulators, which require Southern to maintain adequate capital to support its growth.

          The laws and regulations applicable to the banking industry could change at any time, and Southern cannot predict the effects of these changes on its business and profitability. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, Southern's cost of compliance could adversely affect its ability to operate profitably.

Future claims could be made against Southern or Southern Michigan Bank related to their relationship with Alanar, Inc. and its affiliates.

          Southern Michigan Bank previously served as indenture trustee and also is the depository bank in connection with certain bond offerings underwritten by Alanar, Inc. Southern Michigan Bank also is party to an agreement with Guardian Services, LLC, an affiliate of Alanar, Inc., to provide fiduciary oversight services related to the custodianship of certain individual retirement accounts that invested in bonds underwritten by Alanar, Inc. On July 26, 2005, the SEC obtained a court order freezing all assets under the control of Alanar, Inc., Guardian Services, LLC, and their affiliates, including all accounts at Southern Michigan Bank. Alanar, Inc., Guardian Services, LLC, and their affiliates have been under court-appointed monitorship since July 26, 2005 and in receivership since December 20, 2005. The SEC and the receiver have alleged that Alanar, Inc., Guardian Services, LLC, and their affiliates engaged in fraud and other improper conduct to hide bond defaults in connection with over 340 bond offerings. Southern Michigan Bank has not served as indenture trustee since November 16, 2006, when the court approved the removal of Southern Michigan Bank as trustee so that the receiver could assume this role to promote efficiency in the administration of the receivership. On August 28, 2007, the court approved a plan of receivership pursuant to which another bank is eventually expected to serve as the depository bank for the bond issuances and Southern Michigan Bank's agreement with Guardian Services, LLC related to the individual retirement accounts will eventually be terminated. Upon the occurrence of these events, it is expected that Southern Michigan Bank will not have any further relationship with Alanar or its affiliates. No claims with respect to this matter have been filed against Southern or Southern Michigan Bank by any person or entity. There can be no assurance, however, that Southern or Southern Michigan Bank will not be subject to future claims arising out of their relationship with Alanar, Inc. and Guardian Services, LLC. Protracted litigation or an adverse decision or settlement of any such action or proceeding could have a material adverse effect on the financial position, business, prospects, and results of operation of Southern or Southern Michigan Bank. For more information, see "Legal Proceedings-Alanar, Inc." on page 76.

If Southern is required to write down goodwill, its financial condition and results of operations would be negatively affected.

          A substantial portion of the value of the merger consideration paid in connection with the merger of FNB Financial Corporation was allocated to goodwill on Southern's consolidated balance sheets. The amount of the purchase price that is allocated to goodwill is determined by the excess of the purchase price over the fair value of net identifiable assets acquired. Southern is required to conduct an annual review to determine whether goodwill is impaired.

          Goodwill is tested for impairment annually in the fourth quarter. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include a significant adverse change in business climate; a significant unanticipated loss of clients/assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality.

          Southern cannot assure you that it will not be required to take an impairment charge in the future. Any material impairment charge would have a negative effect on Southern's financial results and shareholders' equity.

Environmental liability associated with commercial lending could result in losses.

          In the course of its business, Southern may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, Southern might be required to remove these substances from the affected properties at Southern's sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. Southern may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on Southern's business, results of operations and financial condition.

Attractive acquisition opportunities may not be available to Southern in the future, which may negatively impact Southern's ability to grow its business and effectively compete in existing and new markets.

          Southern will continue to consider the acquisition of other businesses. However, Southern may not have the opportunity to make suitable acquisitions on favorable terms in the future. Southern expects that other banking and financial companies, many of which have significantly greater resources than Southern does, will compete with Southern to acquire compatible businesses. This competition could increase prices for acquisitions that Southern might likely pursue. Also, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. Failure to maintain regulatory compliance with the various regulations applicable to Southern could make regulatory approvals difficult to obtain. If Southern fails to receive the appropriate regulatory approvals, Southern will not be able to consummate an acquisition that Southern believes is in its best interests.

Southern may face risks with respect to future expansion and acquisitions or mergers, which include substantial acquisition costs, an inability to effectively integrate an acquired business into Southern's operations, lower than anticipated profit levels, and economic dilution to shareholders.

          Southern may seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. Southern may also consider and enter into new lines of business or offer new products or services. Southern may incur substantial costs to expand. An expansion may not result in the levels of profits it seeks or levels of profits comparable to or better than Southern's historical experience. Integration efforts for any future mergers or acquisitions may not be successful, which could have a material adverse effect on Southern's operations and financial condition. Also, Southern may issue equity securities, including Southern common stock and securities convertible into shares of Southern common stock, in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders.

Item 1B.	Unresolved Staff Comments

          None.

Item 2.	Properties

Our offices are as follows:

Southern's, Southern Michigan Bank's, and the SMB Mortgage Company's main office:
   51 West Pearl Street, Coldwater, Michigan
   Office is owned by Southern Michigan Bank and comprises 27,945 square feet.

Southern Michigan Bank's branch office:
   2 West Chicago Street, Coldwater, Michigan
   Office is owned by Southern and comprises 16,848 square feet.

Southern Michigan Bank's branch office (drive-thru only):
   441 East Chicago Street, Coldwater, Michigan
   Office is owned by Southern Michigan Bank and comprises 990 square feet.

Southern Michigan Bank's branch office:
   10 East Carlson, Hillsdale, Michigan
   Office is owned by Southern Michigan Bank and comprises 4,353 square feet.

Southern Michigan Bank's branch office:
   202 North Main, Tekonsha, Michigan
   Office is owned by Southern Michigan Bank and comprises 2,928 square feet.

Southern Michigan Bank's branch office:
   5350 East Beckley Road, Battle Creek, Michigan
   Office is owned by Southern and comprises 14,274 square feet.

Southern Michigan Bank's branch office:
   1110 West Michigan Avenue, Marshall, Michigan
   Office is owned by Southern Michigan Bank and comprises 8,788 square feet.

Southern Michigan Bank's branch office:
   225 North Broadway, Union City, Michigan
   Office is owned by Southern Michigan Bank and comprises 4,542 square feet.

Southern Michigan Bank's branch office:
   102 East Main Street, North Adams, Michigan
   Office is owned by Southern Michigan Bank and comprises 1,292 square feet.

Southern Michigan Bank's branch office:
   100 West Burr Oak, Athens, Michigan
   Office is owned by Southern Michigan Bank and comprises 2,120 square feet.

Southern Michigan Bank's branch office:
   107 North Main Street, Camden, Michigan
   Office is owned by Southern Michigan Bank and comprises 2,375 square feet.

FNB Financial's and FNB Financial Services' main office:
   88 North Main Street, Three Rivers, Michigan
   Office is owned by FNB Financial and comprises approximately 14,256 square feet.

FNB Financial's branch office:
   1200 North Main Street, Three Rivers, Michigan
   Office is owned by FNB Financial and comprises approximately 3,321 square feet.

FNB Financial's branch office:
   225 U.S. 131, Three Rivers, Michigan
   Office is owned by FNB Financial and comprises approximately 900 square feet.

FNB Financial's branch office:
   901 East State Street, Cassopolis, Michigan
   Office is leased by FNB Financial and comprises approximately 220 square feet.

FNB Financial's branch office:
   235 East Main Street, Centreville, Michigan
   Office is owned by FNB Financial and comprises approximately 1,945 square feet.

FNB Financial's branch office:
   345 North Washington Street, Constantine, Michigan
   Office is owned by FNB Financial and comprises approximately 2,400 square feet.

FNB Financial's branch office:
   136 North Nottawa Road, Mendon, Michigan
   Office is owned by FNB Financial and comprises approximately 2,700 square feet.

FNB Financial's loan production office:
   212 South Front Street, Dowagiac, Michigan
   Office is leased by FNB Financial and comprises approximately 2,900 square feet.
Item 3.	Legal Proceedings

          As of March 14, 2008, there are no significant pending legal proceedings to which we are a party or to which any of our properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, resolution of pending legal proceedings will not have a material effect on the consolidated financial condition of Southern.

Alanar, Inc.

          From approximately December 2001 through November 16, 2006, Southern Michigan Bank served as the indenture trustee on 49 bond offerings that were underwritten by Alanar, Inc. ("Alanar"), an Indiana broker-dealer firm specializing in bond offerings by churches. Southern Michigan Bank also serves as the depository bank in connection with these 49 offerings, as well as an additional 35 bond offerings underwritten by Alanar for which Southern Michigan Bank was not the indenture trustee. Southern Michigan Bank also is party to an agreement dated December 27, 2000 with Guardian Services, LLC ("Guardian"), an affiliate of Alanar, pursuant to which Southern Michigan Bank agreed to provide fiduciary oversight services to Guardian and Guardian agreed to provide accounting, reporting and custodial services for individual retirement accounts.

          On July 26, 2005, the SEC obtained a court order freezing all assets under the control of Alanar, Guardian and their affiliates, including all accounts at Southern Michigan Bank. On October 5, 2005, the SEC issued an order finding that the defendants made misrepresentations to investors and misused investment proceeds from church bond issuances and the sale of bond investment fund units. The SEC revoked Alanar's registration as a broker and dealer and barred certain control persons from associating with any broker or dealer.

          Alanar, Guardian and their affiliates have been under court-appointed monitorship since July 26, 2005 and in receivership since December 20, 2005. The receiver has asserted that Alanar, Guardian and their affiliates operated a Ponzi scheme by improperly using the various accounts to make payments to investors in other bond offerings, to pay other defaulted bonds and to trade in securities in a commingled investment account. The receiver has alleged that Alanar failed to perform an independent credit analysis of the churches before issuance of the bonds, but was able to hide a high rate of bond defaults by using improper transfers between the various accounts so that new investor money was allegedly used to pay returns to old investors. The receiver has further asserted that Alanar sold the bonds for the churches by focusing on the elderly and other unsophisticated investors who had a desire to help in the financing of churches. Sales were accomplished through prospectuses and placement memoranda prepared by Alanar that allegedly violated the securities laws by failing to disclose the roles and relationships of the paying agents, indenture trustees, registrars and other parties; the conflicts of interest and compensation of Alanar and its affiliates; and the multiple improper uses of funds in the alleged Ponzi scheme.

          According to the receiver's reports, as of April 30, 2007, there was a total of approximately $139,500,000 in outstanding principal and $59,300,000 in past due interest on all the bonds related to the Alanar receivership matter. Of this total indebtedness for all Alanar-related bonds, approximately $28,700,000 in principal and $6,000,000 in interest (18% of the total indebtedness) related to bonds for which Southern Michigan Bank previously served as the indenture trustee and for which the issuers had not made payments into their bond repayment accounts sufficient to pay their bond indebtedness completely. Of this $28,700,000 in principal indebtedness, the receiver's reports show that 11 issuers representing approximately $11,000,000 (38%) in combined bond principal were in default before the SEC action in July 2005. As discussed above, the receiver has asserted that Alanar was able to hide past bond defaults by using improper transfers between the various accounts so that new investor money was allegedly used to pay returns to old investors. Following the SEC action and the resulting appointment of the receiver with control over all accounts for the potential benefit of the receivership estate, some bond issuers ceased making their scheduled payments into their bond repayment accounts, while other bond issuers have continued to make these payments. However, all bond issuances are currently in default because all bondholders have not been paid since the accounts were frozen by court order on July 26, 2005.

          Under the stated terms of the trust indentures in each of these offerings, Southern Michigan Bank had no contractual duties to perform as indenture trustee until it received written notice of an event of default on the bonds. Following the SEC action in 2005 freezing all bond offering accounts, Southern Michigan Bank demanded information from Alanar and its affiliates serving as the registrars, paying agents and servicing agents for the bonds. Southern Michigan Bank also began corresponding with bond issuers to provide notice of important events and to obtain information from them, including information about their plans for repayment of their bondholders. In March 2006, the court amended its receivership order to provide the receiver with exclusive authority to correspond with bond issuers and bondholders and to prohibit others from doing so. In June 2006, the receiver filed a motion to have Southern Michigan Bank removed as indenture trustee for the purpose of avoiding inefficiencies and duplication of effort by both the receiver and Southern Michigan Bank. On November 17, 2006, pursuant to the receiver's unopposed motion, the court approved the removal of Southern Michigan Bank as indenture trustee for all bond offerings based upon the court's finding that "in light of the terms of the Receivership Order, as amended, [Southern Michigan Bank] is incapable of acting as trustee." At present, Southern Michigan Bank continues as the depository bank for the bond offering accounts, all of which are under the exclusive control of the receiver.

          According to the receiver's reports, there are 840 individual retirement accounts serviced by Guardian. The receiver's report of February 2006 indicates that these IRA accounts, combined with fifty 401(k) accounts also serviced by Guardian, together held approximately $1,400,000 in cash and approximately $12,000,000 in Alanar-related bond investment funds. Although the current total portfolio value of the IRAs is unknown, the last report received from Guardian prior to the receivership reported a total portfolio value of $35,800,000 in 790 individual retirement accounts as of December 31, 2004. On June 15, 2006, the receiver petitioned the court for authorization to permit distributions and roll-overs of all cash amounts and all investments such as mutual funds and real estate investment trusts that were unrelated to Alanar. The receiver stated that the forensic accounting reports "reveal that there is no evidence of any inappropriate commingling, misapplication or raiding of the cash deposits or non-Alanar related investments in these IRAs." On June 19, 2006, the court authorized these distributions. Subsequent reports of the receiver indicate that approximately $1,300,000 in cash has been distributed from the IRA and 401(k) accounts. The accounts continue to hold church bonds, bond investment fund units and any undistributed cash.

          On August 28, 2007, the court approved a plan for distribution of the receivership assets. The court also issued certain findings of fact and conclusions of law, including finding that the offering documents prepared by Alanar to sell the bonds contained misrepresentations and omissions of material facts necessary for investors to make informed investment decisions. The court also found that there was inappropriate manipulation and commingling of funds, and that the failure to disclose this manipulation and commingling had all the essential elements of a Ponzi scheme. Under the receivership plan approved by the court, all investors in the bond investment funds will be subject to common pooling, but there will be a period of seven and one-half months (or perhaps longer, if extended by the court) for each of the individual bond issuances to be categorized based upon demonstrated ability to repay their bondholders. The timing for future distributions to bondholders and the scope of potential pooling of assets will depend upon the particular category assigned to a bond issuance by the receiver. Some bond issuances could be released from the receivership, some could be granted up to two years to achieve successful rehabilitation and others could be subject to immediate collection activity by the receiver. As to certain bond categories, a bank has been selected to serve as successor trustee and another bank to serve as successor bond registrar, transfer agent, paying agent and depository bank.

          As discussed above, Southern Michigan Bank has not served as indenture trustee since November 16, 2006, when the court approved the removal of Southern Michigan Bank so that the receiver could assume this role as the successor trustee to promote efficiency in the administration of the receivership. Under the receivership plan approved on August 28, 2007, the receiver will eventually name a new successor indenture trustee, as well as another bank to serve as the successor depository bank for the bond issuances. The plan also requires Southern Michigan Bank's agreement with Guardian related to the IRAs to be terminated within seven and one-half months (unless extended by the court). Upon the occurrence of these events, it is expected that Southern Michigan Bank will not have any further relationship with Alanar or its affiliates.

          No claims have been filed against Southern or Southern Michigan Bank by any bondholder, bond issuer, individual retirement account holder, the receiver, any governmental agency or any other person related to Southern Michigan Bank's former role as indenture trustee or Southern Michigan Bank's role as depository bank or in any other capacity related to these matters. There can be no assurance, however, that Southern or Southern Michigan Bank will not be subject to future claims, actions, suits or proceedings, including potential claims that our conduct was in breach of contractual, fiduciary or other duties or applicable statutes or regulations, or that, if made, Southern or Southern Michigan Bank would be successful in defending such claims. Protracted litigation or an adverse decision or settlement of any such action or proceeding could have a material adverse effect on the financial position, business, prospects and results of operations of Southern or Southern Michigan Bank.
Item 4.	Submission of Matters to a Vote of Security Holders

          We did not submit any matters to a vote of the security holders of Southern during the fiscal quarter ended December 31, 2007.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Market for and Dividends on Southern Common Stock

          Southern common stock is quoted on the OTC Bulletin Board under the symbol "SOMC.OB." Trading activity in our common stock is relatively infrequent. Our trading volume and recent share price information can be viewed under the symbol "SOMC.OB" on certain financial websites.

          The range of high and low bid prices for shares of Southern common stock (adjusted to account for a 5% stock dividend declared in February 2006) for each quarterly period during the past two years is as follows:
Date	High	Low

2007
1st Quarter	$24.75	$24.06
2nd Quarter	24.20	23.00
3rd Quarter	24.50	22.50
4th Quarter	24.45	20.75

2006
1st Quarter	24.70	22.00
2nd Quarter	23.70	22.90
3rd Quarter	23.90	22.95
4th Quarter	24.30	23.80

          The prices listed above are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

          As of March 14, 2008, there were 2,307,924 shares of Southern common stock issued and outstanding. As of March 14, 2008, there were 453 record holders of shares of Southern common stock.

          The following table summarizes cash dividends declared per share of Southern common stock during 2007 and 2006:
Quarter	2007	2006

1st Quarter	$0.20	$0.18
2nd Quarter	0.20	0.20
3rd Quarter	0.20	0.20
4th Quarter	0.20	0.20

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by our subsidiary banks. The banks are restricted in their ability to pay cash dividends under current laws and regulations. (See Management's Discussion and Analysis of Financial Condition and Results of Operations and Note Q to the Southern consolidated financial statements). Based on information presently available, management expects Southern to declare and pay regular quarterly cash dividends in 2008.

          Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2007 is included in Item 12 of this report and is here incorporated by reference.
Item 6.	Selected Financial Data

          The following table shows summarized historical consolidated financial data for Southern. The table is unaudited. The information in the table is derived from Southern's audited financial statements for 2003 through 2007. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended December 31,
	2007(1)	2006	2005	2004	2003
	(unaudited) (in thousands, except share amounts)
Income Statement Data:
Net interest income	$14,906	$14,495	$13,437	$12,264	$11,865
Provision for loan losses	745	500	750	-	900
Net income	4,133	4,009	3,802	3,604	3,263
Balance Sheet Data (period end):
Assets	480,178	329,891	317,952	313,458	321,587
Deposits	399,169	282,509	268,078	251,868	254,701
Other borrowings	14,753	6,973	12,164	21,903	27,621
Subordinated debentures	5,155	5,155	5,155	5,155	-
Shareholders' equity	44,219	28,482	26,110	27,465	26,358

Common Share Summary(1):
Diluted earnings per share	2.28	2.26	2.12	1.86	1.68
Dividends per share	0.80	0.78	0.67	0.63	0.61
Book value per share	19.96	16.95	15.45	15.02	14.25
Weighted average diluted shares
outstanding	1,813,306	1,770,835	1,791,721	1,929,487	1,933,594
_______________________

(1)

Southern acquired FNB Financial Corporation on December 1, 2007. Selected financial data presented for 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of selected financial data from 2007 to selected financial data in previous years must consider that information for FNB Financial Corporation is not included in selected financial data presented for periods before December 1, 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Southern and its wholly-owned subsidiaries, Southern Michigan Bank and FNB Financial. This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

Critical Accounting Policies

          The discussion and analysis of the financial condition and results of operations are based upon Southern's consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Southern to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

          Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

          Allowance for Loan Losses

          The allowance for loan losses is maintained at a level management believes is adequate to absorb probable incurred credit losses inherent in Southern's loan portfolio. Accounting for loan classifications, accrual status and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies also issued by the Federal Financial Institutions Examination Council. Using this guidance, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Many of the factors listed are inherently subjective, and requires the use of significant management estimates.

          Mortgage Servicing Rights

          Mortgage servicing rights represent the estimated value of servicing loans that are sold with servicing retained by Southern. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Management's accounting treatment of loan servicing rights is estimated utilizing a discounted cash flow model to determine the value of its servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from serving each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value for the right to service those loans.

          Acquisition Intangibles

          Generally accepted accounting principles require a determination of the fair value of all of the assets and liabilities of an acquired entity, and recording of their fair value on the date of acquisition. A variety of means are employed in determination of fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill. Goodwill is subject to an impairment analysis, performed at least annually.

Merger with FNB Financial Corporation

          On December 1, 2007, Southern merged with FNB Financial Corporation. The 2007 results of operations include one month of combined financial results after the close of the merger and the 2007 year end balance sheet includes all of the assets acquired and liabilities assumed from FNB Financial Corporation. Therefore, a comparison of 2007 and 2006 financial condition and results of operations is materially affected as a result of the merger. For more detailed information concerning the merger, see Note C to the consolidated financial statements.

Results of Operations

          Southern's net income for 2007 was $4,133,000, a 3.1% improvement from 2006. Provision for loan losses in the amount of $745,000 was expensed in 2007; up from $500,000 in 2006. Non-interest income of Southern, including gain on loan sales, increased 4.0% to $4,268,000 in 2007. Non-interest expense of $12,860,000 in 2007 was 2.1% higher than the 2006 costs.

	Percent Change from Prior Year			Percent Change from Prior Year
	2007	2006		2007	2006
Net interest income	2.84%	7.87%	Assets	45.56%	3.75%
Provision for loan losses	49.00%	-33.33%	Gross loans	32.89%	4.17%
Non-interest income	3.97%	-2.86%	Allowance for loan losses	56.15%	4.26%
Non-interest expense	2.06%	6.77%	Deposits	41.29%	5.38%
Net income	3.09%	5.44%	Other borrowings	111.57%	-41.16%
			Shareholders' equity	55.25%	9.08%

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and the return on assets. Southern's return on average equity was 12.72% in 2007, 14.54% in 2006 and 14.81% in 2005. The return on average assets was 1.18% in 2007, 1.25% in 2006 and 1.19% in 2005.

          Net Interest Income

          Interest income is the total amount earned on funds invested in loans, investment securities and federal funds sold. Interest expense is the amount of interest paid on interest bearing checking and savings accounts, time deposits, short term advances, subordinated debentures and other long-term borrowings. Net interest income, on a fully taxable equivalent (FTE) basis, is the difference between interest income and interest expense adjusted for the tax benefit received on tax-exempt loan and investment securities. Net interest margin is calculated by dividing net interest income (FTE) by average interest earning assets. Net interest spread is the difference between the average yield on interest earning assets and the average cost of interest bearing liabilities. Because non-interest bearing sources of funds also support earning assets, the net interest margin exceeds the net interest spread.

          Net interest income is the most important source of Southern's earnings. Changes in Southern's net interest income are influenced by a number of factors, including changes in the level of interest earning assets, changes in the mix of interest earning assets and interest bearing liabilities, the level and direction of interest rates and the steepness of the yield curve.

          For 2007, Southern's net interest margin (FTE) was 4.83% compared to 5.05% for 2006 and 4.73% in 2005. Beginning in 2004 and continuing in 2005 and the first six months of 2006, the Federal Reserve increased rates 25 basis points 17 different times. From mid 2006 through August 2007 the prime rate remained steady. Beginning with a 50 basis point drop in September 2007, the Federal Reserve began a campaign of decreasing overnight borrowing rates to stimulate the economy. In both October and December rates were dropped an additional 25 basis points, for a 100 basis point total drop in 2007. Even as overnight borrowing rates began to decline, many larger banks continued to pay relatively high rates for deposits as they looked for sources of funding their loan commitments.

          Despite the lower net interest margin in 2007, net interest income increased during the year by $508,000. The increase was a result of a $2,187,000 improvement in interest income partially offset by an increase in interest expense of $1,679,000. The increase in interest income was primarily a result of $24.9 million of additional earning assets. Approximately $10.5 million of the increase in average earning assets was a result of the merger with FNB Financial Corporation. The average rate realized on earning assets in 2007 was 7.55%, an increase of 13 basis points from the 2006 results of 7.42%, and 97 basis points higher than the 6.58% realized in 2005. This increase in average rates also contributed to the increase in interest income.

          Increases in interest expense partially offset the interest income. Deposit rate increases that went into effect during the last half of 2006 impacted the full year of interest expense of 2007.

          The following table presents a summary of net interest income (FTE) for 2007, 2006 and 2005.

Table 1. Average Balances and Tax Equivalent Interest Rates

(Dollars in thousands)
	2007			2006			2005
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$259,811	$20,824	8.02%	$248,088	$19,494	7.86%	$245,637	$17,225	7.01%
Taxable investment securities(4)	31,586	1,648	5.22	22,909	1,018	4.44	26,215	875	3.34
Tax-exempt investment securities(1)	16,189	982	6.07	14,533	841	5.79	13,478	786	5.83
Federal funds sold	9,419	492	5.22	7,746	406	5.24	4,904	206	4.20
Total interest earning assets	317,005	23,946	7.55	293,276	21,759	7.42	290,234	19,092	6.58

Non-interest earning assets:
Cash and due from banks	8,940			9,056			10,240
Other assets	28,156			22,737			21,759
Less allowance for loan losses	(3,474)			(3,175)			(3,584)

Total assets	$350,627			$321,894			$318,649

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$119,118	$3,106	2.61%	$104,108	$2,249	2.16%	$97,013	$1,249	1.29%
Savings deposits	31,874	188.59		29,295	113	0.39	32,296	121	0.37
Time deposits	103,819	4,464	4.30	96,751	3,721	3.85	88,629	2,672	3.01
Securities sold under agreements to repurchase and overnight borrowings	3,235	114	3.52	39	2	5.13	229	6	2.62
Other borrowings	5,340	362	6.78	10,519	475	4.52	19,732	1,015	5.14
Subordinated debentures	5,155	404	7.84	5,155	399	7.74	5,155	308	5.97
Total interest bearing liabilities	268,541	8,638	3.22	245,867	6,959	2.83	243,054	5,371	2.21

Non-interest bearing liabilities:
Demand deposits	42,618			42,146			43,218
Other	4,887			4,285			4,552
Common stock subject to repurchase obligation	2,089			2,030			2,155
Shareholders' equity	32,492			27,566			25,670
Total liabilities and shareholders' equity	$350,627			$321,894			$318,649
Net interest income		$15,308			$14,800			$13,721
Interest rate spread			4.33%			4.59%			4.37%
Net yield on interest earning assets			4.83%			5.05%			4.73%

______________________

(1)

Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $334,000 and $68,000, respectively for 2007; $286,000 and $19,000, respectively for 2006; and $267,000 and $17,000, respectively for 2005.

(2)	Average balance includes average nonaccrual loan balances of $3,373,000 in 2007; $2,951,000 in 2006; and $2,926,000 in 2005.
(3)	Interest income includes loan fees of $353,000 in 2007; $400,000 in 2006; and $412,000 in 2005.
(4)

Average balance includes average unrealized gain (loss) of $14,000 in 2007; ($199,000) in 2006; and ($53,000) in 2005 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

          The next table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:

Volume Variance - change in volume multiplied by the previous year's rate.

Rate Variance - change in rate multiplied by the previous year's volume.

Rate/Volume Variance - change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Table 2. Changes in Tax Equivalent Net Interest Income

(Dollars in thousands)
	2007 Compared to 2006 Increase (Decrease) Due To			2006 Compared to 2005 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$396	$934	$1,330	$2,096	$173	$2,269
Taxable investment securities	198	432	630	263	(120)	143
Tax-exempt investment securities	42	99	141	(6)	61	55
Federal funds sold	(1)	87	86	60	140	200

Total interest earning assets	$635	$1,552	$2,187	$2,413	$254	$2,667

Interest expense on:

Demand deposits	$505	$352	$857	$903	97	$1,000
Savings deposits	64	11	75	3	(11)	(8)
Time deposits	459	284	743	787	262	1,049
Federal funds purchased	(1)	113	112	3	(7)	(4)
Other borrowings	179	(292)	(113)	(112)	(428)	(540)
Subordinated debentures	5	-	5	91	-	91

Total interest bearing liabilities	$1,211	$468	$1,679	$1,675	$(87)	$1,588

Net interest income	$(576)	$1,084	$508	$738	$341	$1,079

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly, if necessary, to reflect changes in the factors above as well as actual charge-off experience and any known losses. For further information, see "Allowance for Loan Losses" on page 28.

          The provision for loan losses was $745,000 in 2007, $500,000 in 2006 and $750,000 in 2005. In both 2007 and 2006, the provision for loan losses reflects net charge off experience, the growth of the commercial portfolio as well as the continued decline in the Michigan economy and the local real estate market. Net charge offs were $349,000 and $365,000 for 2007 and 2006, respectively. Commercial loans increased $52 million in 2007 with approximately $43 million coming from the FNB Financial Corporation merger. The commercial loan portfolio increased in excess of $18 million in 2006. In 2005, Southern charged off a commercial loan, which necessitated provision expense.

          Non-Interest Income

          Non-interest income increased $163,000 or 4.0% in 2007 and decreased 2.9% in 2006, and 1.0% in 2005. The 2007 increase is due to the merger with FNB Financial Corporation, which provided $174,000 of income in 2007.

          In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans on the secondary market. Southern recognizes a profit at the time of the sale. Southern originated real estate mortgage loans of $17,015,000 in 2007 compared to $26,343,000 in 2006 and $35,572,000 during 2005. Net gains on loan sales decreased $237,000 in 2007, $169,000 in 2006 and $58,000 in 2005 as residential mortgage refinancing activity declined as rates moved up from 2004 historic lows.

          In 2007, offsetting the decrease in net gains on loan sales was an 11.5% or $82,000 increase in trust fees and an 8.3% or $152,000 increase in deposit account service charges. The average balance of loans serviced for others increased over $16 million in 2007, increasing the associated fees by $39,000. Southern also recorded a $128,000 gain on the sale of other real estate owned (OREO) during 2007.

          Net security gains of $13,000, $1,000 and $4,000 were recognized in 2007, 2006 and 2005, respectively.

          Non-Interest Expense

          Non-interest expenses increased $260,000 or 2.1% in 2007, 6.8% in 2006 and 1.2% in 2005. During 2007, salaries and employee benefits increased 8.7% or $611,000. The FNB Financial Corporation merger added 60 full time equivalent employees in December 2007, which added $247,000 of salary and benefits expense. Reductions in pension expense due to the partial freeze of the plan in 2006 were offset by increases to the 401(k) plan as Southern enhanced the employer match and added a safe harbor 3% contribution provision. Health insurance costs increased 12.4% or $71,000 in 2007 compared to 2006.

          In 2006, Southern recorded over $900,000 in unusual expenses. These included a loss on a repossessed asset associated with a prior year failed commercial loan, payments for marketing consultants and legal expenses.

          As a result of lower volumes of mortgage loans being generated, commissions paid to mortgage loan originators were down in 2007 and 2006 compared to 2005. Offsetting the decrease in 2005 was an increase in employee benefit plan costs, with the largest increase in pension costs.

          Income Tax Expense

          Income tax expense was $1,436,000 in 2007, $1,491,000 in 2006, and $1,310,000 in 2005. Tax-exempt income continues to have a major impact on Southern's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $234,000 in 2007, $180,000 in 2006, and $170,000 in 2005.

Financial Condition

          Securities Available for Sale

          The securities available for sale portfolio increased by 117.7% or $41,913,000 from December 31, 2006 to December 31, 2007. Securities totaling $40 million were acquired in December 2007 from the merger with FNB Financial Corporation.

          Securities available for sale were approximately the same in 2006 as in 2005. Approximately $31 million of securities matured or were called in 2007 as compared to $21 million in 2006, substantially all of which were replaced with new securities. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the asset liability management committee.

          The securities available for sale portfolio had net unrealized gains of $271,000 at December 31, 2007 and net unrealized losses of $64,000 December 31, 2006.

          Loans

          Substantially all loans are granted to customers located in Southern's service area, which is primarily Southern Michigan. Gross loans increased by $83.2 million or 32.9% in 2007, and 4.2% in 2006. The 2007 increase reflects $78.3 million of loans acquired from the merger with FNB Financial Corporation. Excluding the loans acquired in the merger with FNB Financial Corporation, total loans increased $4.9 million entirely in the commercial and commercial real estate categories with declines in the real estate mortgage, consumer and construction categories.

          In 2006, commercial loans increased $18,479,000 or 12.1%, while consumer loans and real estate mortgage loans were down $2,571,000 and $5,797,000, respectively. Likewise, in 2005, commercial loans increased $3,153,000 or 2.1%, while consumer loans and real estate mortgage loans were down $478,000 and $1,345,000, respectively. Commercial loans increased as lenders saw positive relationships with current customers lead to new customer opportunities. Real estate mortgage loans decreased as payments on existing loans exceeded new loan volume. A decrease in home values and general economic conditions in Michigan has led to a large number of homes on the market, making it difficult for people to refinance or move. Consumer loans have decreased due to fewer originations of automobile, recreational vehicles and personal loans.

          Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $64,041,000 and $57,141,000 at December 31, 2007 and 2006, respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern's risk in a changing interest rate environment.

          Nonperforming Assets

          Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosures and deeds in lieu of foreclosure.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	December 31,
	2007	2006	2005
Nonaccrual loans:
Commercial, financial and agricultural	$3,032	$3,062	$2,472
Real estate mortgage	1,342	449	118
Installment	31	7	-
	4,405	3,518	2,590
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	411	-	934
Real estate mortgage	-	-	-
Installment	18	6	62
	429	6	996

Total nonperforming loans	4,834	3,524	3,586
Other real estate owned	866	693	706

Total nonperforming assets	$5,700	$4,217	$4,292
Nonperforming loans to year-end loans	1.44%	1.39%	1.48%
Nonperforming assets to total assets	1.19%	1.28%	1.35%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At December 31, 2007, 2006 and 2005, Southern had loans of $9,144,000, $7,281,000 and $6,421,000, respectively, which were considered impaired.

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

          Allowance for Loan Losses

          The allowance for loan losses is based on regular, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is based on two principles of accounting: Statement of Financial Accountings Standards (SFAS) No. 5, "Accounting for Contingencies" and SFAS No. 114, "Accounting by Creditors for Impairment of a Loan." The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and a number of other factors recommended in regulatory guidance.

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

          The final components of the allowance are based on management's evaluation of conditions that are not directly measured in the historical loss component or specific allowances. The evaluation of the inherent incurred loss with respect to these conditions is subject to a higher degree of uncertainty. The conditions evaluated in connection with these components of the allowance include current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and lending personnel.

          The allowance is maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern's control.

          The allowance for loan losses was $5,156,000 or 1.53% of loans at December 31, 2007, compared to $3,302,000 or 1.31% of loans at December 31, 2006. The FNB Financial Corporation transaction added $1,462,000 to the December 31, 2007 allowance. The December 31, 2007 allowance consists of $2,354,000 in the historical loss experience component and specifically allocated reserves, leaving $2,802,000 from the other factors. This compares to $1,880,000 from the historical loss experience component and specifically allocated reserves and $1,422,000 from other factors at December 31, 2006.

          Deposits

          Deposits have traditionally represented Southern's principal source of funds. Total deposits increased 41.3% or $116,660,000 in 2007 and 5.4% or $14,431,000 in 2006. Approximately $118 million of deposits were acquired in the merger with FNB Financial Corporation in December 2007. Of the deposits acquired, checking and savings accounts totaled $71 million and time deposits totaled $47 million. In 2006, time deposits and higher rate money market accounts increased while non-interest bearing and savings accounts decreased. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

          Securities Sold Under Agreements to Repurchase

          Securities sold under agreements to repurchase increased $9.6 million during 2007 as one large deposit customer converted to this product.

          Other Borrowings

          Southern borrowed $8.0 million in December 2007, which was used to partially fund the FNB Financial Corporation merger. The borrowings consisted of a $7.0 million variable rate term loan and $1.0 million under the $3.0 million variable rate revolving line of credit, both with a correspondent bank. At December 31, 2007, $7.0 million was outstanding on the term loan and $1.0 million was outstanding on the line of credit.

          As another alternate funding source, Southern obtains bullet advances from the Federal Home Loan Bank (FHLB). The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in Southern's one-to-four family mortgage and SBA loans. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. Southern acquired $3.0 million in FHLB advances in the FNB Financial Corporation merger. At December 31, 2007 Southern had $5,536,000 in FHLB advances with interest rates between 3.29% - 4.57%, averaging 3.98%.

          Other borrowings decreased in 2006, as Southern paid off a $5.0 million advance. At December 31, 2006, Southern had $5,651,000 in FHLB advances with interest rates between 3.49% - 4.57%.

          Subordinated Debentures

          In March 2004, Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust formed by Southern, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Southern issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common security of the trust and the proceeds of the preferred securities sold by the trust. Southern may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000, on or after April 7, 2009 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable, in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Southern has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

          The $5.0 million in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2007 was 7.99%. Southern's investment in the common stock of the trust was $155,000 and is included in other assets.

Capital Resources

          Southern maintains a strong capital base to take advantage of business opportunities and absorb the risks inherent in the business.

          Shareholder equity increased 55.3% or $15,737,000 from $28,482,000 at December 31, 2006 to $44,219,000 at December 31, 2007. A total of $12.7 million of common stock was issued to FNB Financial Corporation shareholders in December 2007 as part of the merger with FNB Financial Corporation. Other growth in equity resulted primarily from current year's earnings offset by cash dividends declared.

          The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to Southern. These guidelines require that banks and bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank must have a minimum ratio of total capital to risk-weighted assets of 8.0%. In addition, a bank and a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4.0% of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10.0% of mortgage servicing rights assets.

          As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements are intended to ensure that adequate capital is maintained against risk other than credit risk. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets of 3.0% for the most highly rated bank holding companies and banks that do not anticipate and are not experiencing significant growth. All other bank holding companies are required to maintain a ratio of Tier 1 capital to assets of 4.0% to 5.0%, depending on the particular circumstances and risk profile of the institution.

          Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized gain or loss on available for sale securities is not included in the ratios listed in Note U to the consolidated financial statements. The ratios include the common stock subject to repurchase obligation in Southern's employee stock ownership plan (ESOP). As discussed in Note U, Southern and its subsidiary banks all exceed the well capitalized requirements at December 31, 2007.

Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Southern maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity.

          Southern maintains correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. During 2007 and 2006, federal funds were sold with an average balance of $9,419,000 and $7,746,000, respectively. As disclosed in Note J to Southern's consolidated financial statements, Southern has available credit arrangements enabling it to purchase up to $32.0 million in federal funds should the need arise.

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by Southern Michigan Bank and FNB Financial, which are restricted under current banking regulations as described in Note U to the consolidated financial statements. As discussed under Other Borrowings, Southern also has a $3.0 million bank line of credit agreement to meet cash demands.

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

Commitments and Off-Balance Sheet Risk

          Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers' trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2007, Southern had commitments of $64,041,000 for lines of credit, $1,340,000 in standby letters of credit and $21,000 in commitments under commercial letters of credit outstanding.

          These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Southern's normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management's credit assessment of the customer. These financial instruments are recorded when they are funded.

Regulatory Matters

          Representatives of the FDIC completed an examination of Southern's subsidiary bank using financial information as of September 30, 2006. The purpose of the examination was to determine the safety and soundness of Southern.

          Examination procedures require individual judgments about a borrower's ability to repay loans, sufficiency of collateral values and the effects of changing economic circumstances. These procedures are similar to those employed by Southern in determining the adequacy of the allowance for loan losses and in classifying loans. Judgments made by regulatory examiners may differ from those made by management. Southern's level and classification of identified potential problem loans was not revised significantly as a result of this regulatory examination process.

          Management and the board of directors evaluate existing practices and procedures on an ongoing basis. In addition, regulators often make recommendations during the course of their examination that relate to the operations of Southern. As a matter of practice, management and the board of directors consider such recommendations promptly.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL INFORMATION

Management of Southern Michigan Bancorp, Inc. has prepared and is responsible for the accompanying financial statements and for their integrity and objectivity. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America, on a consistent basis. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

The Company maintains a system of internal accounting controls designed to provide reasonable assurance that assets are safeguarded and that transactions are executed in accordance with the Company's authorizations and policies. Further, such a system provides reasonable assurances as to the integrity and reliability of the financial statements which fairly present financial position and results of operations in conformity with accounting principles generally accepted in the United States of America. Internal accounting controls are augmented by written policies covering standards of personal and business conduct and an organizational structure providing for division of responsibility and authority.

Management monitors the effectiveness of and compliance with established control systems through a continuous program of internal audit and credit examinations and recommends possible improvements thereto. Management believes that, as of December 31, 2007, the Company's system of internal controls has prevented or detected on a timely basis any occurrences that could be material to the financial statements and that timely corrective actions have been initiated when appropriate.

The Board of Directors exercises its responsibility for the financial statements and related information through the Audit Committee, which is composed entirely of outside directors. The Audit Committee meets regularly with management, internal auditors and Clifton Gunderson LLP. Clifton Gunderson LLP has direct and confidential access to the Audit Committee to discuss the results of their audit.

The 2007 financial statements have been audited by the independent accounting firm of Clifton Gunderson LLP which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. The Company believes that all representations made to the independent auditors during their audit were valid and appropriate. Clifton Gunderson LLP's audit report is presented on the following page.

John H. Castle Chairman and Chief Executive Officer	Danice L. Chartrand Chief Financial Officer

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Not required.

Item 8.	Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the related consolidated statements income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2007. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2007 in conformity with accounting principles generally accepted in the United States of America.

Toledo, Ohio
March 11, 2008

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2007	2006
ASSETS
Cash	$4,027	$3,211
Due from banks	10,443	6,158
Cash and cash equivalents	14,470	9,369
Federal funds sold	6,449	10,429
Securities available for sale	77,515	35,602
Loans held for sale, net of valuation of $0 in 2007	624	-
Loans, net of allowance for loan losses of $5,156 - 2007 ($3,302 - 2006)	330,822	249,523
Premises and equipment, net	13,335	8,665
Accrued interest receivable	3,387	2,506
Net cash surrender value of life insurance	10,015	7,502
Goodwill	13,422	620
Other intangible assets	3,091	-
Other assets	7,048	5,675
Total Assets	$480,178	$329,891

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$57,027	$42,281
Interest bearing	342,142	240,228
Total deposits	399,169	282,509
Securities sold under agreements to repurchase and overnight borrowings	9,776	184
Accrued expenses and other liabilities	5,077	4,440
Other borrowings	14,753	6,973
Subordinated debentures	5,155	5,155
Total Liabilities	433,930	299,261

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 92,203 shares outstanding in 2007 (89,122 shares in 2006)	2,029	2,148

Shareholders' equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,307,924 shares in 2007 (1,769,248, shares in 2006)
Outstanding (other than ESOP shares) - 2,215,721 shares
in 2007 (1,680,126 shares in 2006)	5,539	4,200
Additional paid-in capital	17,087	5,446
Retained earnings	21,629	19,021
Accumulated other comprehensive income (loss), net	122	(42)
Unearned Employee Stock Ownership Plan shares	(103)	(143)
Unearned restricted stock compensation	(55)	-
Total Shareholders' Equity	44,219	28,482
Total Liabilities and Shareholders' Equity	$480,178	$329,891

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2007	2006	2005
Interest income:
Loans, including fees	$20,756	$19,475	$17,208
Securities:
Taxable	1,648	1,018	875
Tax-exempt	648	555	519
Other	492	406	206
Total interest income	23,544	21,454	18,808
Interest expense:
Deposits	7,758	6,083	4,042
Other	880	876	1,329
Total interest expense	8,638	6,959	5,371
Net Interest Income	14,906	14,495	13,437
Provision for loan losses	745	500	750
Net Interest Income after Provision for Loan Losses	14,161	13,995	12,687

Non-interest income:
Service charges on deposit accounts	1,990	1,838	1,953
Trust fees	791	709	652
Net securities gains	13	1	4
Net gains on loan sales	390	627	796
Earnings on life insurance assets	286	272	293
Gain on life insurance proceeds	-	124	-
Other	798	534	528
Total non-interest income	4,268	4,105	4,226

Non-interest expense:
Salaries and employee benefits	7,652	7,041	6,998
Occupancy, net	954	766	759
Equipment	839	756	837
Printing, postage and supplies	378	373	351
Advertising and marketing	237	284	236
Professional and outside services	747	951	588
Amortization of other intangibles	31	22	39
Other	2,022	2,407	1,993
Total non-interest expense	12,860	12,600	11,801
Income before income taxes	5,569	5,500	5,112
Federal income taxes	1,436	1,491	1,310
Net Income	$4,133	$4,009	$3,802
Basic Earnings Per Common Share	$2.29	$2.27	$2.13
Diluted Earnings Per Common Share	$2.28	$2.26	$2.12

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
Years ended December 31, 2007, 2006 and 2005

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2005	$4,354	$7,218	$15,822	$111	$(40)	$-	$27,465

Comprehensive income:
Net income for 2005			3,802				3,802
Net change for the year in other
comprehensive income items				(235)			(235)
Total comprehensive income							3,567
Cash dividends declared - $.67 per share			(1,205)				(1,205)
Common stock repurchased and
retired (142,765 shares)	(357)	(3,733)					(4,090)
Change in common stock subject
to repurchase	23	465					488
Purchase of shares by ESOP (7,568
shares)					(204)		(204)
Reduction of ESOP obligation					60		60
Stock options exercised (1,811 shares)	5	24					29
Balance at December 31, 2005	4,025	3,974	18,419	(124)	(184)	-	26,110

Comprehensive income:
Net income for 2006			4,009				4,009
Net change for the year in other
comprehensive income items				82			82
Total comprehensive income							4,091
Cash dividends declared - $.78 per share			(1,381)				(1,381)
Common stock repurchased and
retired (10,050 shares)	(25)	(215)					(240)
Issuance of shares for 5% stock dividend, net of fractional shares
(84,355 shares)	211	1,813	(2,026)				(2)
Change in common stock subject
to repurchase	(25)	(212)					(237)
Reduction of ESOP obligation					41		41
Stock options exercised (5,581 shares)	14	86					100
Balance at December 31, 2006	4,200	5,446	19,021	(42)	(143)	-	28,482

Comprehensive income:
Net income for 2007			4,133				4,133
Net change for the year in other
comprehensive income items				223			223
Total comprehensive income							4,356
Cash dividends declared - $.80 per share			(1,525)				(1,525)
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	60				(67)	-
Vesting of restricted stock						12	12
Issuance of 535,936 shares in merger with FNB	1,340	11,371					12,711
Change in common stock subject
to repurchase	(8)	127					119
Reduction of ESOP obligation					40		40
Stock option expense		83					83
Adjustment to initially apply SFAS 158, net of tax				(59)			(59)
Balance at December 31, 2007	$5,539	$17,087	$21,629	$122	$(103)	$(55)	$44,219

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2007	2006	2005
Operating Activities
Net income	$4,133	$4,009	$3,802
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	745	500	750
Depreciation	835	696	643
Net amortization (accretion) of investment securities	(33)	(69)	140
Stock option and restricted stock grant compensation expense	95	-	-
Net securities gains	(13)	(1)	(4)
Loans originated for sale	(17,015)	(26,343)	(35,572)
Proceeds on loans sold	17,140	27,195	35,931
Net gains on loan sales	(390)	(627)	(796)
Net realized loss on disposal of fixed assets	1	2	-
Gain on life insurance proceeds	-	(124)	-
Amortization of other intangible assets	31	22	39
Net change in obligation under ESOP	40	41	(144)
Net change in:
Accrued interest receivable	(52)	(395)	(170)
Cash surrender value	(286)	38	(293)
Other assets	1,041	1,693	(232)
Accrued expenses and other liabilities	(821)	(144)	187
Net cash from operating activities	5,451	6,493	4,281

Investing Activities
Bank acquisition, net of $4,199 cash assumed	(9,565)	-	-
Activity in available for sale securities:
Proceeds from sales	-	-	105
Proceeds from maturities and calls	30,733	20,628	18,289
Purchases	(32,007)	(20,066)	(10,561)
Net change in federal funds sold	9,495	(2,993)	(7,436)
Proceeds from life insurance	67	-	-
Loan originations and payments, net	(7,438)	(10,974)	(3,375)
Proceeds from sale of equipment	2	-	-
Additions to premises and equipment	(2,564)	(2,168)	(1,247)
Net cash from investing activities	(11,277)	(15,573)	(4,225)

Financing Activities
Net change in deposits	(1,938)	14,431	16,210
Net change in securities sold under agreements to repurchase and overnight borrowings	9,592	-	(625)
Proceeds from other borrowings	9,084	1,127	400
Repayments of other borrowings	(4,286)	(6,134)	(10,139)
Cash dividends paid	(1,525)	(1,331)	(901)
Cash paid in lieu of fractional shares for 5% stock dividend	-	(2)	-
Stock options exercised	-	100	29
Repurchase of common stock	-	(240)	(4,090)
Net cash from financing activities	10,927	7,951	884
Net change in cash and cash equivalents	5,101	(1,129)	940
Beginning cash and cash equivalents	9,369	10,498	9,558
Ending cash and cash equivalents	$14,470	$9,369	$10,498

See accompanying notes to consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note A - Nature of Operations and Significant Accounting Policies

Nature of Operations and Industry Segments: Southern Michigan Bancorp, Inc. (the Company) is a two bank holding company. The Company's business is concentrated in the banking industry segment. The subsidiary banks offer individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southern Michigan communities in which the banks are located and in areas immediately surrounding these communities. The banks grant commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. and its wholly-owned subsidiaries, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB) after elimination of significant inter-company balances and transactions. SMB&T owns SMB Mortgage Company, which transacts all residential real estate loans. It is consolidated into SMB&T financial statements. FNB owns FNB Financial Services, which conducts a brokerage business and is consolidated into FNB financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

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

Securities: Management determines the appropriate classification of securities at the time of purchase. If management has the intent and the Company has the ability at the time of purchase to hold securities until maturity, they are classified as held to maturity and carried at amortized historical cost. Securities to be held for indefinite periods of time and not intended to be held to maturity are classified as available for sale and carried at fair value, with unrealized gains and losses reported in other comprehensive income or loss, net of tax. Securities classified as available for sale include securities that management intends to use as part of its asset/liability management strategy and that may be sold in response to changes in interest rates, prepayment risk, and other factors.

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value and reflected as a loss when a decline in fair value is not temporary. In estimating other than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the Company's ability and intent to hold the security for a period sufficient to allow for any anticipated recovery in fair value.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Loans (Continued): Interest income is not reported when full loan repayment is in doubt, typically when payments are past due over 90 days, unless the loan is both well secured and in the process of collection. Past due status is based on the contractual terms of the loan. All interest accrued but not received for these loans is reversed against interest income. Payments received on such loans are reported as principal reductions until qualifying for return to accrual. Loans are returned to accrual status when all the principal and interest contractually due are brought current and future payments are reasonably assured.

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

Consumer loans are typically charged-off no later than 120 days past due. Real estate mortgage loans in the process of collection are charged-off on or before they become 365 days past due. Commercial loans are charged-off promptly upon the determination that all or a portion of any loan balance is uncollectible. In all cases, loans are placed on nonaccrual status or charged-off at an earlier date if collection of principal or interest is considered doubtful.

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

Mortgage Servicing Rights: Mortgage servicing rights, included in other assets, represent the allocated value of mortgage servicing rights retained on loans sold. Mortgage servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues.

Impairment is evaluated based on the fair value of the rights, using groupings of the underlying loans as to interest rates and then, secondarily, as to geographic and prepayment characteristics. Any impairment of a grouping is reported as a valuation allowance.

Transfers of Financial Assets: Transfers of financial assets are accounted for as sales, when control over the assets has been surrendered. Control over transferred assets is deemed to be surrendered when (1) the assets have been isolated from the Bank, (2) the transferee obtains the right (free of conditions that constrain it from taking advantage of that right) to pledge or exchange the transferred assets, and (3) the Bank does not maintain effective control over the transferred assets through an agreement to repurchase them before their maturity.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified.

Other intangible assets consist of core deposit intangible assets arising from whole bank or branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful life, which is 10 years.

Other Real Estate: Other real estate was $866,000 and $693,000 at December 31, 2007 and 2006 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of carrying amount or fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and reductions in carrying value are reported in other expense.

Stock Compensation: Effective January 1, 2006, the Company adopted Statement of Financial Accounting Standards ("SFAS") No. 123R, Share-based Payment, using the modified prospective transition method. Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. Awards issued prior to 2006 that have not been modified are not affected by SFAS 123R. For 2006 no stock based employee cost was recorded as no options were granted in 2006 and all prior options were fully vested prior to January 1, 2006.

Prior to January 1, 2006 employee compensation expense under stock option plans was reported using the intrinsic value method. No stock-based compensation cost is reflected in net income for the year ending December 31, 2005 as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant. The following table illustrates the effect on net income and earnings per share if expense was measured using the fair value recognition provisions of FASB Statement No. 123, Accounting for Stock Based Compensation.
(In thousands, except per share data)	2005

Net income as reported	$3,802
Deduct: stock based compensation expense
determined under fair value based method	(144)
Pro forma net income	$3,658

Basic earnings per share as reported	$2.13
Pro forma basic earnings per share	2.05

Diluted earnings per share as reported	$2.12
Pro forma diluted earnings per share	2.04

See Note N regarding the various assumptions used in computing the compensation expense.

Advertising Costs: Advertising costs are expensed as incurred.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Cash Flow Definition: For purposes of the consolidated statements of cash flows, the Company considers cash and due from banks as cash and cash equivalents. The Company reports net cash flows for customer loan and deposit transactions and short term borrowings with a maturity of 90 days or less.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its net cash surrender value, or the amount that can be realized.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50% or less.

Stock Dividends: The Company issued 84,355 common shares in connection with a 5% stock dividend effected in February 2006. All prior year information relating to earnings and dividends per share has been restated to reflect these dividends.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes the net change in unrealized gains and losses on securities available for sale and the pension accounting required by SFAS 158, each net of tax, which are also recognized as a separate component of shareholders' equity.

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction to shareholders' equity. Compensation expense is based on the market price of shares as they are committed to be released to participants' accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in a separate note. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 67% of the loan portfolio at December 31, 2007 and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 28% of the loan portfolio at December 31, 2007 and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 5% of the loan portfolio at December 31, 2007 and are primarily collateralized by consumer assets.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment.

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Commitments may include interest rates determined prior to funding the loan (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. Such commitments were not material at December 31, 2007 and 2006.

Adoption of New Accounting Standards: In July 2006, the FASB issued FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes (FIN 48), which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure. FIN 48, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. FIN 48 was effective January 1, 2007 for the Company and the adoption of FIN 48 did not have a material impact on the financial statements.

In February 2006, the FASB issued Statement of Financial Accounting Standards No. 155, Accounting for Certain Hybrid Financial Instruments (SFAS No. 155), which permits fair value remeasurement for hybrid financial instruments that contain an embedded derivative that otherwise would require bifurcation. Additionally, SFAS No. 155 clarifies the accounting guidance for beneficial interests in securitizations. Under SFAS No. 155, all beneficial interests in a securitization will require an assessment in accordance with SFAS No. 133 to determine if an embedded derivative exists within the instrument. In January 2007, the FASB issued Derivatives Implementation Group Issue B40, Application of Paragraph 13(b) to Securitized Interests in Prepayable Financial Assets (DIG Issue B40). DIG Issue B40 provides an exemption from the embedded derivative test of paragraph 13(b) of SFAS No. 133 for instruments that would otherwise require bifurcation if the test is met solely because of a prepayment feature included within the securitized interest and prepayment is not controlled by the security holder. SFAS No. 155 and DIG Issue B40 are effective for fiscal years beginning after September 15, 2006. The adoption of SFAS No. 155 and DIG Issue B40 did not have a material impact on the Company's consolidated financial position or results of operations.

In September 2006, the FASB issued SFAS No. 158, Employers' Accounting for Defined Benefit Pension and Other Post-retirement Plans (SFAS 158), that requires companies to recognize the funded status of its defined benefit pension and post-retirement plans as an asset or liability on the balance sheet rather than being disclosed in the notes to the financial statements. The over-funded or under-funded status (asset or liability) is measured as the difference between the fair value of the plan assets and the projected benefit obligation for pensions and the accumulated post-retirement benefit obligation for other post-retirement benefits. The requirement to recognize the funded status in the balance sheet was effective for fiscal years ending after December 15, 2006 for public entities and years ending after June 15, 2007 for non-public entities. Since the Company did not become a public entity until 2007, the Company adopted the balance sheet recognition requirement for its year ending December 31, 2007. The adoption of SFAS 158 reduced accumulated other comprehensive income by $59,000, net of $31,000 in taxes.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Effect of Newly Issued But Not Yet Effective Accounting Standards: In September 2006, the FASB issued Statement No. 157, Fair Value Measurements. This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset. The standard is effective for fiscal years beginning after November 15, 2007. The impact of adopting this Statement is not expected to have a material impact on the Company's consolidated financial statements.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities. The new standard is effective for fiscal years beginning after November 15, 2007, with early adoption permitted. The Company did not elect the fair value option for any financial assets or financial liabilities in 2007 and is in process of evaluating what, if any, impact the adoption of the Statement will have on the Company's consolidated financial statements.

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations (SFAS 141R) which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests of the acquiree. SFAS 141R also recognizes and measures any goodwill acquired, as well as gain resulting from a bargain purchase option. SFAS 141R applies to all transactions or other events in which an entity obtains control of one or more entities and also requires that costs incurred in connection with a business acquisition be expensed as incurred. SFAS 141R applies prospectively to business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2008, and early adoption is not permitted.

The FASB Emerging Issues Task Force finalized Issues No. 06-4 and 06-10, dealing with the accounting for deferred compensation and post-retirement benefit aspects of endorsement and collateral assignment split-dollar life insurance arrangements. These Issues require that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Issues are effective for fiscal years beginning after December 15, 2007. Management does not believe the adoption of the Issues will have a material impact on the Company's consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings (SAB 109). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The Company does not expect the impact of this standard to be material to the consolidated financial statements.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements as of December 31, 2007.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note A - Nature of Operations and Significant Accounting Policies (continued)

Reclassifications: Certain items in the 2006 and 2005 consolidated financial statements have been reclassified to conform with the current year presentation.

Note B - Basic and Diluted Earnings Per Common Share

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2007, 2006 and 2005 is presented below:
	2007	2006	2005
Basic Earnings Per Common Share

Net income (in thousands)	$4,133	$4,009	$3,802

Weighted average common shares outstanding	1,813,003	1,771,211	1,787,346

Less: Unallocated ESOP shares	(5,090)	(6,679)	(2,810)

Weighted average common shares outstanding for basic
earnings per common share	1,807,913	1,764,532	1,784,536

Basic earnings per common share	$2.29	$2.27	$2.13

Diluted Earnings Per Common Share

Net income (in thousands)	$4,133	$4,009	$3,802

Weighted average common shares outstanding for basic
earnings per common share	1,807,913	1,764,532	1,784,536

Add: Dilutive effects of assumed exercises of stock options	5,393	6,303	7,185

Average shares and dilutive potential
of common shares outstanding	1,813,306	1,770,835	1,791,721

Diluted earnings per common share	$2.28	$2.26	$2.12

Stock options for 131,145; 28,560 and 28,770 shares of common stock were not considered in computing diluted earnings per share for 2007, 2006 and 2005, respectively, because they were anti-dilutive.

Note C - Purchase of FNB Financial

On December 1, 2007, the Company completed a merger with FNB Financial Corporation, parent company of First National Bank of Three Rivers. Upon completion of the merger, the name of First National Bank of Three Rivers was changed to FNB Financial (FNB). The merger was accounted for using the purchase method of accounting and, accordingly, the purchase price was allocated to the assets acquired and the liabilities assumed based upon the estimated fair values as of the date of merger. For federal income tax purposes, the tax basis of the assets and liabilities of FNB at November 30, 2007 carryover. The purchase provided the Company the strategic opportunity to expand into adjacent markets since the opportunity to grow organically within the Company's existing market was limited by competition and economic conditions.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note C - Purchase of FNB Financial (continued)

The aggregate purchase price was $26,475,000, representing $13,764,000 of cash and acquisition costs and issuance of 535,936 shares of the Company's common stock valued at $12,711,000, net of $125,000 of offering costs. The cash portion of the acquisition was financed with a $5,000,000 special dividend from SMB&T, the proceeds from a $7,000,000 five-year term loan with a correspondent bank and $1,000,000 from a line of credit with the same correspondent bank, as described in Note I.

The following table summarizes the estimated fair values of the assets acquired and the liabilities assumed at the date of the merger with FNB (in thousands):
Fair Value
Cash and cash equivalents	$4,199
Federal funds sold	5,515
Securities	40,218
Loans, net of $1,458 allowance	76,828
Premises & equipment	2,944
Cash surrender value of bank owned life insurance	2,294
Core deposit intangible asset	3,122
Goodwill	12,802
Other assets	2,484
Total assets acquired	150,406

Deposits	118,598
Advances from Federal Home Loan Bank	2,982
Other liabilities	2,351
Total liabilities assumed	123,931

Net assets acquired	$26,475

The purchase accounting fair value adjustments are being amortized under various methods and over the estimated lives of the corresponding assets and liabilities. Goodwill recorded from the merger amounted to $12,802,000 bringing total goodwill for the Company to $13,422,000 at December 31, 2007. Goodwill is not being amortized but is subject to an annual impairment test. A core deposit intangible asset of $3,122,000 was recorded as part of the deposits assumed and is being amortized using an accelerated basis over a period of 10 years. Amortization of the core deposit intangible asset for the period ended December 31, 2007 was $31,000, resulting in an unamortized balance of $3,091,000 at December 31, 2007. The estimated amortization expense for each of the next five years ending December 31 is as follows: 2008, $374,000; 2009, $362,000; 2010, $350,000; 2011, $339,000; and 2012 $325,000.

The following summarizes pro forma information for the years ended December 31, 2007, 2006 and 2005, assuming the merger occurred at the beginning of each year (in thousands, except share data):

	2007	2006	2005

Net interest income after provision for loan losses	$18,253	$17,552	$16,969
Net income	4,155	3,987	3,620
Basic earnings per common share	1.77	1.73	1.56
Diluted earnings per common share	1.77	1.73	1.56

The pro forma information includes purchase accounting adjustments relating to interest income on loans acquired, amortization of intangible asset arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired and debt borrowings and related tax effects. The pro forma results do not necessarily represent results which would have occurred if the merger had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note D - Securities

Year end investment securities were as follows (in thousands):
Available for sale, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$26,430	$92	$(18)
States and political subdivisions	33,352	152	(32)
Mortgage-backed securities	17,733	86	(9)
Total	$77,515	$330	$(59)

Available for sale, 2006	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$13,997	$10	$(70)
States and political subdivisions	17,741	52	(57)
Corporate securities	3,000	-	-
Mortgage-backed securities	864	1	-
Total	$35,602	$63	$(127)

Included above for 2007 and 2006 are $6,468,000 and $4,200,000, respectively, of floating rate securities that are putable on a weekly basis.

Securities with unrealized losses at year end 2007 and 2006 that have not been recognized in income are as follows (in thousands):
2007	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$7,279	$(10)	$2,485	$(8)	$9,764	$(18)
States and political subdivisions	2,335	(21)	1,171	(11)	3,506	(32)
Mortgage-backed securities	2,731	(9)	-	-	2,731	(9)
Total temporarily impaired	$12,345	$(40)	$3,656	$(19)	$16,001	$(59)

2006	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$6,160	$(9)	$5,417	$(61)	$11,577	$(70)
States and political subdivisions	1,696	(9)	6,452	(48)	8,148	(57)
Total temporarily impaired	$7,856	$(18)	$11,869	$(109)	$19,725	$(127)

Unrealized losses have not been recognized into income as the issuers are of high credit quality, management has the intent and ability to hold for the time necessary to recover the unrealized loss, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note D - Securities (continued)

Sales of available for sale securities were (in thousands):
	2007	2006	2005

Proceeds	$-	$-	$105
Gross gains	-	-	4

Gains on calls of securities were $13,000 and $1,000 for 2007 and 2006, respectively. There were no such gains or losses for 2005. Contractual maturities of debt securities at year-end 2007 were as follows (in thousands):

Fair Value
Due in one year or less	$11,288
Due from one to five years	31,289
Due from five to ten years	13,786
Due after ten years	3,419
Mortgage-backed securities	17,733
$77,515

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $26,263,000 and $7,234,000 were pledged as collateral for public deposits and for other purposes at year-end 2007 and 2006.

At year-end 2007 and 2006, the market value of securities issued by the State of Michigan and all its political subdivisions totaled $20,900,000 and $11,383,000, respectively. No other securities of any state (including all its political subdivisions) were greater than 10% of shareholders' equity.

Investments in the Federal Home Loan Bank totaled $2,057,000 and $1,173,000 at December 31, 2007 and 2006, respectively, and are included in other assets since such investments are considered restricted.

Note E - Loans

Loans at year-end were as follows (in thousands):
	2007	2006

Commercial	$84,937	$63,709
Real estate - commercial	129,065	97,144
Real estate - construction	11,686	10,025
Consumer	15,730	15,745
Real estate mortgage	94,560	66,202
	335,978	252,825
Less allowance for loan losses	(5,156)	(3,302)
Loans, net	$330,822	$249,523

At December 31, 2007 and 2006, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the banks.

The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.
	2007	2006

Balance at January 1	$11,922	$7,555
New loans, including renewals	5,459	10,454
Repayments	(6,659)	(7,928)
Other changes, net	108	1,841
Balance at December 31	$10,830	$11,922

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $121,365,000 and $56,399,000 at December 31, 2007 and 2006, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note E - Loans (continued)

Activity for capitalized mortgage servicing rights was as follows (in thousands):
	2007	2006	2005

Balance at January 1	$399	$274	$102
Additions	157	210	235
Acquisition of servicing rights from FNB	308	-	-
Amortized to expense	(115)	(85)	(63)
Balance at December 31	$749	$399	$274

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2007, 2006 or 2005 since the fair value of such rights approximated or exceeded the carrying value.

Note F - Allowance For Loan Losses

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):
	2007	2006	2005

Balance at January 1	$3,302	$3,167	$3,459
Provision for loan losses	745	500	750
Addition resulting from FNB acquisition	1,458	-	-
Loans charged off	(525)	(485)	(1,171)
Recoveries	176	120	129
Net charge-offs	(349)	(365)	(1,042)

Balance at December 31	$5,156	$3,302	$3,167

Information regarding impaired loans at December 31 was as follows (in thousands):
	2007	2006

Year end loans with allowance for loan losses allocated	$6,099	$5,758
Year end loans with no allowance for loan losses allocated	3,045	1,523

Total impaired loans	$9,144	$7,281

Amount of allowance allocated to these loans	$1,013	$906

	2007	2006	2005

Average balance of impaired loans during the year	$9,362	$7,826	$8,042
Cash basis interest income recognized during the year	$364	$425	$309
Interest income recognized during the year	$366	$418	$317

Nonperforming loans at December 31 were as follows (in thousands):
	2007	2006

Loans past due over 90 days still on accrual	$429	$6
Nonaccrual loans	4,405	3,518

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note G - Premises and Equipment, Net

Premises and equipment, net at December 31 consist of (in thousands):
	2007	2006

Land	$2,150	$1,322
Buildings and improvements	14,285	10,903
Furniture and equipment	6,935	5,677
	23,370	17,902
Less accumulated depreciation	(10,035)	(9,237)
Totals	$13,335	$8,665

Depreciation and amortization expense charged to operations was approximately $835,000, $696,000 and $643,000 in 2007, 2006 and 2005, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2007 were as follows (in thousands):
2008	$68
2009	46
2010	19
2011	2

Total	$135

Note H - Deposits

The carrying amount of domestic deposits at December 31 follows (in thousands):
	2007	2006

Non-interest bearing checking	$57,027	$42,281
Interest bearing checking	86,971	50,177
Savings	56,877	28,693
Money market accounts	63,665	60,835
Time deposits	134,629	100,523
Totals	$399,169	$282,509

The carrying amount of time deposits over $100,000 was $42,514,000 and $42,153,000 at December 31, 2007 and 2006, respectively. Interest expense on time deposits over $100,000 was $1,835,000, $1,691,000 and $1,125,000 for the years ended December 31, 2007, 2006 and 2005, respectively.

At December 31, 2007, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):
2007	$86,368
2008	26,555
2009	11,034
2010	4,143
2011	4,398
Thereafter	2,131
Totals	$134,629

Related party deposits were $11,552,000 and $17,197,000 at December 31, 2007 and 2006, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note I - Other Borrowings

Other borrowings at December 31, 2007 include $5,536,000 in advances from the Federal Home Loan Bank (FHLB) of Indianapolis. The advances have maturities from December 2009 through December 2013 with fixed interest rates ranging from 3.29% to 4.57%, averaging 3.98%. Principal is due at maturity for $4,983,000 of the advances. The remaining $553,000 FHLB advance is at a fixed rate of 4.57% with principal payments beginning in December 2003 and continuing through December 2013.

All of the advances are secured by blanket collateral agreements with the FHLB, which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, commercial real estate and SBA loans. Eligible FHLB loan collateral at December 31, 2007 and 2006 was approximately $66,069,000 and $40,049,000, respectively.

At December 31, 2006, FHLB fixed rate advances with principal due at maturity of $5,000,000 were outstanding. They had a weighted average interest rate of 3.81%. In addition, $651,000 in fixed rate FHLB advances at a fixed rate of 4.57% with principal payments beginning in December of 2003 and continuing through December of 2013 were outstanding.

On November 20, 2007, the Company entered into a Business Loan Agreement with LaSalle Bank N.A., consisting of two credit facilities. The first consisted of a $3,000,000 secured revolving line of credit, maturing in three years with a LIBOR plus 150 basis point interest rate (6.62375% at December 31, 2007). Repayment terms are interest only on a quarterly basis with the principal due at maturity. The second was a $7,000,000 secured term loan, with a maturity of five years subject to a twelve year amortization with an interest rate of LIBOR plus 145 basis points (6.57375% at December 31, 2007). Repayment terms are interest and principal on a quarterly basis (based on a 12 year amortization), with the remaining principal amount due at maturity. Both credit facilities are secured by a pledge of 100% of the stock of the Company's wholly-owned subsidiary, SMB&T. At December 31, 2007, $1,000,000 was outstanding on the line of credit and $7,000,000 on the term note.

Other borrowings also include a loan to the Company with a balance at December 31, 2007 and 2006 of $133,000 and $176,000, respectively. The loan matures on September 15, 2010 and is unsecured.

Also included in other borrowings at December 31, 2007 are $1,084,000 ($1,146,000 in 2006) of amounts due for overdrawn correspondent bank balances. This amount was repaid on January 2, 2008.

At year-end 2007, scheduled principal reductions on other borrowings were as follows for the years ending December 31 (in thousands):
	FHLB	LaSalle Bank	Other	Total

2008	$102	$397	$1,130	$1,629
2009	3,090	424	48	3,562
2010	112	3,453	39	3,604
2011	1,117	483	-	1,600
2012	115	3,243	-	3,358
Thereafter	1,000	-	-	1,000
Total FHLB advances	$5,536	$8,000	$1,217	$14,753

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note J - Securities Sold Under Agreements to Repurchase and Overnight Borrowings

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):
	2007	2006
At December 31:
Outstanding balance	$8,976	$184
Average interest rate	4.06%	2.38%

Daily average for the year:
Outstanding balance	$2,818	$342
Average interest rate	3.44%	1.84%

Maximum outstanding at any month end	$9,958	$612

At December 31, 2007, the subsidiary banks had lines of credit arrangements available to purchase federal funds totaling $32,000,000, subject to quarterly and annual reviews. The balance on these lines at December 31, 2007 and 2006 was $800,000 and $0, respectively.

Note K - Subordinated Debentures And Trust Preferred Securities

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

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2007 was 7.99%. The Company's investment in the common stock of the trust was $155,000 and is included in other assets.

Note L - Income Taxes

Income tax expense consists of (in thousands):
	2007	2006	2005

Current	$1,460	$1,453	$1,320
Deferred	(24)	38	(10)
Totals	$1,436	$1,491	$1,310

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note L - Income Taxes (continued)

Income tax expense calculated at the statutory federal income tax rate of 34% differs from actual income tax expense as follows (in thousands):
	2007	2006	2005

Income tax at statutory rate	$1,893	$1,870	$1,738
Tax-exempt interest income, net	(234)	(180)	(170)
Increase in net cash surrender value of life insurance policies	(97)	(135)	(100)
Low income housing partnership tax credit	(127)	(127)	(127)
Other items, net	1	63	(31)
Totals	$1,436	$1,491	$1,310

Year-end deferred tax assets and liabilities consist of the following (in thousands):
	2007	2006
Deferred tax assets:
Allowance for loan losses	$1,305	$800
Deferred compensation and supplemental retirement liability	739	701
Net operating loss carryforward	434	-
Intangible asset amortization	50	62
Pension liability	19	115
Pension liability - SFAS 158	31	-
Write off of investment	60	68
Write down of other real estate	-	22
Nonaccrual loan interest	226	170
Net unrealized loss on available for sale securities	-	21
Other	116	63
	2,980	2,022
Valuation allowance	(54)	(54)
Total deferred tax assets, net of valuation allowance	2,926	1,968

Deferred tax liabilities:
Mortgage servicing rights	(255)	(136)
Goodwill	(128)	(106)
Purchase accounting adjustments	(951)	-
Net unrealized gain on available for sale securities	(90)	-
Other	(237)	(81)
Total deferred tax liabilities	(1,661)	(323)
Net deferred tax assets, included in other assets	$1,265	$1,645

At the date of acquisition, FNB had a net operating loss carryforward (NOL) of approximately $1,277,000 for federal income tax purposes. The NOL resulted from FNB's 2007 operating results through November 30, 2007 and is available to reduce FNB's future taxable income through 2027.

A valuation allowance against deferred tax assets of $54,000 was considered necessary at December 31, 2007 and 2006 as the likelihood of receiving a tax benefit on a portion of the capital loss on the write off of an investment is considered doubtful. Remaining deferred tax assets are deemed more likely than not to be realized.

The Company and its subsidiaries file income tax returns in the U.S. federal and certain state jurisdictions. Such returns are no longer subject to tax examinations by tax authorities for years before 2004.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note M - Benefit Plans

Defined Benefit Pension Plan: The Company adopted SFAS 158 effective December 31, 2007. The impact of the adoption of SFAS 158 on the 2007 consolidated balance sheet was to increase pension liability by $90,000 with a corresponding increase of $31,000 to deferred tax assets and a charge to accumulated other comprehensive income of $59,000.

Effective December 31, 2006 the Southern Michigan Bank & Trust Pension Plan was frozen on a partial basis. Current plan-eligible employees who meet specific age and years of service requirements have been grand-fathered in and will continue to accrue benefits under the plan. All other employees will continue to vest in their December 31, 2006 benefit balances, however, no further benefits will accrue. This curtailment resulted in a $687,000 reduction in the projected benefit obligation during 2006. The curtailment gain was entirely used to offset the unrecognized net actuarial loss; and therefore, there was no impact of this gain on net income. The Company uses a December 31 measurement date for the plan.

Information about the pension plan was as follows (in thousands):
	2007	2006
Change in benefit obligation:
Beginning benefit obligation	$(2,136)	$(2,354)
Service cost	(37)	(275)
Interest cost	(130)	(155)
Curtailment gain	-	687
Actuarial loss from change in actuarial assumptions	(39)	(233)
Benefits paid	142	194
Ending benefit obligation	(2,200)	(2,136)

Change in plan assets, at fair value:
Beginning plan assets	1,763	1,325
Actual return	108	147
Employer contribution	432	485
Benefits paid	(142)	(194)
Ending plan assets	2,161	1,763

Net amount recognized:
Funded status	(39)	(373)
Unrecognized net actuarial loss	-	34
Accrued benefit cost	$(39)	$(339)

The accumulated benefit obligation for the defined benefit pension plan was $2,075,000 and $1,935,000 at December 31, 2007 and 2006, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):
	2007	2006	2005
Components of net periodic benefit cost:
Service cost	$37	$275	$211
Interest cost	130	155	176
Expected return on plan assets	(129)	(98)	(134)
Recognized net actuarial loss	-	35	22
Settlement charge	-	-	194
Net periodic benefit cost	$38	$367	$469

At December 31, 2007, a net actuarial loss of $94,000 has not yet been recognized as a component of net periodic benefit cost. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2008 has not yet been determined.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note M - Benefit Plans (continued)

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:
	2007	2006	2005
Discount rate on benefit obligation	6.0%	6.0%	6.5%
Long-term expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%

	Target Allocation 2008	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of Return - 2007
Asset Category		2007	2006

Equity securities	0%	0%	56%	0%
Debt securities	22%	22%	31%	6.0%
Cash	78%	78%	13%	3.8%
	100%	100%	100%	4.3%

The expected return on plan assets has been based upon actual historical long-term returns of the overall stock and bond markets and actual portfolio returns.

The pension plan assets are managed by the Trust Department. A written investment policy which meets the standards of the prudent investor rule is followed. In addition, the Northern Trust Company and Main Street Advisors, both of Chicago, have provided investment advisory services, guidance and expertise.

The investment policy is established to provide direction for the purchase of equity and debt securities of good quality, determined by careful analysis and investigation. Factors to be considered include relative price, yield, earnings, dividends, assets, ratings and ability to repay debts.

The equity philosophy has been driven by the long term objective of growth. Diversification is achieved by diversifying by industry in order to reduce the portfolio's sensitivity to any one sector of the economy.

Debt securities (bonds), as a general rule, must have an "A" rating or better to meet the criteria as an investment of the plan. Bond maturities are laddered over several years in order to provide predictable income flow and reduce interest rate risk.

Only trust quality investments will be allowed in the plan. Those include blue chip stocks, bonds with an A rating or better, mutual funds that meet established investment criteria and money market funds. Investments not allowed in the plan include derivatives, puts, calls, options and futures. No single issue may have a concentration greater than 10% of the total fair value.

Investments or debt obligations of Southern Michigan Bancorp, Inc. are not allowed as holdings within the plan.

The plan's investment objective at December 31, 2007 is primarily fixed income investments with a target of 90% bonds and 10% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the partial freeze of the plan, the investment allocations have been reevaluated with shorter term objectives.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note M - Benefit Plans (continued)

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed.

During 2005, the Company distributed a lump sum distribution to a highly compensated employee which triggered a plan settlement in the amount of $194,000 in addition to the Company's expense of $275,000, bringing the total expense to $469,000 for the year.

The Company expects to contribute $100,000 to its pension plan in 2008.

At year-end 2007, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):
2008	$24
2009	26
2010	26
2011	31
2012	37
2013 - 2017	463

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Board of Directors determines the Company's contribution level annually. Effective January 1, 2007, the Company increased its discretionary and matching contribution levels. Assets of the plan are held in trust by SMB&T and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $426,000, $122,000 and $117,000 in 2007, 2006 and 2005, respectively. Company matching is provided in Company stock.

Shares held by the ESOP at year-end are as follows:
	2007	2006

Allocated shares	92,203	89,122
Unallocated shares	3,990	5,579

Total ESOP shares	96,193	94,701

The fair value of the allocated shares held by the ESOP is approximately $2,029,000 and $2,148,000 at December 31, 2007 and 2006, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such these shares are not classified in shareholders' equity as permanent equity. In 2005, the ESOP obtained a loan for $204,000 to purchase 7,568 shares. The balance of the loan at December 31, 2007 and 2006 was $103,000 and $143,000, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note M - Benefit Plans (continued)

Deferred Compensation Plan: As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Current rates paid on deferred compensation balances range from 5.81% - 12.98%. Deferred compensation expense was $225,000, $225,000 and $227,000 in 2007, 2006 and 2005, respectively. The liability for vested benefits was $1,787,000 and $1,780,000 at December 31, 2007 and 2006, respectively, and is included in accrued expenses and other liabilities.

Supplemental Retirement Plan: The Bank also maintains a supplemental retirement plan to provide annual payments to particular executives subsequent to their retirement. The plan covers two individuals, both of whom are retired. Liabilities associated with this plan totaled $212,000 and $235,000 at December 31, 2007 and 2006. Expense associated with this plan totaled $11,000, $13,000 and $20,000 in 2007, 2006 and 2005, respectively.

Note N - Stock Options

The Company has stock based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $95,000 in 2007 (none in 2006 and 2005).

On June 6, 2005 shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership. The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards. A maximum of 157,500 shares of common stock are available under the plan. The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors. At December 31, 2007, 20,502 shares are available under the plan.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan total 115,500. Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors. The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine. At December 31, 2007, 44,841 shares are available under the plan.

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend yield assumption is based on the Company's history and expected dividend payouts.
	2007	2006	2005

Risk-free interest rate	4.75%	NA	3.00%
Expected option life	8 years	NA	8 years
Expected stock price volatility	14.05%	NA	13.49%
Dividend yield	3.59%	NA	2.72%

Weighted-average fair value of options granted during year	$3.58	NA	$3.13

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note N - Stock Options (continued)

A summary of the activity in the plans (as restated for the 5% stock dividends in February 2006) is as follows for the years ended December 31, 2007, 2006 and 2005:

	2007		2006		2005
	Shares	Weighted Average Price	Shares	Weighted Average Price	Shares	Weighted Average Price

Outstanding at beginning of year	95,663	$22.17	102,084	$22.00	43,555	$18.46
Granted	103,110	24.09	-	-	61,691	24.32
Exercised	-	-	(5,581)	17.92	(1,902)	15.17
Forfeited	(1,665)	23.90	(840)	24.23	(1,260)	22.05
Outstanding at end of year	197,108	23.16	95,663	22.17	102,084	22.00

Options exercisable at year-end	94,298	22.15	95,663	22.17	102,084	22.00

At December 31, 2007 the weighted average remaining contractual life for all options outstanding was 6.8 years.

At December 31, 2007, the aggregate intrinsic value of options outstanding and exercisable totaled $119,000. This value represents the difference between the Company's closing stock price on the last day of trading for the year and the exercise price multiplied by the number of in-the-money options assuming all option holders had exercised their stock options on December 31, 2007. The aggregate intrinsic value of stock options exercised during 2007, 2006 and 2005 was $0, $34,000 and $14,000, respectively. Exercise of the options resulted in cash payments of $0, $100,000 and $29,000 for 2007, 2006 and 2005, respectively.

As of December 31, 2007, there was $286,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 3.4 years.

Restricted Stock - Restricted shares may be issued under the plans described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date. During 2007, the Company issued 2,740 shares of restricted stock at a fair value of $24.58 and recorded $12,000 of compensation cost. All shares are unvested as of December 31, 2007. As of December 31, 2007, there is $55,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 4.3 years.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note O - Commitments

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

At December 31, 2007 and 2006, the Company had $21,000 and $0, respectively, of commitments under commercial letters of credit, used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2007 and 2006, commitments under outstanding standby letters of credit were $1,340,000 and $2,240,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):
	2007	2006
Fixed rate	$7,670	$5,782
Variable rate	56,371	51,359
Totals	$64,041	$57,141

The fixed rate commitments have stated interest rates ranging from 4.75% to 14.00%. The terms of the above commitments range from 1 to 62 months.

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

Note P - Accumulated Other Comprehensive Income (loss)

Accumulated other comprehensive income (loss) amounted to $122,000 at December 31, 2007 and ($42,000) at December 31, 2006 and is summarized as follows (in thousands):
	2007	2006
Unrealized gain (loss) on available-for-sale securities, net of
income taxes of $90 in 2007 and $21 in 2006	$181	$(42)
Pension liability, net of income taxes of $31	(59)	-
Total	$122	$(42)

The changes in the components of accumulated comprehensive income (loss), excluding the impact in 2007 of initially applying SFAS 158 pension accounting, and related tax effects for the years ended December 31, 2007, 2006 and 2005 are as follows (in thousands):
	2007	2006	2005

Unrealized gain (loss) on available for sale securities	$347	$124	$(352)
Reclassification adjustments for net realized gains
included in net income	(13)	(1)	(4)

Net unrealized gain (loss) arising during the year	334	123	(356)

Tax effect	(111)	(41)	121
Other comprehensive income (loss) for the year	$223	$82	$(235)

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note Q - Restrictions On Transfers From Subsidiaries

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the banks can pay to the Company. At December 31, 2007, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was approximately $4,993,000.

Note R - Southern Michigan Bancorp, Inc. (Parent Company Only) Financial Information

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):
Balance Sheets	December 31,
	2007	2006
Assets
Cash and cash equivalents	$377	$304
Investment in subsidiary banks	57,834	34,357
Investment in non banking subsidiary	193	195
Premises and equipment, net	972	1,007
Other	770	629
Total Assets	$60,146	$36,492

Liabilities and Shareholders' Equity
Dividends payable	$462	$354
Other liabilities	148	177
Other borrowings	8,133	176
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	2,029	2,148
Shareholders' equity	44,219	28,482
Total Liabilities and Shareholders' Equity	$60,146	$36,492

Statements of Income	Year ended December 31,
	2007	2006	2005

Dividends from subsidiary banks	$7,459	$1,791	$1,515
Interest income	18	11	12
Interest expense	(458)	(412)	(312)
Other income	209	246	260
Other expenses	(175)	(72)	(175)
	7,053	1,564	1,300
Federal income tax benefit	(139)	(78)	(73)
	7,192	1,642	1,373
Equity in net income, less dividends received, of:
Subsidiary banks	(3,057)	2,368	2,431
Non-banking subsidiary	(2)	(1)	(2)
Net Income	$4,133	$4,009	$3,802

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note R - Southern Michigan Bancorp, Inc. (Parent Company Only) Financial Information (continued)
Statements of Cash Flows	Year ended December 31,
	2007	2006	2005
Operating Activities
Net income	$4,133	$4,009	$3,802
Adjustments to reconcile net income to net cash
from operating activities:
Equity in net income, less dividends received, of:
Subsidiary banks	3,057	(2,368)	(2,431)
Non-banking subsidiary	2	1	2
Stock option and restricted stock grant compensation expense	95	-	-
Depreciation	35	31	31
Net change of obligation under ESOP	40	41	(144)
Other	43	(138)	(244)
Net cash from operating activities	7,405	1,576	1,016

Investing Activities
Subsidiary bank acquisition	(13,764)	-	-
Proceeds from maturities and calls of available for sale securities	-	-	495
Net cash from investing activities	(13,764)	-	495

Financing Activities
Proceeds from other borrowings	8,000	-	236
Repayments of other borrowings	(43)	(40)	(60)
Cash dividends paid	(1,525)	(1,331)	(901)
Cash paid in lieu of fractional shares for 5% stock dividend	-	(2)	-
Stock options exercised	-	100	29
Repurchase of common stock	-	(240)	(4,090)
Net cash from financing activities	6,432	(1,513)	(4,786)

Net change in cash and cash equivalents	73	63	(3,275)
Beginning cash and cash equivalents	304	241	3,516

Ending cash and cash equivalents	$377	$304	$241

Note S - Supplemental Cash Flow Disclosures

The following supplemental cash flow disclosures are provided for the years ended December 31, 2007, 2006 and 2005 (in thousands):
	2007	2006	2005
Cash paid during the year for:
Interest	$8,595	$6,906	$5,313
Income taxes	1,305	1,465	1,445

Non-cash operating activities:
Change in deferred income taxes on net unrealized gain (loss) on available for sale securities	(111)	(41)	121

Non-cash investing activities:
Change in unrealized gain (loss) on available for sale securities	334	123	(356)
Transfers from loans to foreclosed assets	1,863	498	1,003

Non-cash financing activities:
Issuance of common stock, net of issuance cost	12,711	-	-

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note T - Fair Value Information

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value.

Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available. If quoted market prices are not available, fair values are based on quoted market prices of comparable instruments. The fair value of restricted equity securities approximates amortized cost.

Loans and loans held for sale, net: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values. The fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

Accrued interest receivable: The carrying amount reported in the balance sheet approximates fair value.

Off-balance-sheet financial instruments: The estimated fair value of off-balance-sheet financial instruments is based on current fees or costs that would be charged to enter or terminate the arrangements. The estimated fair value is not considered to be significant for this presentation.

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

Securities sold under agreements to repurchase, federal funds sold and purchased: The carrying amount reported in the balance sheet approximates fair value.

Other borrowings: The fair value of other borrowings is estimated using discounted cash flows analysis based on the current incremental borrowing rate for similar types of borrowing arrangements.

Subordinated debentures: The carrying amount reported in the balance sheet approximates fair value of the variable-rate subordinated debentures.

Accrued interest payable: The carrying amount reported in the balance sheet approximates fair value.

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2007 and 2006, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2007 and 2006 should not necessarily be considered to apply at subsequent dates.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note T - Fair Value Information (Continued)

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):
	2007		2006
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$14,470	$14,470	$9,369	$9,369
Federal funds sold	6,449	6,449	10,429	10,429
Securities available for sale	77,515	77,515	35,602	35,602
Loans held for sale	624	624	-	-
Loans, net of allowance for loan losses	330,822	334,523	249,523	248,544
Accrued interest receivable	3,387	3,387	2,506	2,506

Financial liabilities:
Deposits	$(399,169)	$(399,817)	$(282,509)	$(282,115)
Securities sold under agreements to repurchase and overnight borrowings	(9,776)	(9,776)	(184)	(184)
Other borrowings	(14,753)	(14,840)	(6,973)	(6,811)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(611)	(611)	(225)	(225)

The preceding table does not include net cash surrender value of life insurance and dividends payable which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

Southern has also unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit, as described in Note O. The contract amount of such instruments is considered to be the fair value.

Note U - Regulatory Matters

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that could have a direct material effect on the consolidated financial statements. Prompt corrective action provisions are not applicable to bank holding companies.

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

At year-end 2007 and 2006, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action. There are no conditions or events since that notification that management believes have changed the classification.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

Note U - Regulatory Matters (continued)

At year end, actual capital levels and minimum required levels were as follows (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk weighted assets)
Consolidated	$39,724	10.9%	$29,198	8.0%	N/A	N/A
SMB&T	34,052	12.5	21,816	8.0	$27,269	10.0%
FNB	11,679	12.6	7,428	8.0	9,285	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	34,568	9.5	14,599	4.0	N/A	N/A
SMB&T	30,640	11.2	10,908	4.0	16,362	6.0
FNB	10,515	11.3	3,714	4.0	5,571	6.0
Tier 1 capital (to average assets)
Consolidated	34,568	10.3	13,362	4.0	N/A	N/A
SMB&T	30,640	9.1	13,410	4.0	16,763	5.0
FNB	10,515	8.3	5,041	4.0	6,301	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2006
Total capital (to risk weighted assets)
Consolidated	$38,313	14.1%	$21,673	8.0%	N/A	N/A
SMB&T	37,041	13.7	21,575	8.0	$26,969	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	35,011	12.9	10,836	4.0	N/A	N/A
SMB&T	33,739	12.5	10,788	4.0	16,182	6.0
Tier 1 capital (to average assets)
Consolidated	35,011	10.8	13,019	4.0	N/A	N/A
SMB&T	33,739	10.4	12,979	4.0	16,224	5.0

Note V - Quarterly Financial Data (in thousands, except per share data) (Unaudited)
	Interest Income	Net Interest Income	Net Income	Earnings Per Share
				Basic	Fully Diluted
2007
First Quarter	$5,570	$3,570	$978	$0.55	$0.55
Second Quarter	5,722	3,649	1,069	0.61	0.60
Third Quarter	5,895	3,683	1,082	0.61	0.61
Fourth Quarter	6,357	4,004	1,004	0.52	0.52

2006
First Quarter	$5,078	$3,560	$926	$0.52	$0.52
Second Quarter	5,245	3,613	1,017	0.58	0.57
Third Quarter	5,563	3,696	1,029	0.58	0.58
Fourth Quarter	5,568	3,626	1,037	0.59	0.59

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T).	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of Southern's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern's disclosure controls and procedures as of December 31, 2007. Based on and as of the time of that evaluation, Southern's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern's disclosure controls and procedures were effective as of the end of the period covered by this report.

          This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of Southern's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

          There was no change in Southern's internal control over financial reporting that occurred during the year ended December 31, 2007 that has materially affected, or that is reasonably likely to materially affect, Southern's internal control over financial reporting.
Item 9B.	Other Information

          On March 26, 2008, Southern entered into amended employment agreements with the following individuals:
•	John H. Castle, Director, Chairman of the Board, and Chief Executive Officer of Southern and Southern Michigan Bank.
•	Kurt G. Miller, Director and President of Southern and Southern Michigan Bank and President of SMB Mortgage Co. and SMB&T Financial Services, Inc.
•	Richard E. Dyer, Director and Executive Vice President of Southern and Director, President, and Chief Executive Officer of FNB Financial

          A summary of the material amendments to the employment agreements is as follows:
•

The previous form of agreements limited severance payments in connection with a change in control to the maximum amount that would not result in excise taxes under Internal Revenue Code Section 280G. The amended agreements replace the "280G cap" with a "280G gross-up" for Messrs. Castle and Mr. Miller (but not Mr. Dyer). The gross-up will make Messrs. Castle and Miller whole for any additional taxes incurred as a result of Internal Revenue Code Section 280G in the event of severance payments in connection with a change in control of Southern.

•	Technical changes have been made so that the employment agreements comply with Internal Revenue Service regulations under Internal Revenue Code Section 409A, which are effective at the end of 2008.

          The amended employment agreements are filed with this report as Exhibits 10.1, 10.2, and 10.3 and are here incorporated by reference. For further information on the terms of the amended employment agreements, see Items 11 and 13 of this report.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

          Southern's board of directors is comprised of three classes, which are as nearly equal in number as possible. Each class of directors serves a successive three-year term of office.

          Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 14, 2008. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers will be appointed annually and serve at the pleasure of the board of directors of Southern.

          Directors with Terms Expiring in 2008

          Marcia S. Albright (age 44) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Ms. Albright is Vice President and General Manager of Cequent Electrical Products, a manufacturer of automotive electronic parts, and was previously Engineering Manager for Tekonsha Engineering from 1995 to 2002.

          Dean Calhoun (age 49) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer and lumber manufacturing company, Chief Executive Officer of Altenburg Hardware Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC and Chief Executive Officer of Tri-State Hardwood Co. Inc.

          John H. Castle (age 50) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. He is Chairman of the Board of SMB Mortgage Co. and SMB&T Financial Services, Inc.

          Robert L. Hance (age 52) has been a director of Southern since December 17, 2007. Mr. Hance was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Hance is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Hance has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2004. Mr. Hance is the President of Midwest Energy Cooperative, an electric utility.

          Nolan E. Hooker (age 56) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company.

          Directors with Terms Expiring in 2009

          Richard E. Dyer (age 50) has been a director of Southern since December 17, 2007. Mr. Dyer was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Dyer is a former director and Chief Executive Officer and President of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Dyer has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2001. Mr. Dyer is Executive Vice President of Southern and Chief Executive Officer and President of FNB Financial.

          Gregory J. Hull (age 60) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey's Roost Farm.

          Thomas E. Kolassa (age 60) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is an executive vice-president of Hub International, Inc., a North American insurance brokerage.

          Donald J. Labrecque (age 50) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including three bowling centers, and is President of Kegler Inc and Double Inc.

          Freeman E. Riddle (age 75) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc.

          Directors with Terms Expiring in 2010

          John S. Carton (age 67) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2003. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan.

          H. Kenneth Cole (age 59) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is Chief Administrative Officer and Treasurer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan.

          Gary Hart Haberl (age 55) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is Chief Executive Officer and President of Infinisource, Inc., a benefits administrator.

          Brian P. McConnell (age 45) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries.

          Kurt G. Miller (age 52) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Miller is President of Southern, Southern Michigan Bank, SMB Mortgage Co., and SMB&T Financial Services, Inc.

          Executive Officers Who Are Not Directors

          Danice L. Chartrand (age 41) is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank. She is the Treasurer and Secretary of SMB&T Financial Services, Inc. and the Treasurer of SMB Mortgage Co.

          Loren V. Happel (age 52) is the Senior Vice President of Southern, Southern Michigan Bank and SMB Mortgage Company.

Code of Ethics

          Southern has adopted a code of ethics that applies to our principal executive officer, principal financial officer, and other senior financial and accounting officers. We will provide to any person without charge, upon request, a copy of the code of ethics. To request a copy of the code of ethics, address the request to Southern Michigan Bancorp, Inc., 51 W. Pearl Street, P.O. Box 309, Coldwater, Michigan 49036, Attention Danice L. Chartrand, Secretary.

Shareholder Nomination of Directors

          Under Southern's bylaws, all shareholder nominations for director for which written proxy solicitation by the board of directors is sought, must be made in writing and delivered or mailed to Southern by December 31 of the year preceding the year in which the nomination is proposed. All other shareholder nominations for directors (i) may be made only by a shareholder entitled to vote in the election of directors at the particular meeting at which the nomination is to occur, (ii) must be made by the shareholder in person or by proxy at such meeting, and (iii) only if the shareholder delivers personally, or the Secretary of Southern otherwise receives, written notice of the shareholder's intent to make the nomination at least 30 days, but no more than 90 days, before the anniversary date of the record date for determination of shareholders entitled to vote in the immediately preceding annual meeting of shareholders. Nominations that are not received before the applicable deadline will not be placed on the ballot and will be deemed void and of no effect. Southern's board of directors believes that advance notice of nominations by shareholders will afford a meaningful opportunity to consider the qualifications of the proposed nominees and, to the extent deemed necessary or desirable by the board of directors, will provide an opportunity to inform shareholders about such qualifications.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation of Southern's named executive officers, which includes Southern's principal executive officer and its two other most highly compensated executive officers.
Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation (3)	Total

John H. Castle	2007	$212,360	$58,800	$4,916	$27,180	$-	$-	$19,965	$322,921
Chairman and	2006	200,340	56,000	-	-	-	-	14,343	270,683
CEO of Southern
and Southern
Michigan Bank

Kurt G. Miller	2007	$169,888	$48,300	$3,933	$22,806	$-	$-	$18,976	$263,903
President of	2006	160,272	46,000	-	-	-	-	10,935	217,207
Southern and
Southern
Michigan Bank

Danice L. Chartrand	2007	$112,035	$27,500	$1,229	$9,981	$-	$-	$10,015	$160,760
Senior Vice	2006	101,850	25,000		-	-	-	3,911	130,761
President and CFO
of Southern and
Southern
Michigan Bank

_____________________________
(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)

The amount listed reflects the portion of the fair value of option grants and stock awards that represent earned compensation for the year listed on the same basis as included in the Company's financial statements. Value of stock options granted is based on "Grant Date Present Value" as calculated using a Black-Scholes option pricing model. Information regarding all forfeitures of option awards during 2007 and assumptions made in the valuation of option awards is presented in Note N, Stock Options, to the Consolidated Financial Statements for the Fiscal Year Ended December 31, 2007 and is here incorporated by reference.

(3)

"All Other Compensation" includes the value of Southern's matching contributions to each executive officer in the qualified retirement plan, the taxable benefit of company owned vehicles, company paid life insurance premiums (a benefit that is generally available to Southern's salaried employees) and country club memberships. None of Southern's named executive officers received perquisites or personal benefits having an aggregate value of $10,000 or greater. The following table provides details regarding all other compensation paid to named executive officers:

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	Total

Mr. Castle	2007	$11,357	$1,430	$3,178	$4,000	$19,965
	2006	5,500	1,830	2,943	4,070	14,343
Mr. Miller	2007	$11,128	$1,404	$2,419	$4,025	18,976
	2006	4,680	1,402	2,308	2,545	10,935
Ms. Chartrand	2007	$9,022	$-	$993	$-	10,015
	2006	3,009	-	902	-	3,911

Narrative Discussion of Summary Compensation Table

          Employment Agreements

          John H. Castle Employment Agreement

          As an inducement for Mr. Castle's agreement to serve as a director and Chief Executive Officer of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Castle in 2004, which was amended and restated in 2008, that continues until either Southern or Mr. Castle provides notice of termination. Under this agreement, Southern agreed to:
•	pay Mr. Castle a salary of at least $221,000 per year, or as may be adjusted, less taxes and withholdings, plus possible bonuses and participation in equity plans sponsored by Southern;

•	provide Mr. Castle with the use of an automobile at the expense of Southern;

•	reimburse Mr. Castle for all documented business expenses;

•	continue to pay Mr. Castle his base salary for one year, health care continuation coverage premium for one year and outplacement assistance up to $5,000 if Mr. Castle is terminated without cause;

•

pay Mr. Castle his health care continuation coverage premium for the length of his continuation coverage under COBRA and 2.99 times his average base salary and bonus if Mr. Castle is terminated, without cause, or quits for "good reason" following a change in control of Southern or within six months before a change in control of Southern;

•

pay Mr. Castle a "gross up" payment for any excise tax, interest, penalties and additional income tax incurred as a result of Section 280G of the Internal Revenue Code due to payments to Mr. Castle under the agreement;

•	provide Mr. Castle with four weeks of paid vacation per year;

•	provide Mr. Castle with a country club membership; and

•	provide Mr. Castle with the same health and other employee benefits provided to other executive employees of Southern and Southern Michigan Bank.

          Mr. Castle agreed not to compete with Southern or Southern Michigan Bank while employed by Southern or Southern Michigan Bank and for one year following termination of Mr. Castle's employment, unless his employment is terminated by Southern without cause or by Mr. Castle for "good reason" after a change in control of Southern or within six months before a change in control of Southern.

         Kurt G. Miller Employment Agreement

          As an inducement for Mr. Miller's agreement to serve as President of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Miller in 2004, which was amended and restated in 2008, on the same terms as those for Mr. Castle described above, except that Mr. Miller's base salary was initially at least $177,000 per year, or as may be adjusted, less taxes and withholdings.

Outstanding Equity Awards at Fiscal Year-End

          The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2007.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (3)	Market Value of Shares of Units of Stock that Have Not Vested ($)

John H. Castle	1,575 8,925 8,925 10,500	- - - -	15.72 20.05 25.89 22.80	3/17/2013 1/2/2014 1/2/2015 12/19/2015
	-	9,000	24.58	1/29/2017
	-	20,000	23.90	4/24/2017
					1,000	22,000

Kurt G. Miller	1,575 6,825 6,825 8,400	- - - -	15.72 20.05 25.89 22.80	3/17/2013 1/2/2014 1/2/2015 12/19/2015
		7,200	24.58	1/29/2017
		18,000	23.90	4/24/2017
					800	17,600

Danice L. Chartrand	327 945 2,625 2,625 2,625	- - - - -	14.55 15.72 20.05 25.89 22.80	4/17/2011 3/17/02013 1/2/2014 1/2/2015 12/19/2015
	-	2,250	24.58	1/29/2017
	-	11,000	23.90	4/24/2017
					250	5,500
__________________________
(1)	All exercisable options are fully vested.
(2)	Options granted in January 2007 vest annually over a two-year period. Options granted in April 2007 vest annually over a five-year period.
(3)	Shares of restricted stock were awarded in January 2007 and vest over a five-year period (20% each year).

Additional Narrative Disclosure

          ESOP and 401(k) Plan

          The Southern Michigan Bank & Trust Employee Stock Ownership Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and includes 401(k) provisions.

          The purpose of the 401(k) plan is to permit Southern Michigan Bank employees, including the named executive officers, to save for retirement on a pre-tax basis. In addition to an employee's pre-tax contributions, Southern Michigan Bank may contribute discretionary matching and employee stock ownership plan payments to the 401(k) plan. If Southern Michigan Bank contributes matching or employee stock ownership plan payments to the 401(k) plan, those contributions are immediately 100% vested. Southern Michigan Bank has generally made a matching contribution to the 401(k) plan each year.

          Each participant in the 401(k) plan has an account to record the participant's interest in the plan. Amounts contributed by or on behalf of a participant are credited to his or her account. A participant's benefit from the 401(k) plan is equal to the vested amount in the participant's account when he or she terminates employment with Southern Michigan Bank. The employee stock ownership plan provisions provide that the 401(k) plan, in part, is designed to invest primarily in Southern common stock.

          Southern Michigan Bank & Trust Pension Plan

          Employees are eligible to participate in the Southern Michigan Bank & Trust Pension Plan at age 21 after completing one year of service in which the employee worked at least 1,000 hours. A participant is considered vested after 5 years of vesting service. A year of vesting service is credited for each calendar year that a participant is credited with 1,000 hours of service, including years before the plan was adopted and before the participant reached age 18.

          The normal retirement benefit under the plan is calculated using a benefit formula of 35% of the participant's average compensation (reduced proportionately for less than 30 years of benefit service at normal retirement) multiplied by a fraction based on the participant's actual years of service compared to the years of service the participant would have accumulated at normal retirement. Average compensation is defined as the highest five year annual average W-2 compensation. Normal retirement age is defined as age 65. An early retirement benefit is available for participants age 55 with 5 years of service. None of the named executive officers are eligible for early retirement benefits from the plan.

          The normal form of benefit from the plan is a qualified joint and survivor annuity. Participants may elect a lump sum, life annuity with period certain or joint and survivor annuity as an optional form of benefit with spousal consent.

          Effective December 31, 2006, the Southern Michigan Bank & Trust Pension Plan was partially frozen. Current participants who meet specific age and years of service requirements have been grandfathered in the plan and will continue to accrue benefits under the plan. All other employees will continue to vest in their December 31, 2006, benefit balances but will not accrue any additional benefits. The named executives do not meet the age and years of service requirement to be grandfathered in the plan, so they will not accrue any additional benefits under the plan.

          Supplemental Executive Retirement Plan

          On December 17, 2007, the board of directors of Southern Michigan Bank adopted the Southern Michigan Bank & Trust Supplemental Executive Retirement Plan (the "SERP"). The board of Southern Michigan Bank designated John S. Castle, Kurt G. Miller, and Danice L. Chartrand as participants in the SERP.

          Under the SERP, each participant receives a benefit equal to the difference between the pension benefit the participant would have received under the Southern Michigan Bank & Trust Pension Plan (the "Pension Plan") had the Pension Plan not been frozen (i.e., participants in the Pension Plan no longer accrue benefits under the Pension Plan) effective December 31, 2006, and the pension benefit the participant actually receives from the Pension Plan.  The benefits under the Plan are vested under the same schedule as the participant's benefit under the Pension Plan and will be paid upon the participant's termination of employment in the form of a lump sum or annuity, as elected by the participant.

          Non-Qualified Deferred Compensation

          The named executive officers are eligible to participate in a non-qualified deferred compensation plan. Participants in the plan may elect to defer up to 100% of their salary and other cash compensation on an annual basis.

          The plan provides that Southern will pay to each participant a lump sum or 180 equal monthly payments, as the participant elects, upon early retirement (age 60) or normal retirement (age 65), disability or a change in control of Southern. If the participant's termination of employment occurs prior to early retirement, the participant will receive a lump sum distribution within 90 days of termination of employment of the participant's entire account balance at the time of termination.

          Under terms of the agreement, if the executive officer dies while in the active service of Southern, the executive officer's beneficiary will receive a supplemental death benefit. This supplemental death benefit will be the estimated deferral account balance at the executive officer's normal retirement age divided by 180, payable monthly for 180 months. The estimated deferral account balance will be calculated by taking the deferral account balance on the date of death plus the average monthly contribution made over the previous 12 months, projected at the current plan interest rate (not to exceed 7%), to the executive officer's normal retirement age. This amount will not exceed the net death benefit paid to the bank under the executive officer's bank owned life insurance policy(s). No premiums were paid in 2007 on any named executive's bank owned life insurance policies.

          Stock Incentive Plan of 2005

          Under the Stock Incentive Plan of 2005, the Compensation Committee of the board of directors may grant stock options and stock appreciation rights and award restricted stock to directors, officers, or any employee, in the Compensation Committee's discretion. Upon retirement, stock options and stock appreciation rights are exercisable for the remainder of their terms, and restricted stock fully vests (i.e., the restrictions lapse).

          Agreements with Payments Upon Resignation, Retirement, Termination, or Change in Control

          Information about the material terms of the employment agreements for John H. Castle and Kurt G. Miller that provide payments to Messrs. Castle or Miller upon their resignation, retirement, or termination or a change in control of Southern are described above under "Executive Compensation - Narrative Disclosure to Summary Compensation Table," pages 68 to 69, and is here incorporated by reference.

          Stock options, stock appreciation rights, and restricted stock granted or awarded under the Stock Incentive Plan of 2005 are fully exercisable and fully vest upon a change of control of Southern.

Compensation of Directors

          Directors who are not employed by Southern or any subsidiary of Southern ("non-employee directors") received an annual retainer of $10,200 in 2007. Each non-employee director also received $190 for each trust, compensation and executive committee meeting attended and $340 for each audit committee meeting attended. The Chairman of the audit committee received an additional $1,500 retainer. Non-employee directors also received a $2,000 discretionary bonus for 2007. Directors who are employed by Southern or either of the Banks do not receive director compensation.

          Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2007 on any directors' bank-owned life insurance policies.

          The following table summarizes the compensation of Southern's directors who are not named executive officers.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)(3)	All Other Compensation ($)		Total ($)

Marcia S. Albright	13,510	246	736	-		14,492
Dean Calhoun	4,438	246	736	-		5,420
John S. Carton(4)	-	-	-	-		-
H. Kenneth Cole	14,830	246	736	-		15,812
Richard E. Dyer(4)	-	-	-	-		-
Gary H. Haberl	12,830	246	736	677	(2)	14,489
Robert L. Hance(4)	-	-	-	-		-
Nolan E. Hooker	12,610	246	736	-		13,592
Gregory J. Hull	13,150	246	736	-		14,132
Thomas E. Kolassa	13,190	246	736	-		14,172
Donald J. Labrecque	12,610	246	736	1,230	(2)	14,822
Brian P. McConnell	12,640	-	-	-		12,640
Freeman E. Riddle	13,550	246	736	14,051	(1)	28,583

(1)	Payments made under deferred fee plan.
(2)	Premiums paid for term insurance to cover supplemental death benefit.
(3)

The amount listed reflects the portion of the fair value of option grants and stock awards that represent earned compensation for the year listed on the same basis as included in the Company's financial statements. Value of stock options granted is based on "Grant Date Present Value" as calculated using a Black-Scholes option pricing model. The information regarding all forfeitures of option awards during 2007 and assumptions made in the valuation of option awards is presented in Note N, Stock Options, to the Consolidated Financial Statements for the Fiscal Year Ended December 31, 2007 and is here incorporated by reference.

(4)	Messrs. Carton, Dyer and Hance were appointed to the board of directors of Southern on December 17, 2007.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information, as of December 31, 2007, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock:

Five Percent Shareholders
Amount and Nature of Beneficial
Ownership of Southern Common Stock(1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class(3)

Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	-	191,881(4)	191,881	8.3%

Gwyn Hartman 47315 Westlake Drive Shelby Township, Michigan 48315-4555	12,374(5)	153,493(6)	165,867	7.2%

Greenleaf Trust 100 W. Michigan Avenue, Suite 100 Kalamazoo, Michigan 49007	-	153,493(6)	153,493	6.7%

          The following table shows certain information concerning the number of shares of Southern common stock held as of December 31, 2007, by each of Southern's directors, each of the named executive officers, and all of Southern's directors and executive officers as a group:

Stock Ownership By Management
Amount and Nature of Beneficial Ownership of
Southern Common Stock(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Stock Options(7)	Total Beneficial Ownership	Percent of Class(3)

Marcia S. Albright	1,540	-	1,733	3,273	*
John S. Carton	1,474	-	-	1,474	*
Dean Calhoun	10	40,032	-	40,042	1.74%
John H. Castle	8,955	170	29,925	39,050	1.67%
Danice L. Chartrand	1,639	-	9,147	10,786	*
H. Kenneth Cole	447	-	2,048	2,495	*
Richard E. Dyer	-	7,269	-	7,269	*
Gary H. Haberl	10	5,000	893	5,903	*
Loren V. Happel	1,614	-	1,155	2,769	*
Robert L. Hance	-	200	-	200	*
Nolan E. Hooker	2,570	3,705	2,048	8,323	*
Gregory J. Hull	10	2,613	2,048	4,671	*
Thomas E. Kolassa	6,639	-	2,048	8,687	*
Donald J. Labrecque	1,455	-	893	2,348	*
Brian P. McConnell	1,500	-	-	1,500	*
Kurt G. Miller	5,660	12	23,625	29,297	1.26%
Freeman E. Riddle	1,000	9,000	1,418	11,418	*

All directors and executive officers as a group	34,523	68,001	76,981	179,505	7.53%
_______________________________
*Less than 1%
(1)

The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that under applicable regulations are considered to be otherwise beneficially owned by that person.

(2)

These numbers include shares as to which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, certain relatives and minor children over whom the listed person may have influence by reason of relationship.

(3)

Based on a total of 2,307,924 issued and outstanding shares as of December 31, 2007, plus shares of common stock subject to options held by the applicable listed person or persons that are currently exercisable or that will be exercisable within 60 days.

(4)

Southern Michigan Bank holds 191,881 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% or more of such shares. Included in the 191,881 shares that Southern Michigan Bank holds in various fiduciary capacities, are 96,193 shares held by Southern Michigan Bank in its capacity as trustee of an ESOP/401(k) Plan for its employees. Of that number, 92,203 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.

(5)	Represents 12,374 shares held by Ms. Hartman as trustee.
(6)	Ms. Hartman and Greenleaf Trust are co-trustees and the shares reported as held by each of them are the same shares.
(7)

Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.

          The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2007:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	199,848	$ 23.16	65,343
Equity compensation plans not approved by security holders	-	-	-
Total	199,848	$ 23.16	65,343

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, our bank subsidiaries in the ordinary course of business during 2007. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect are in default as of the date of this proxy statement.

          We have adopted written policies to implement the requirements of Regulation O of the Federal Reserve System, which restricts the extension of credit to directors and executive officers and their family members and other related interests. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the board of directors of the appropriate subsidiary bank. We have adopted a written policy that requires the audit committee to review, evaluate, and approve other transactions between Southern and its affiliates or other related parties, including transactions in which a director or executive officer or immediate family member may have a direct or indirect material interest.

          Richard E. Dyer, a director and Executive Vice President of Southern, received consideration valued at approximately $159,000 (7,269 shares of Southern common stock and $70.75 cash) from Southern in exchange for his shares of common stock of FNB Financial Corporation as a result of the acquisition by Southern of FNB Financial Corporation on December 1, 2007.

          On April 17, 2007, Mr. Dyer entered into a Transition Agreement and an Employment Agreement with Southern, which automatically became effective at the effective time of the acquisition of FNB Financial Corporation.

          Under the Transition Agreement, Southern has a fixed and absolute obligation to pay Mr. Dyer a lump sum cash payment on the later of the first day after the six month period following the effective time of the acquisition of FNB Financial Corporation or January 1, 2008, in the amount of $140,000, in lieu of any and all payments and benefits to which he would have otherwise have been entitled under certain employment agreements with FNB Financial Corporation, except for Mr. Dyer's vested rights in the FNB Financial Corporation 401(k) Profit Sharing Plan, pending claims under FNB Financial Corporation's health insurance program, any right of indemnity under the Articles or Bylaws of FNB Financial Corporation or FNB Financial, or his rights under the Supplemental Life Insurance Agreement dated October 25, 2004 between the Mr. Dyer and FNB Financial Corporation.

          Under the Employment Agreement, if Mr. Dyer's employment is terminated (i) because of death, (ii) because of Permanent Disability (as defined in the Employment Agreement), (iii) by Southern for Cause (as defined in the Employment Agreement), (iv) at will by Mr. Dyer with at least 30 days advance notice, or (v) by either Southern or Mr. Dyer after the termination of the Employment Agreement, then Mr. Dyer will be entitled to (A) his unpaid salary installments through the end of the week in which his employment terminates, (B) any vested benefits accrued as of the date of termination of his employment under the terms of any written employment, compensation or benefit program; and (C) any rights of Mr. Dyer to indemnification under the provisions of the Articles or Bylaws of Southern or FNB Financial (collectively, "Vested Rights").

          Under the Employment Agreement, if Mr. Dyer's employment is terminated (i) at will by Southern without the notice required under the Employment Agreement, or (ii) by Mr. Dyer for Good Reason (as defined under the Employment Agreement) after a Change of Control (as defined under the Employment Agreement), then Mr. Dyer will be entitled to all of his Vested Rights and either (A) Severance Pay or (B) Cash Payment, as applicable.

          Mr. Dyer is entitled to Severance Pay if he is terminated at will without the notice required under the Employment Agreement (and is not otherwise entitled to a Cash Payment). If Mr. Dyer subsequently becomes eligible for a Cash Payment, the amount of the Cash Payment shall be reduced by the amount of Severance Pay already received by Mr. Dyer. The Severance Pay includes (A) the continuation of Mr. Dyer's salary for fifty-two (52) weeks following the week in which the employment terminates (the "Severance Pay Period"), subject to required payroll withholding; (B) payment by Southern of the COBRA continuation coverage premium necessary to continue Mr. Dyer's then current employee and dependent health, dental, and prescription drug coverage during the Severance Pay Period; and (C) up to $5,000 of outplacement assistance from an outplacement assistance firm. Mr. Dyer's Severance Pay will be reduced by (i) any disability benefits to which Mr. Dyer is entitled, (ii) any severance pay payable to Mr. Dyer under any other agreement or policy of Southern, (iii) any payment due Mr. Dyer under the Federal Worker Adjustment and Retraining Notification Act or any comparable state statue or local ordinance, and (iv) the amount necessary to result in no portion of the payment to Mr. Dyer to be subject to the excise tax to be imposed under Section 4999 of Internal Revenue Code.

          Mr. Dyer is entitled to a Cash Payment if his employment is terminated (A) by Mr. Dyer for Good Reason after a Change of Control, or (B) by Southern without the required notice and such termination occurs either (i) after the date of a Change in Control or (ii) within six months before the date of a Change in Control. Mr. Dyer will then receive (A) payment by Southern of the COBRA continuation coverage premium necessary to continue Mr. Dyer's then current employee and dependent health, dental, and prescription drug coverage during the period of time Mr. Dyer would be entitled to continuation coverage, and (B) a Cash Payment equal to 2.99 times Mr. Dyer's Average Compensation (as defined below), payable in one lump sum on the tenth business day after termination of the his employment. "Average Compensation" means (A) the sum of Mr. Dyer's salary and cash bonuses for each of the most recent three complete calendar years of Mr. Dyer's employment (or such lesser number of complete calendar years as Mr. Dyer has been employed by Southern) divided by (B) three (or the lesser number of complete calendar years for which Mr. Dyer has been employed by Southern). Average Compensation shall not include any amount, other than salary and cash bonuses, included in Mr. Dyer's taxable compensation for federal income tax purposes, such as the reporting of previously deferred compensation or gain realized upon exercise of any non qualified stock options. For purposes of computing Average Compensation only, Mr. Dyer shall be deemed to have been employed during all of 2007, and the sum of Mr. Dyer's salary and cash bonuses for 2007 shall be deemed to be the greater of (A) Mr. Dyer's actual salary and cash bonuses under this Agreement, or (B) $160,444. The Cash Payment will not be reduced by any amounts other than the required payroll deductions and the amount necessary to result in no portion of the payment to Mr. Dyer to be subject to the excise tax to be imposed under Section 4999 of Internal Revenue Code.
Item 14.	Principal Accountant Fees and Services

          The aggregate fees billed by Clifton Gunderson LLP to Southern and its subsidiaries for fiscal years 2007 and 2006 are as follows:
	Fiscal 2007	Fiscal 2006

Audit Fees(1)	$127,832	$70,210
Audit-Related Fees(2)	-	30,473
Tax Fees(3)	15,000	-
All Other Fees	-	-
	$142,832	$100,683

____________________

(1)

Audit fees consist of fees related to the audit of the Company's annual consolidated financial statements, reviews of quarterly reports on Form 10-Q (beginning with the Company's Quarterly Report on Form 10-Q for the fiscal quarter ended September 30, 2007), preparation of annual "management letter", meetings with the audit committee and related consultations. 2006 numbers include fees for the re-audits of the 2006 and 2005 consolidated financial statements, which was necessary in connection with the Company becoming a reporting company.

(2)	Audit-related fees consist of fees for services related to the filing of the Company's Registration Statement on Form S-4 in connection with the acquisition of FNB Financial Corporation.
(3)

Tax fees consist of fees for tax compliance and preparation services for fiscal year 2007 and services related to tax advice. The Company did not pay Clifton Gunderson LLP any fees related to tax services before 2007.

          Clifton Gunderson LLP did not provide any services to Southern or its subsidiaries related to financial information systems design and implementation during the past two fiscal years.

          The Audit Committee Charter provides the policy and procedures for the approval by the Audit Committee of all services provided by Clifton Gunderson LLP. The charter requires that all services provided by the independent auditors, including audit-related services and non-audit services, must be pre-approved by the Audit Committee. The charter allows the Audit Committee to delegate to one or more members of the Audit Committee the authority to approve the independent auditors' services. The decisions of any Audit Committee member to whom authority is delegated to pre-approve services are reported to the full Audit Committee. The charter also provides that the Audit Committee has authority and responsibility to approve and authorize payment of the independent auditors' fees. Finally, the charter sets forth certain services that the independent auditors are prohibited from providing to Southern or its subsidiaries. All of the services described above were approved by the Audit Committee. None of the audit-related fees or tax fees were approved by the Audit Committee pursuant to the de minimus exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, although the Audit Committee Charter allows such approval.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Report of Independent Registered Public Accounting Firm of Clifton Gunderson LLP dated March 11, 2008

Consolidated Balance Sheets as of December 31, 2007 and 2006

Consolidated Statements of Income for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2007, 2006 and 2005

Consolidated Statements of Cash Flows for the years ended December 31, 2007, 2006 and 2005

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Selected provisions of Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.1.

4.2	Selected provisions of Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.2.

4.3

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*	Form of Employment Agreement with John H. Castle.

10.2*	Form of Employment Agreement with Kurt G. Miller.

10.3*	Form of Employment Agreement with Richard E. Dyer.

10.4*

Form of Transition Agreement with Richard E. Dyer. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.4. Here incorporated by reference.

10.5*	Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005, as amended and restated.

10.6*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.7*	Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement.

10.8*

Southern Michigan Bancorp., Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

10.9*

Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

Exhibit Number	Document

10.10*	Form of Second Amendment to Southern Michigan Bank & Trust Director Deferred Fee Agreement.

10.11*

Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.12

Business Loan Agreement with LaSalle Bank N.A. Previously filed with the Commission on November 27, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 20, 2007, Exhibit 10.1. Here incorporated by reference.

10.13	Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company.

10.14	Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004.

10.15	Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004.

21	Subsidiaries of Southern Michigan Bancorp, Inc.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2007. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 15, 2008. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 15, 2008. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 28, 2008
John H. Castle Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.

/s/ John H. Castle John H. Castle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2008

/s/ Kurt G. Miller Kurt G. Miller	President and Director	March 28, 2008

/s/ Danice L. Chartrand Danice L. Chartrand	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 28, 2008

/s/ Richard E. Dyer Richard E. Dyer	Executive Vice President and Director	March 28, 2008

/s/ Marcia S. Albright Marcia S. Albright*	Director	March 28, 2008

/s/ Dean Calhoun Dean Calhoun*	Director	March 28, 2008

/s/ John S. Carton John S. Carton*	Director	March 28, 2008

/s/ H. Kenneth Cole H. Kenneth Cole*	Director	March 28, 2008

/s/ Gary H. Haberl Gary H. Haberl*	Director	March 28, 2008

/s/ Robert L. Hance Robert L. Hance*	Director	March 28, 2008

/s/ Nolan E. Hooker Nolan E. Hooker*	Director	March 28, 2008

/s/ Gregory J. Hull Gregory J. Hull*	Director	March 28, 2008

/s/ Thomas E. Kolassa Thomas E. Kolassa*	Director	March 28, 2008

/s/ Donald J. Labrecque Donald J. Labrecque*	Director	March 28, 2008

/s/ Brian P. McConnell Brian P. McConnell*	Director	March 28, 2008

/s/ Freeman E. Riddle Freeman E. Riddle*	Director	March 28, 2008

*By	/s/ John H. Castle John H. Castle, Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

2

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Selected provisions of Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.1.

4.2	Selected provisions of Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.2.

4.3

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*	Form of Employment Agreement with John H. Castle.

10.2*	Form of Employment Agreement with Kurt G. Miller.

10.3*	Form of Employment Agreement with Richard E. Dyer.

10.4*

Form of Transition Agreement with Richard E. Dyer. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.4. Here incorporated by reference.

10.5*	Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005, as amended and restated.

10.6*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.7*	Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement.

10.8*

Southern Michigan Bancorp., Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

10.9*

Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

10.10*	Form of Second Amendment to Southern Michigan Bank & Trust Director Deferred Fee Agreement.

Exhibit Number	Document

10.11*

Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.12

Business Loan Agreement with LaSalle Bank N.A. Previously filed with the Commission on November 27, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 20, 2007, Exhibit 10.1. Here incorporated by reference.

10.13	Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company.

10.14	Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004.

10.15	Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004.

21	Subsidiaries of Southern Michigan Bancorp, Inc.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2007. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 15, 2008. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 15, 2008. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.