Form 10-Q
period 2008-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2008-05-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of May 14, 2008, was 2,307,924 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", or "is likely" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity is forward-looking. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

          This section is intended to provide meaningful cautionary statements. This should not be construed as a complete list of all economic, competitive, governmental, technological, and other factors that could adversely affect our expected consolidated financial position, results of operations or liquidity. Southern Michigan Bancorp, Inc. undertakes no obligation to update or revise any forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Part I.  Financial Information
Item 1.	Financial Statements

Southern Michigan Bancorp, Inc.
Unaudited Interim Financial Statements

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$12,277	$14,470
Federal funds sold	12,490	6,449
Securities available for sale	75,537	77,515
Loans held for sale, net of valuation of -0- in 2008 and 2007	1,024	624
Loans, net of allowance for loan losses of $5,309 - 2008 ($5,156 - 2007)	329,601	330,822
Premises and equipment, net	13,431	13,335
Accrued interest receivable	2,907	3,387
Net cash surrender value of life insurance	9,254	10,015
Goodwill	13,422	13,422
Other intangible assets	2,998	3,091
Other assets	7,508	7,048
TOTAL ASSETS	$480,449	$480,178

LIABILITIES
Deposits:
Non-interest bearing	$56,878	$57,027
Interest bearing	343,497	342,142
Total deposits	400,375	399,169
Securities sold under agreements to repurchase and overnight borrowings	8,821	9,776
Accrued expenses and other liabilities	4,917	5,077
Other borrowings	14,120	14,753
Subordinated debentures	5,155	5,155
Total liabilities	433,388	433,930

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 99,754 shares outstanding in 2008 (92,203 in 2007)	1,845	2,029

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,307,924 shares in 2008 and 2007
Outstanding (other than ESOP shares) - 2,208,170 shares in 2008 (2,215,721 shares in 2007)	5,520	5,539
Additional paid-in capital	17,316	17,087
Retained earnings	22,369	21,629
Accumulated other comprehensive income, net	774	122
Unearned restricted stock compensation	(51)	(55)
Unearned Employee Stock Ownership Plan shares	(712)	(103)
Total shareholders' equity	45,216	44,219
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$480,449	$480,178

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2008	2007
Interest income:
Loans, including fees	$6,144	$5,001
Federal funds sold	127	167
Securities:
Taxable	638	250
Tax-exempt	243	152
	881	402
Total interest income	7,152	5,570

Interest expense:
Deposits	2,152	1,817
Other	298	183
Total interest expense	2,450	2,000
Net Interest Income	4,702	3,570
Provision for loan losses	350	200
Net interest income after provision for loan losses	4,352	3,370

Non-interest income:
Service charges on deposit accounts	659	430
Trust fees	288	175
Net gains on security calls and sales	13	-
Net gains on loan sales	119	105
Earnings on life insurance assets	88	68
Gain on life insurance proceeds	371	-
Income and fees from automated teller machines	148	75
Other	264	101
Total non-interest income	1,950	954
Non-interest expense:
Salaries and employee benefits	2,687	1,876
Occupancy, net	387	208
Equipment	298	181
Printing, postage and supplies	151	87
Telecommunication expenses	108	54
Professional and outside services	275	135
Software maintenance	134	57
Amortization of other intangibles	93	-
Other	762	398
Total non-interest expense	4,895	2,996
INCOME BEFORE INCOME TAXES	1,407	1,328
Federal income taxes	206	350
NET INCOME	$1,201	$978
Basic Earnings Per Common Share	$0.52	$0.55
Diluted Earnings Per Common Share	$0.52	$0.55
Dividends Declared Per Common Share	$0.20	$0.20

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Three Months Ending March 31, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2007	$4,200	$5,446	$19,021	$(42)	$(143)	$-	$28,482

Comprehensive income:
Net income			978				978
Net change in other comprehensive
income items				57			57
Total comprehensive income							1,035
Cash dividends declared - $.20 per share			(354)				(354)
Change in common stock subject
to repurchase		(18)					(18)
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	60				(67)	-
Balance at March 31, 2007	$4,207	$5,488	$19,645	$15	$(143)	$(67)	$29,145

Balance at January 1, 2008	$5,539	$17,087	$21,629	$122	$(103)	$(55)	$44,219

Comprehensive income:
Net income			1,201				1,201
Net change in other comprehensive
income items				652			652
Total comprehensive income							1,853
Cash dividends declared - $.20 per share			(461)				(461)
Vesting of restricted stock						4	4
Change in common stock subject
to repurchase	(19)	203					184
Purchase of shares by ESOP (28,500 shares)					(609)		(609)
Stock option expense		26					26
Balance at March 31, 2008	$5,520	$17,316	$22,369	$774	$(712)	$(51)	$45,216

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2008	2007
Operating Activities
Net income	$1,201	$978
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	350	200
Depreciation	302	160
Net accretion of investment securities	(28)	(27)
Loans originated for sale	(6,507)	(4,629)
Proceeds on loans sold	6,226	4,040
Net gains on loan sales	(119)	(105)
Gain on life insurance proceeds	(371)	-
Stock option and restricted stock grant compensation expense	30	-
Net securities gains	(13)	-
Amortization of other intangible assets	93	-

Net change in:
Accrued interest receivable	480	236
Cash surrender value	(88)	(68)
Other assets	695	(47)
Accrued expenses and other liabilities	(156)	502
Net cash from operating activities	2,095	1,240

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	24,658	2,741
Purchases	(21,652)	(1,008)
Net change in federal funds sold and overnight borrowings	(6,041)	(10,236)
Loan originations and payments, net	601	(604)
Additions to premises and equipment	(398)	(962)
Net cash used in investing activities	(2,832)	(10,069)

Financing Activities
Net change in deposits	1,206	10,414
Net change in securities sold under agreements to repurchase	(955)	143
Proceeds from other borrowings	600	-
Repayments of other borrowings	(1,237)	(1,156)
Net change in unearned ESOP shares	(609)	-
Cash dividends paid	(461)	(354)
Net cash from (used in) financing activities	(1,456)	9,047
Net change in cash and cash equivalents	(2,193)	218
Beginning cash and cash equivalents	14,470	9,369
Ending cash and cash equivalents	$12,277	$9,587

Cash paid for interest	$2,557	$1,987
Cash paid for income taxes	150	-
Transfers from loans to foreclosed assets	270	427

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. and its wholly-owned subsidiaries, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB) after elimination of significant inter-company balances and transactions. SMB&T owns SMB Mortgage Company, which transacts all residential real estate loans. It is consolidated into SMB&T's financial statements. FNB owns FNB Financial Services, which conducts a brokerage business and is consolidated into FNB's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2007 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company acquired FNB on December 1, 2007. The transaction was accounted for using the purchase method of accounting and therefore the operating results for the three months ended March 31, 2007 do not include FNB.

Reclassifications: Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Opinion for Financial Assets and Financial Liabilities" (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. There was no impact on the consolidated financial statements of the Company as a result of the adoption of FAS 159 during the first quarter of 2008 since the Company has not elected the fair value option for any eligible items, as defined in FAS 159.

In September 2006, the FASB issued Statement No. 157, "Fair Value Measurements" (FAS 157) which defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements. FAS 157 also establishes a fair value hierarchy which requires the use of observable inputs and minimizes the use of unobservable inputs when measuring fair value. The standard describes three levels of inputs that may be used to measure fair value:
Level 1	Quoted prices in active markets for identical assets or liabilities.

Level 2

Observable inputs other than Level 1 prices, such as quoted process for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

Level 3	Unobservable inputs that are supported by little or no market activity and that are significant to the fair value of the assets or liabilities.

On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of FAS 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of FAS 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

The Company adopted the provisions of FAS 157 for the quarter ended March 31, 2008 except for those non-financial assets and liabilities subject to deferral as a result of Staff Position 157-2. There was no impact on the March 31, 2008 consolidated financial statements of the Company as a result of the adoption of FAS 157.

Following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Securities available for sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company's securities are considered to be Level 2 securities and fair values are provided by a third party pricing provider.

Following is a description of the valuation methodologies used for instruments measured at fair value on a non-recurring basis and recognized in the accompanying consolidated balance sheet, as well as the general classification of such instruments pursuant to the valuation hierarchy.

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using the loan's existing rate, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. This valuation is considered Level 3 when consisting of appraisals of underlying collateral. Substantially all impaired loans are valued considering appraisals of underlying collateral.

The FASB Emerging Issues Task Force finalized in 2007 Issues No. 06-4 and 06-10 dealing with the accounting for deferred compensation and post-retirement benefit aspects of endorsement and collateral assignment split-dollar life insurance arrangements. These Issues require that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement. The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement. The Issues are effective for fiscal years beginning after December 15, 2007. The adoption of the Issues effective January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair Value through Earnings ("SAB 109"). Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan. SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings. SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view. SAB 109 is effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007. The adoption of this standard effective January 1, 2008 did not have a material impact on the Company's consolidated financial statements.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2008 and 2007 is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2008	Three Months Ended March 31, 2007

Basic earnings per share:
Net income	$1,201	$978

Weighted average common shares outstanding	2,307,924	1,771,303

Less unallocated ESOP shares	11,115	7,634

Weighted average common shares outstanding for basic earnings per share	2,296,809	1,763,669

Basic earnings per share	$0.52	$0.55

Diluted earnings per share:
Net income	$1,201	$978

Weighted average common shares outstanding for basic earnings per share	2,296,809	1,763,669

Add: Dilutive effect of assumed exercise of stock options	1,661	6,926

Weighted average common and dilutive potential common shares outstanding	2,298,470	1,770,595

Diluted earnings per share	$0.52	$0.55

Shares outstanding in 2008 included the issuance of 535,936 shares in connection with the purchase of FNB.

Stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 186,338 and 46,775 for the three months ended March 31, 2008 and 2007, respectively.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. As of March 31, 2008, there were 44,841 shares available for future issuance under the 2000 plan and 20,502 shares available for future issuance under the 2005 plan.

A summary of stock option activity in the plans is as follows for the three months ended March 31, 2008:
	Shares	Weighted Average Price

Outstanding at beginning of year	197,108	$ 23.16
Granted	-	-
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2008	197,108	23.16

Options exercisable at March 31, 2008	94,298	22.15

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. The shares vest 20% per year over five years. Compensation expense of $4,000 was recorded during the three months ended March 31, 2008.

For the three months ended March 31, 2008, compensation expense of $26,000 was recorded with respect to options granted in 2007. Such expense was computed in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary banks, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB) for the three month periods ending March 31, 2008 and 2007. Financial results for 2008 were influenced by the acquisition of FNB on December 1, 2007. In accordance with the purchase method of accounting, FNB's results of operations were included in the Company's consolidated statements of income from the date of acquisition. Consequently, a comparison of this quarter's results to March 31, 2007 results are affected by the inclusion of FNB's results. The purchase of FNB resulted in an increase in assets of $150,406,000 and an increase in shareholders' equity of $12,711,000.

          Results of Operations

          For the first three months of 2008, net income was $1,201,000 and basic and diluted earnings per share were $0.52, compared with net income of $978,000 and basic and diluted earnings per share of $0.55 for the first three months of 2007. Included in the 2008 results was a $371,000 tax free gain on life insurance proceeds.

          Return on average assets was 0.99% for the first three months of 2008 compared to 1.18% for the first three months of 2007. Return on average shareholders' equity was 10.64% for the first three months of 2008, compared to 13.38% for the same period in 2007.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. Beginning in September of 2007, the Federal Open Market Committee began lowering short-term rates. Through the first quarter of 2008, short-term rates dropped 300 basis points. The Company has been able to lower its cost of funds by 53 basis points compared to March 31, 2007, but tax equivalent yields on average assets declined to 6.82% from 7.51% for the same periods. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the three-month periods ended March 31, 2008 and 2007, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in thousands):
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$333,305	$6,169	7.40%	$253,579	$5,010	7.90%
Federal funds sold	15,170	127	3.35	12,163	167	5.49
Taxable investment securities(4)	55,126	638	4.63	19,985	250	5.00
Tax-exempt investment securities(1)	24,819	368	5.93	15,520	230	5.93
Total interest earning assets	428,420	7,302	6.82	301,247	5,657	7.51

Non-interest earning assets:
Cash and due from banks	12,355			9,363
Other assets(5)	49,751			24,093
Less allowance for loan losses	(5,140)			(3,283)

Total assets	$485,386			$331,420

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$160,251	737	1.84%	$113,617	702	2.47%
Savings deposits	54,135	138	1.02	27,683	30	0.43
Time deposits	133,355	1,277	3.83	103,689	1,085	4.19
Securities sold under agreements to repurchase and federal funds purchased	11,330	61	2.15	19	-	-
Other borrowings	13,767	150	4.36	6,194	81	5.23
Subordinated debentures	5,155	87	6.75	5,155	102	7.91
Total interest bearing liabilities	377,993	2,450	2.59	256,357	2,000	3.12

Non-interest bearing liabilities:
Demand deposits	55,393			39,522
Other	4,916			4,158
Common stock subject to repurchase obligation	1,937			2,157
Shareholders' equity	45,147			29,226
Total liabilities and shareholders' equity	$485,386			$331,420
Net interest income		$4,852			$3,657
Interest rate spread			4.23%			4.39%
Net yield on interest earning assets			4.53%			4.86%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $125,000 and $25,000, respectively, for 2008 and $78,000 and $9,000, respectively, for 2007.
(2)	Average balance includes average non-accrual loan balances of $6,113,000 in 2008 and $3,354,000 in 2007.
(3)	Interest income includes loan fees of $97,000 in 2008 and $72,000 in 2007.
(4)

Average balance includes average unrealized gain of $761,000 in 2008 and unrealized loss of ($38,000) in 2007 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,478,000 in 2008 and $620,000 in 2007 relating to goodwill and other intangible assets.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in thousands)
	Three Months Ended March 31, 2008 Over 2007 Increase (Decrease) Due To			Three Months Ended March 31, 2007 Over 2006 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(333)	$1,492	$1,159	$206	$210	$416
Taxable investment securities	(20)	408	388	51	(28)	23
Tax-exempt investment securities		138	138	2	11	13
Federal funds sold	(75)	35	(40)	17	32	49

Total interest earning assets	$(428)	$2,073	$1,645	$276	$225	$501

Interest expense on:

Demand deposits	$(208)	$243	$35	$196	49	$245
Savings deposits	63	45	108	4	(2)	2
Time deposits	(98)	290	192	169	97	266
Federal funds purchased	-	61	61	-	-	-
Other borrowings	(15)	84	69	28	(68)	(40)
Subordinated debentures	(15)	-	(15)	9	-	9

Total interest bearing liabilities	$(273)	$723	$450	$406	$76	$482

Net interest income	$(155)	$1,350	$1,195	$(130)	$149	$19

          As shown in Tables 1 and 2, tax-equivalent net interest income increased $1,195,000 in the first three months of 2008 compared to the same period in 2007. Increases in the average balances primarily resulted from the FNB acquisition. Net interest income decreased $155,000 due to rate changes comparing the first quarter of 2008 with the first quarter of 2007 on a tax equivalent basis. This decrease is due primarily to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $150,000 and $87,000 for the three months ended March 31, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses was $350,000 for the first three months of 2008. In 2008 specific reserves increased from December 31, 2007 levels, net charge-offs were higher than in the first quarter of 2007 and nonperforming loans have increased 50% or $2,417,000 from December 31, 2007 levels. All of these factors contributed to the higher provision.

          The allowance was 1.58% of total loans at March 31, 2008 compared to 1.53% at December 31, 2007.

          Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2008 and 2007 were as follows:

(Dollars in thousands)
	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$160	$18	$102	$17
Residential real estate	37	3	7	-
Consumer	44	23	39	38
Total	$241	$44	$148	$55

          Net charge-offs in the first three months of 2008 were $197,000, or 0.24% of loans on an annualized basis. Net charge-offs in the first three months of 2007 were $93,000, or 0.15% of loans on an annualized basis.

          Non-interest income

          Total non-interest income increased from $954,000 at March 31, 2007 to $1,950,000 at March 31, 2008, an increase of $996,000. The increase is a result of the FNB acquisition which provided $607,000 of non-interest income during the quarter and, as previously mentioned, the $371,000 gain from life insurance proceeds. Other non-interest income items remained steady, with the exception of trust fees which increased over 11% excluding the impact of FNB.

          Non-interest expense

          Total non-interest expense increased $1,899,000, or 63.4%, when comparing the three month periods ending March 31, 2008 and 2007. The FNB purchase generated $1,514,000 of the increase. Salary and employee benefits were $811,000 higher than the 2007 first quarter, and include staffing for FNB. Occupancy, equipment, telecommunication and software maintenance costs also increased as an additional 8 branch locations were added from FNB. Amortization of other intangibles was $93,000 higher in 2008; as a result of the core deposit amortization from the FNB acquisition.

          Federal income taxes

          The provision for federal income taxes for the three months ended March 31, 2008 and 2007 resulted in an effective tax rate of 14.6% and 26.4%, respectively. The decrease in the effective tax rate from March 31, 2007 to March 31, 2008 primarily results from the $371,000 gain on life insurance proceeds which is non-taxable. In addition, tax exempt interest income increased during the first quarter of 2008 compared to 2007.

          Financial Condition

          The Company's balance sheet was relatively flat in all categories at March 31, 2008 compared to December 31, 2007. Federal funds sold increased $6 million to $12.5 million at March 31, 2008 from December 31, 2007 as non-earning cash and called securities were invested in overnight federal funds. Gross loans were down less than 0.5% to $334.9 million from $336.0 million.

          Nonperforming assets

          Nonperforming assets include non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosures and deeds in lieu of foreclosure.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	March 31, 2008	December 31, 2007	March 31, 2007
Nonaccrual loans:
Commercial, financial and agricultural	$5,550	$3,032	$2,846
Real estate mortgage	1,394	1,342	453
Installment	-	31	8
	6,944	4,405	3,307
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	106	411	305
Real estate mortgage	153	-	-
Installment	48	18	1
	307	429	306

Total nonperforming loans	7,251	4,834	3,613
Other real estate owned	902	866	1,026

Total nonperforming assets	$8,153	$5,700	$4,639
Nonperforming loans to total loans	2.16%	1.44%	1.43%
Nonperforming assets to total assets	1.70%	1.19%	1.36%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate.

          In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, such as the Company is faced with today, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This has resulted in a higher number of loans being classified as nonperforming.

          The increase in nonaccrual loans at March 31, 2008 is primarily the result of one commercial credit being placed on non-accrual in February 2008.

          Shareholders' equity

          Total shareholders' equity increased $997,000 from the year ended December 31, 2007. The increase is primarily attributable to the current year's net income, offset by dividends declared to shareholders.

          The following table summarizes the Company's capital ratios as of March 31, 2008 and December 31, 2007:
	March 31, 2008	December 31, 2007	Regulatory Minimums
Total risk-based capital ratio	11.0%	10.9%	8.0%
Tier I capital ratio	9.5%	9.5%	4.0%
Leverage ratio	7.4%	10.3%	4.0%

          Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. The subsidiary banks maintain certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity.

          The subsidiary banks maintain correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, the subsidiary banks are a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. The subsidiary banks have available credit arrangements at March 31, 2008 enabling them to purchase up to $32,000,000 in federal funds should the need arise.

          The Company's principal source of funds to pay cash dividends is the earnings and dividends paid by its subsidiary banks. The Company also has available $2,250,000 at March 31, 2008 on revolving lines of credit for general working capital purposes.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2008. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

          Information concerning risk factors is contained in the section entitled "Risk Factors" in Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. As of the date of this report, Southern does not believe that there has been a material change in the nature or categories of the Company's risk factors, as compared to the information disclosed in the Company's Annual Report on Form 10-K.
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
SOUTHERN MICHIGAN BANCORP, INC.

Date: May 14, 2008	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2008	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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