Form 10-Q
period 2008-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2008-08-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of August 14, 2008, was 2,312,559 shares.

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

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	June 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$11,754	$14,470
Federal funds sold	20,683	6,449
Securities available for sale	60,955	77,515
Loans held for sale, net of valuation of -0- in 2008 and 2007	721	624
Loans, net of allowance for loan losses of $5,608 - 2008 ($5,156 - 2007)	331,380	330,822
Premises and equipment, net	13,196	13,335
Accrued interest receivable	2,320	3,387
Net cash surrender value of life insurance	9,335	10,015
Goodwill	13,422	13,422
Other intangible assets	2,904	3,091
Other assets	7,785	7,048
TOTAL ASSETS	$474,455	$480,178

LIABILITIES
Deposits :
Non-interest bearing	$56,354	$57,027
Interest bearing	338,815	342,142
Total deposits	395,169	399,169
Securities sold under agreements to repurchase and overnight borrowings	9,300	9,776
Accrued expenses and other liabilities	5,533	5,077
Other borrowings	12,945	14,753
Subordinated debentures	5,155	5,155
Total liabilities	428,102	433,930

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 100,987 shares outstanding in 2008 (92,203 in 2007)	1,666	2,029

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,313,459 shares in 2008 (2,307,924 shares in 2007)
Outstanding (other than ESOP shares) - 2,212,472 shares in 2008 (2,215,721 shares in 2007)	5,531	5,539
Additional paid-in capital	17,611	17,087
Retained earnings	22,257	21,629
Accumulated other comprehensive income, net	120	122
Unearned restricted stock compensation	(146)	(55)
Unearned Employee Stock Ownership Plan shares	(686)	(103)
Total shareholders' equity	44,687	44,219
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$474,455	$480,178

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
	Three Months Ended June 30,		Six Months Ended June 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,570	$5,051	$11,714	$10,052
Federal funds sold	96	156	223	323
Securities:
Taxable	497	361	1,135	611
Tax-exempt	240	154	483	306
Total interest income	6,403	5,722	13,555	11,292

Interest expense:
Deposits	1,686	1,887	3,838	3,704
Other	358	186	656	369
Total interest expense	2,044	2,073	4,494	4,073
Net Interest Income	4,359	3,649	9,061	7,219
Provision for loan losses	800	-	1,150	200

Net interest income after provision for loan losses	3,559	3,649	7,911	7,019

Non-interest income:
Service charges on deposit accounts	691	464	1,350	894
Trust fees	260	184	548	359
Net gains on security calls and sales	2	2	15	2
Net gains on loan sales	96	116	215	221
Earnings on life insurance assets	83	69	171	137
Gain on life insurance proceeds	19	-	390	-
Income and fees from automated teller machines	161	84	309	159
Other	204	76	468	177
Total non-interest income	1,516	995	3,466	1,949

Non-interest expense:
Salaries and employee benefits	2,575	1,864	5,262	3,740
Occupancy, net	388	240	775	448
Equipment	322	193	620	374
Printing, postage and supplies	169	94	320	181
Telecommunication expenses	88	54	196	103
Professional and outside services	453	170	772	305
Software maintenance	88	57	222	111
Amortization of other intangibles	94	-	187	-
Other	598	498	1,316	904
Total non-interest expense	4,775	3,170	9,670	6,166
INCOME BEFORE INCOME TAXES	300	1,474	1,707	2,802
Federal income taxes	(49)	405	157	755
NET INCOME	$349	$1,069	$1,550	$2,047

Basic Earnings Per Common Share	$.16	$.61	$.68	$1.16
Diluted Earnings Per Common Share	$.16	$.60	$.68	$1.15
Dividends Declared Per Common Share	$.20	$.20	$.40	$.40

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Six Months Ending June 30, 2008 and 2007
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2007	$4,200	$5,446	$19,021	$(42)	$(143)	$-	$28,482

Comprehensive income:
Net income			2,047				2,047
Net change in other comprehensive
income items				(49)			(49)
Total comprehensive income							1,998
Cash dividends declared - $.40 per share			(709)				(709)
Change in common stock subject
to repurchase	(1)	86					85
Stock option expense		31					31
Vesting of restricted stock						5	5
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	60				(67)	-
Balance at June 30, 2007	$4,206	$5,623	$20,359	$(91)	$(143)	$(62)	$29,892

Balance at January 1, 2008	$5,539	$17,087	$21,629	$122	$(103)	$(55)	$44,219

Comprehensive income:
Net income			1,550				1,550
Net change in other comprehensive
income items				(2)			(2)
Total comprehensive income							1,548
Cash dividends declared - $.40 per share			(922)				(922)
Vesting of restricted stock						9	9
Change in common stock subject
to repurchase	(22)	385					363
Issuance of restricted stock (5,535 shares of common stock at $18.00 per share)	14	86				(100)	-
Reduction of ESOP obligation					26		26
Purchase of shares by ESOP (28,500 shares)					(609)		(609)
Stock option expense		53					53
Balance at June 30, 2008	$5,531	$17,611	$22,257	$120	$(686)	$(146)	$44,687

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2008	2007
Operating Activities
Net income	$1,550	$2,047
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	1,150	200
Depreciation	608	351
Net accretion of investment securities	(20)	(48)
Loss on disposal of fixed assets	25	-
Loans originated for sale	(11,648)	(8,941)
Proceeds on loan sales	11,408	8,587
Net gains on loan sales	(215)	(221)
Gain on life insurance proceeds	(390)	-
Stock option and restricted stock grant compensation expense	62	36
Net securities gains	(15)	(2)
Amortization of other intangible assets	187	-
Net change in:
Obligation under ESOP	26	-
Accrued interest receivable	1,067	279
Cash surrender value	(171)	(137)
Other assets	470	718
Accrued expenses and other liabilities	462	70
Net cash from operating activities	4,556	2,939

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	43,866	7,233
Purchases	(27,274)	(22,485)
Net change in federal funds sold	(14,234)	10,429
Loan originations and payments, net	(2,556)	3,135
Proceeds from life insurance	1,241	60
Additions to premises and equipment	(494)	(1,136)
Net cash from (used in) investing activities	549	(2,764)

Financing Activities
Net change in deposits	(4,000)	(342)
Net change in securities sold under agreements to repurchase and overnight borrowings	(476)	1,491
Proceeds from other borrowings	600	-
Repayments of other borrowings	(2,414)	(1,167)
Purchase of ESOP shares	(609)	-
Cash dividends paid	(922)	(709)
Net cash used in financing activities	(7,821)	(727)
Net change in cash and cash equivalents	(2,716)	(552)
Beginning cash and cash equivalents	14,470	9,369
Ending cash and cash equivalents	$11,754	$8,817

Cash paid for interest	$4,670	$4,087
Cash paid for income taxes	165	680
Transfers from loans to foreclosed assets	1,206	692

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months and six month periods ending June 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2007 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company acquired FNB on December 1, 2007. The transaction was accounted for using the purchase method of accounting and therefore the operating results for the three and six month periods ending June 30, 2007 do not include FNB.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. There was no impact on the consolidated financial statements of the Company as a result of the adoption of Statement 159 during the first quarter of 2008 since the Company has not elected the fair value option for any eligible items, as defined in FAS 159.

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

On February 12, 2008, the FASB issued Staff Position 157-2 which defers the effective date of Statement 157 for certain non-financial assets and liabilities to fiscal years beginning after November 15, 2008. All other provisions of Statement 157 are effective for fiscal years beginning after November 15, 2007 and interim periods within those fiscal years.

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

Impaired Loans

Loan impairment is reported when full payment under the loan terms is not expected. Impaired loans are carried at the present value of estimated future cash flows using current market rates, or the fair value of collateral if the loan is collateral dependent. A portion of the allowance for loan losses is allocated to impaired loans if the value of such loans is deemed to be less than the unpaid balance. This valuation would be considered Level 3, consisting of appraisals of underlying collateral and discounted cash flow analysis.

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

In December, 2007, FASB issued Statement No. 160, "Noncontrolling Interest in Consolidated Financial Statements" and revised Statement No. 141R, "Business Combinations." Both are effective for annual periods beginning after December 15, 2008. The Company is currently evaluating the impact of these Statements, but does not believe that either will have a material impact on its financial statements.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2008 and 2007 is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2008	Three Months Ended June 30, 2007	Six Months Ended June 30, 2008	Six Months Ended June 30, 2007

Basic earnings per share:
Net income	$349	$1,069	$1,550	$2,047

Weighted average common shares outstanding	2,309,308	1,771,988	2,308,715	1,771,597

Less unallocated ESOP shares	32,182	5,579	20,100	5,579

Weighted average common shares outstanding for basic earnings per share	2,277,126	1,766,409	2,288,615	1,766,018

Basic earnings per share	$0.16	$0.61	$0.68	$1.16

Diluted earnings per share:
Net income	$349	$1,069	$1,550	$2,047

Weighted average common shares outstanding for basic earnings per share	2,277,126	1,766,409	2,288,615	1,766,018

Add: Dilutive effect of assumed exercise of stock options	1,407	5,780	1,568	6,383

Weighted average common and dilutive potential common shares outstanding	2,278,533	1,772,189	2,290,183	1,772,401

Diluted earnings per share	$0.16	$0.60	$0.68	$1.15

Stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 186,038 and 106,148 for the three months ended June 30, 2008 and 2007, respectively, and 186,038 and 56,145 for the six months ended June 30, 2008 and 2007, respectively.

Shares outstanding in 2008 included the issuance of 535,936 shares in connection with the purchase of FNB.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares from 157,500 to 300,000. As of June 30, 2008, there were 44,841 shares available for future issuance under the 2000 plan and 136,757 shares available for future issuance under the 2005 plan.

A summary of stock option activity in the plans is as follows for the six months ended June 30, 2008:
	Shares	Weighted Average Price

Outstanding at beginning of year	197,108	$ 23.16
Granted	21,010	18.00
Exercised	-	-
Forfeited	(300)	24.58
Outstanding at June 30, 2008	217,818	22.66

Options exercisable at June 30, 2008	94,298	22.15

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. The shares vest 20% per year over five years. In June 2008, 5,535 shares of restricted stock were issued to employees and directors. The shares also vest 20% per year over five years. Compensation expense of $9,000 was recorded during the six months ended June 30, 2008.

For the six months ended June 30, 2008, compensation expense of $53,000 was recorded with respect to options granted in 2007 and 2008. Such expense was computed in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary banks, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB), for the three and six month periods ending June 30, 2008 and 2007. Financial results for 2008 were influenced by the acquisition of FNB on December 1, 2007. In accordance with the purchase method of accounting, FNB's results of operations were included in the Company's consolidated statements of income from the date of acquisition. Consequently, comparisons of year to date and quarterly results for the period ended June 30, 2008 to year to date and quarterly results for the period ended June 30, 2007 are affected by the inclusion of FNB's results. The purchase of FNB resulted in an increase in assets of $150,406,000 and an increase in shareholders' equity of $12,711,000.

          Results of Operations

          For the first six months of 2008, net income was $1,550,000 and basic and diluted earnings per share were $0.68, compared with net income of $2,047,000 and basic and diluted earnings per share of $1.16 and $1.15, respectively, for the first six months of 2007. Included in the 2008 results was a $390,000 tax free gain on life insurance proceeds. Negatively impacting income for the six month period was a $950,000 increase in the provision for loan losses.

          Net income for the second quarter of 2008 was $349,000 compared to $1,069,000 for the same period of 2007, a decrease of 67.4%. Basic earnings per share and diluted earnings per share decreased from $0.61 and $0.60, respectively, for the second quarter of 2007 to $0.16, respectively, for the same period of 2008. The Company's provision for loan losses for the second quarter of 2008 was $800,000 compared to no provision for loan losses in the second quarter of 2007.

          Return on average assets was 0.64% for the first six months of 2008 compared to 1.23% for the first six months of 2007. Return on average shareholders' equity was 6.75% for the first six months of 2008, compared to 13.84% for the same period in 2007.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. Beginning in September of 2007, the Federal Open Market Committee began lowering short-term rates. Through the second quarter of 2008, short-term rates dropped 300 basis points. The Company has been able to lower its cost of funds by 76 basis points compared to June 30, 2007, but tax equivalent yields on average assets declined to 6.53% from 7.56% for the same periods, a decline of 103 basis points. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the six-month periods ended June 30, 2008 and 2007. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the six-month periods ended June 30, 2008 and 2007. Table 2 shows the effect on interest income and expense of changes in volume and interest rates. Both tables are on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$334,574	$11,786	7.05%	$252,315	$10,075	7.99%
Federal funds sold	17,981	223	2.48	11,749	323	5.50
Taxable investment securities(4)	47,797	1,135	4.75	24,196	611	5.05
Tax-exempt investment securities(1)	24,821	731	5.89	15,334	463	6.04
Total interest earning assets	425,173	13,875	6.53	303,594	11,472	7.56

Non-interest earning assets:
Cash and due from banks	12,054			9,154
Other assets(5)	49,765			24,162
Less allowance for loan losses	(5,157)			(3,344)

Total assets	$481,835			$333,566

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$162,259	1,247	1.54%	$114,739	$1,457	2.54%
Savings deposits	54,340	233	0.86	28,766	67	0.47
Time deposits	128,508	2,358	3.67	102,650	2,180	4.25
Securities sold under agreements to repurchase and federal funds purchased	10,610	94	1.77	23	1	8.70
Other borrowings	13,550	407	6.01	6,161	165	5.36
Subordinated debentures	5,155	155	6.01	5,155	203	7.88
Total interest bearing liabilities	374,422	4,494	2.40	257,494	4,073	3.16

Non-interest bearing liabilities:
Demand deposits	55,219			40,278
Other	4,374			4,104
Common stock subject to repurchase obligation	1,848			2,106
Shareholders' equity	45,972			29,584
Total liabilities and shareholders' equity	$481,835			$333,566
Net interest income		$9,381			$7,399
Interest rate spread			4.13%			4.40%
Net yield on interest earning assets			4.41%			4.87%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $248,000 and $72,000, respectively, for 2008 and $157,000 and $23,000, respectively, for 2007.
(2)	Average balance includes average non-accrual loan balances of $6,969,000 in 2008 and $3,440,000 in 2007.
(3)	Interest income includes loan fees of $240,000 in 2008 and $172,000 in 2007.
(4)

Average balance includes average unrealized gain of $932,000 in 2008 and unrealized loss of ($35,000) in 2007 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,429,000 in 2008 and $620,000 in 2007 relating to goodwill and other intangible assets.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Six Months Ended June 30, 2008 Over 2007 Increase (Decrease) Due To

Interest income on:	Volume	Rate	Net

Loans	$3,000	$(1,289)	$1,711
Federal funds sold	125	(225)	(100)
Taxable investment securities	562	(38)	524
Tax-exempt investment securities	280	(12)	268

Total interest earning assets	$3,967	$(1,564)	$2,403

Interest expense on:

Demand deposits	$481	$(691)	$(210)
Savings deposits	85	81	166
Time deposits	501	(323)	178
Securities sold under agreements to repurchase & federal funds purchased	94	(1)	93
Other borrowings	220	22	242
Subordinated debentures	-	(48)	(48)

Total interest bearing liabilities	$1,381	$(960)	$421

Net interest income	$2,586	$(604)	$1,982

          As shown in Tables 1 and 2, tax-equivalent net interest income increased $1,982,000 in the first six months of 2008 compared to the same period in 2007. Increases in the average balances primarily resulted from the FNB acquisition. Net interest income decreased $604,000 due to rate changes comparing the six months of 2008 with the six months of 2007 on a tax equivalent basis. This decrease is due primarily to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $320,000 and $180,000 for the six months ended June 30, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses was $800,000 for the three month period ending June 30, 2008. Specific reserves increased $281,000 from March 31, 2008 levels, net charge-offs totaled $501,000 for the quarter, commercial loan delinquencies increased and nonperforming loans increased 28.5% or $2,067,000 from March 31, 2008 levels. All of these factors contributed to the higher provision. No provision was recorded for the second quarter of 2007.

          For the six month period ending June 30, 2008 the provision for loan losses was $1,150,000 compared to $200,000 for the same period of 2007.

          The allowance was 1.66% of total loans at June 30, 2008 compared to 1.53% at December 31, 2007.

          Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2008 and 2007 were as follows:

(Dollars in Thousands)
	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$436	$27	$102	$47
Residential real estate	197	4	11	-
Consumer	147	51	101	60
Total	$780	$82	$214	$107

          Net charge-offs in the first six months of 2008 were $698,000, or 0.41% of average loans on an annualized basis. Net charge-offs in the first six months of 2007 were $107,000, or 0.09% of average loans on an annualized basis.

          Non-interest income

          Total non-interest income increased $521,000, or 52.4%, in the second quarter of 2008 compared to the same quarter of last year, and is up 77.8%, or $1,517,000 year to date. The increase is primarily a result of the FNB acquisition which provided $607,000 of non-interest income during the quarter and $1,151,000 for the six months. In addition, for the six month period ending June 30, 2008, the Company recorded a $390,000 gain from life insurance proceeds.

          Non-interest expense

          Total non-interest expense increased $1,605,000, or 50.6%, in the second quarter of 2008 compared to the same quarter of last year, and is up 56.8%, or $3,504,000, year to date. The FNB purchase generated $1,519,000 of the second quarter increase and $3,033,000 year to date. Salary and employee benefits are the Company's largest single area of expense, and for the quarter and six month period, provided the largest increase, primarily caused by the staffing of FNB. Occupancy, equipment, telecommunication and software maintenance costs also increased for both the three and six month periods as an additional 8 branch locations were added from FNB. Amortization of other intangibles was $187,000 higher for year to date 2008, as a result of the core deposit amortization from the

FNB acquisition. The Company incurred $107,000 of costs relating to the core processing and trust system conversions at FNB during the second quarter of 2008. Such costs are primarily included in professional and outside services.

          Federal income taxes

          The provision for federal income taxes for the six months ended June 30, 2008 and 2007 resulted in an effective tax rate of 9.2% and 26.9%, respectively. The decrease in the effective tax rate from June 30, 2007 to June 30, 2008 results primarily from the $390,000 gain on life insurance proceeds which is non-taxable, an increase in tax exempt interest income during the first quarter of 2008 compared to 2007 as well as an increase in the proportional level of tax-exempt income to total income.

          Financial Condition

          The Company's balance sheet was relatively flat at June 30, 2008 compared to December 31, 2007. Federal funds sold increased $14.2 million to $20.7 million at June 30, 2008 from December 31, 2007 as non-earning cash and matured and called securities were invested in overnight federal funds to meet anticipated liquidity needs. This resulted in a decrease of $16.6 million, or 21.4%, in securities available for sale. Gross loans were up $1.0 million or less than 0.3% to $337.0 million from $336.0 million.

          Nonperforming assets

          Nonperforming assets include non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosures and deeds in lieu of foreclosure.

          A loan generally is classified as non-accrual when full collectibility of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest is reversed. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	6/30/08	12/31/07	6/30/07
Non-accrual loans:
Commercial, financial and agricultural	$7,124	$3,032	$3,118
Real estate mortgage	1,680	1,342	661
Installment	4	31	1
	8,808	4,405	3,780
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	489	411	877
Real estate mortgage	21	-	-
Installment	-	18	8
	510	429	885

Total nonperforming loans	9,318	4,834	4,665
Other real estate owned	1,112	866	566

Total nonperforming assets	$10,430	$5,700	$5,231
Nonperforming loans to total loans	2.77%	1.44%	1.87%
Nonperforming assets to total assets	2.20%	1.19%	1.58%

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

          The increase in non-accrual loans at June 30, 2008 is primarily the result of three commercial credits, totaling $5,284,000, being placed on non-accrual, net of the payoff or charge-off of some non accrual loans. Collection efforts continue with all delinquent borrowers.

          Holdings of other real estate owned increased by $246,000 since the end of 2007. Other real estate owned includes properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots as well as commercial properties.

          Shareholders' equity

          Total shareholders' equity increased $468,000 from the year ended December 31, 2007. The increase is primarily attributable to the current year's net income, offset by dividends declared to shareholders.

          The following table summarizes the Company's capital ratios as of June 30, 2008 and December 31, 2007:
	June 30, 2008	December 31, 2007	Regulatory Minimums
Total risk-based capital ratio	11.0%	10.9%	8.0%
Tier I capital ratio	9.8%	9.5%	4.0%
Leverage ratio	7.5%	10.3%	4.0%

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

          The subsidiary banks maintain correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, the subsidiary banks are a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. The subsidiary banks have available credit arrangements at June 30, 2008 enabling them to purchase up to $36,000,000 in federal funds should the need arise.

          The Company's principal source of funds to pay cash dividends is the earnings and dividends paid by its subsidiary banks. The Company also has available $3,000,000 at June 30, 2008 on a revolving line of credit for general working capital purposes.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of June 30, 2008. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on May 15, 2008 at the Dearth Community Center located in Coldwater, Michigan. The following items were approved by the shareholders at the Annual Meeting:
a.	Election of Marcia S. Albright, Dean Calhoun, John H. Castle, Robert L. Hance and Nolan E. Hooker as directors.

	Marcia Albright	Dean Calhoun	John Castle	Robert Hance	Nolan Hooker

Number of votes for	1,641,748	1,641,748	1,641,582	1,637,392	1,625,843
Number of votes withheld	95,603	95,603	95,769	99,959	111,508

          John S. Carton, H. Kenneth Cole, Richard E. Dyer, Gary H. Hart, Gregory J. Hull, Thomas E. Kolassa, Donald J. Labrecque, Brian P. McConnell, Kurt G. Miller and Freeman E. Riddle continued their terms as directors. As disclosed in Southern's Current Report on Form 8-K filed with the Commission on July 25, 2008, Richard E. Dyer resigned from his position as a director of Southern and all other positions with Southern and its affiliates. Mr. Dyer's resignation was by mutual agreement between Mr. Dyer and Southern.
b.	Ratification and approval of the Stock Incentive Plan of 2005, as amended and restated.

Number of votes for	1,070,934
Number of votes against	166,377
Number of votes abstained	16,820

Item 6.	Exhibits

Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit Number	Document

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: August 14, 2008	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2008	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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