Form 10-Q
period 2008-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2008-11-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2008

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of November 11, 2008, was 2,311,792 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", or "is likely" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity is forward-looking. The future effect of changes in the real estate markets and the Michigan and national economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. Management's determination of the provision and allowance for loan losses involves judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2007; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions, including actions in Iraq; and current uncertainties and fluctuations in the financial and credit markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)
	September 30, 2008	December 31, 2007
ASSETS
Cash and cash equivalents	$9,968	$14,470
Federal funds sold	18,077	6,449
Securities available for sale	65,242	77,515
Loans held for sale, net of valuation of -0- in 2008 and 2007	854	624
Loans, net of allowance for loan losses of $6,987 - 2008 ($5,156 - 2007)	330,249	330,822
Premises and equipment, net	13,187	13,335
Accrued interest receivable	2,765	3,387
Net cash surrender value of life insurance	9,418	10,015
Goodwill	13,422	13,422
Other intangible assets	2,810	3,091
Other assets	6,922	7,048
TOTAL ASSETS	$472,914	$480,178

LIABILITIES
Deposits :
Non-interest bearing	$52,119	$57,027
Interest bearing	348,617	342,142
Total deposits	400,736	399,169
Securities sold under agreements to repurchase and overnight borrowings	3,734	9,776
Accrued expenses and other liabilities	4,339	5,077
Other borrowings	12,770	14,753
Subordinated debentures	5,155	5,155
Total liabilities	426,734	433,930

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 98,357 shares outstanding in 2008 (92,203 in 2007)	1,298	2,029

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,312,507 shares in 2008 (2,307,924 shares in 2007)
Outstanding (other than ESOP shares) - 2,214,150 shares in 2008 (2,215,721 shares in 2007)	5,535	5,539
Additional paid-in capital	17,990	17,087
Retained earnings	21,813	21,629
Accumulated other comprehensive income, net	284	122
Unearned Employee Stock Ownership Plan shares	(618)	(103)
Unearned restricted stock compensation	(122)	(55)
Total shareholders' equity	44,882	44,219
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$472,914	$480,178

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (Unaudited)
(In thousands, except per share data)
	Three Months Ended September 30,		Nine Months Ended September 30,
	2008	2007	2008	2007
Interest income:
Loans, including fees	$5,587	$5,105	$17,301	$15,157
Federal funds sold	116	133	339	456
Securities:
Taxable	455	502	1,590	1,113
Tax-exempt	233	155	716	461
Total interest income	6,391	5,895	19,946	17,187

Interest expense:
Deposits	1,615	2,022	5,453	5,726
Other	253	190	909	559
Total interest expense	1,868	2,212	6,362	6,285
Net Interest Income	4,523	3,683	13,584	10,902
Provision for loan losses	1,580	145	2,730	345

Net interest income after provision for loan losses	2,943	3,538	10,854	10,557

Non-interest income:
Service charges on deposit accounts	726	512	2,076	1,406
Trust fees	297	197	844	556
Net gains on security calls and sales	-	2	15	2
Net gains on loan sales	81	96	295	317
Earnings on life insurance assets	84	64	256	201
Gain on life insurance proceeds	-	-	390	-
Income and fees from automated teller machines	166	86	475	245
Other	201	123	670	302
Total non-interest income	1,555	1,080	5,021	3,029

Non-interest expense:
Salaries and employee benefits	2,715	1,884	7,977	5,624
Occupancy, net	273	251	1,048	699
Equipment	307	193	927	567
Printing, postage and supplies	169	81	489	262
Telecommunication expenses	87	47	283	150
Professional and outside services	324	201	1,096	506
Software maintenance	82	64	304	176
Amortization of other intangibles	94	-	281	-
Other	658	429	1,974	1,332
Total non-interest expense	4,709	3,150	14,379	9,316
INCOME BEFORE INCOME TAXES	(211)	1,468	1,496	4,270
Federal income tax provision (credit)	(232)	386	(75)	1,141
NET INCOME	$21	$1,082	$1,571	$3,129

Basic Earnings Per Common Share	$.01	$.61	$.69	$1.77
Diluted Earnings Per Common Share	$.01	$.61	$.69	$1.76
Dividends Declared Per Common Share	$.20	$.20	$.60	$.60

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Nine Months Ending September 30, 2008 and 2007
	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2007	$4,200	$5,446	$19,021	$(42)	$(143)	$-	$28,482

Comprehensive income:
Net income			3,129				3,129
Net change in other comprehensive
income items				103			103
Total comprehensive income							3,232
Cash dividends declared - $.60 per share			(1,063)				(1,063)
Change in common stock subject
to repurchase	(8)	(59)					(67)
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	60				(67)	-
Vesting of restricted stock						9	9
Net change in obligation under ESOP					40		40
Stock option expense		57					57
Balance at September 30, 2007	$4,199	$5,504	$21,087	$61	$(103)	$(58)	$30,690

Balance at January 1, 2008	$5,539	$17,087	$21,629	$122	$(103)	$(55)	$44,219

Comprehensive income:
Net income			1,571				1,571
Net change in other comprehensive
income items				162			162
Total comprehensive income							1,733
Cash dividends declared - $.60 per share			(1,387)				(1,387)
Change in common stock subject
to repurchase	(15)	746					731
Issuance of restricted stock (5,535 shares of common stock at $18.00 per share)	14	86				(100)	-
Vesting of restricted stock						17	17
Forfeiture of restricted stock (900 shares of common stock at $18.00 per share)	(3)	(13)				16	-
Net change in obligation under ESOP					94		94
Purchase of shares by ESOP (28,500 shares)					(609)		(609)
Stock option expense		84					84
Balance at September 30, 2008	$5,535	$17,990	$21,813	$284	$(618)	$(122)	$44,882

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Nine Months Ended September 30,
	2008	2007
Operating Activities
Net income	$1,571	$3,129
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	2,730	345
Depreciation	909	554
Net accretion of investment securities	(52)	(72)
Loss on disposal of fixed assets	49	-
Loans originated for sale	(15,652)	(13,914)
Proceeds on loan sales	15,359	13,455
Net gains on loan sales	(295)	(317)
Gain on life insurance proceeds	(390)	-
Stock option and restricted stock grant compensation expense	101	66
Net securities gains	(15)	(2)
Amortization of other intangible assets	281	-
Net change in:
Obligation under ESOP	94	40
Accrued interest receivable	622	(205)
Cash surrender value	(256)	(201)
Other assets	1,614	758
Accrued expenses and other liabilities	(729)	409
Net cash from operating activities	5,941	4,045

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	47,462	11,219
Purchases	(34,876)	(31,710)
Net change in federal funds sold	(11,628)	3,181
Loan originations and payments, net	(3,369)	(1,863)
Proceeds from life insurance	1,241	67
Additions to premises and equipment	(810)	(2,236)
Net cash used in investing activities	(1,980)	(21,342)

Financing Activities
Net change in deposits	1,567	11,287
Net change in securities sold under agreements to repurchase and overnight borrowings	(6,042)	8,409
Proceeds from other borrowings	600	292
Repayments of other borrowings	(2,592)	(1,654)
Purchase of ESOP shares	(609)	-
Cash dividends paid	(1,387)	(1,063)
Net cash from (used in) financing activities	(8,463)	17,271
Net change in cash and cash equivalents	(4,502)	(26)
Beginning cash and cash equivalents	14,470	9,369
Ending cash and cash equivalents	$9,968	$9,343

Cash paid for interest	$6,567	$6,263
Cash paid for income taxes	445	855
Transfers from loans to foreclosed assets	1,570	1,514

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months and nine month periods ending September 30, 2008 are not necessarily indicative of the results that may be expected for the year ending December 31, 2008.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2007 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, filed with the Securities and Exchange Commission on March 28, 2008. As discussed in the Company's Annual Report on Form 10-K for the year ended December 31, 2007, the Company acquired FNB on December 1, 2007. The transaction was accounted for using the purchase method of accounting and therefore the operating results for the three and nine month periods ending September 30, 2007 do not include FNB.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

On February 15, 2007, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards No. 159, "The Fair Value Option for Financial Assets and Financial Liabilities" (FAS 159). FAS 159 permits, but does not require, entities to measure selected financial assets and liabilities at fair value. Changes in fair value are recorded through the income statement in subsequent periods. The statement provides for a one time opportunity to transfer existing assets and liabilities to fair value at the point of adoption with a cumulative effect adjustment recorded against equity. After adoption, the election to report assets and liabilities at fair value must be made at the point of their inception. There was no impact on the consolidated financial statements of the Company as a result of the adoption of Statement 159 since the Company has not elected the fair value option for any eligible items, as defined in FAS 159.

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

Level 2

Observable inputs other than Level 1 prices, such as quoted prices for similar assets or liabilities; quoted prices in active markets that are not active; or other inputs that are observable or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

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

Securities available for sale

Where quoted market prices are available in an active market, securities are classified within Level 1 of the valuation hierarchy. Level 1 securities would include highly liquid government bonds, mortgage products and exchange traded equities. If quoted market prices are not available, then fair values are estimated by using pricing models, quoted prices of securities with similar characteristics or discounted cash flows. Level 2 securities include U.S. agency securities, mortgage-backed agency securities, obligations of states and political subdivisions and certain corporate, asset backed and other securities. In certain cases where Level 1 or Level 2 inputs are not available, securities are classified within Level 3 of the hierarchy. Currently, all of the Company's securities are considered to be Level 1 or Level 2 securities and fair values are provided by a third party pricing provider.

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

In March 2008, FASB issued Statement No. 161, "Disclosures about Derivative Instruments and Hedging Activities" (FAS 161). FAS 161 is an amendment of FABS 133, "Accounting for Derivative Instruments and Hedging Activities", and is intended to improve financial reporting transparency regarding derivative instruments and hedging activities. FAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early adoption encouraged. The Company is currently evaluating the impact of FAS 161 on the Company's consolidated financial statements, but does not believe it will have a material impact on the consolidated financial statements.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2008 and 2007 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2008	Three Months Ended September 30, 2007	Nine Months Ended September 30, 2008	Nine Months Ended September 30, 2007

Basic earnings per share:
Net income	$21	$1,082	$1,571	$3,129

Weighted average common shares outstanding	2,312,771	1,771,988	2,309,863	1,771,714

Less unallocated ESOP shares	36,017	5,182	28,633	5,420

Weighted average common shares outstanding for basic earnings per share	2,276,754	1,766,806	2,281,230	1,766,294

Basic earnings per share	$0.01	$0.61	$0.69	$1.77

Diluted earnings per share:
Net income	$21	$1,082	$1,571	$3,129

Weighted average common shares outstanding for basic earnings per share	2,276,754	1,766,806	2,281,230	1,766,294

Add: Dilutive effect of assumed exercise of stock options	-	5,276	947	6,009

Weighted average common and dilutive potential common shares outstanding	2,276,754	1,772,082	2,282,177	1,772,303

Diluted earnings per share	$0.01	$0.61	$0.69	$1.76

Stock option awards outstanding that were anti-dilutive and therefore not included in the computation of earnings per share were as follows: 215,818 and 130,425 for the three months ended September 30, 2008 and 2007, respectively, and 193,675 and 130,425 for the nine months ended September 30, 2008 and 2007, respectively. Shares outstanding in 2008 included the issuance of 535,936 shares in connection with the purchase of FNB.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares from 157,500 to 300,000. As of September 30, 2008, there were 44,841 shares available for future issuance under the 2000 plan and 140,057 shares available for future issuance under the 2005 plan.

A summary of stock option activity in the plans is as follows for the nine months ended September 30, 2008:
	Shares	Weighted Average Price

Outstanding at beginning of year	197,108	$ 23.16
Granted	21,010	18.00
Exercised	-	-
Forfeited	(2,700)	18.73
Outstanding at September 30, 2008	215,418	22.71

Options exercisable at September 30, 2008	94,298	22.15

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. The shares vest 20% per year over five years. In June 2008, 5,535 shares of restricted stock were issued to employees and directors. The shares also vest 20% per year over five years. Compensation expense of $17,000 and $9,000 was recorded during the nine months ended September 30, 2008 and 2007, respectively.

For the nine months ended September 30, 2008 and 2007, compensation expense of $84,000 and $57,000, respectively, was recorded with respect to options granted in 2007 and 2008. Such expense was computed in accordance with Statement of Financial Accounting Standards No. 123R, "Share-Based Payment."
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary banks, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB), for the three and nine month periods ending September 30, 2008 and 2007. Financial results for 2008 were influenced by the acquisition of FNB on December 1, 2007. In accordance with the purchase method of accounting, FNB's results of operations were included in the Company's consolidated statements of income from the date of acquisition. Consequently, comparisons of year to date and quarterly results for the period ended September 30, 2008 to year to date and quarterly results for the period ended September 30, 2007 are affected by the inclusion of FNB's results. The purchase of FNB resulted in an increase in assets of $150,406,000 and an increase in shareholders' equity of $12,711,000.

          Results of Operations

          For the first nine months of 2008, net income was $1,571,000 and basic and diluted earnings per share were $0.69, compared with net income of $3,129,000 and basic and diluted earnings per share of $1.77 and $1.76, respectively, for the first nine months of 2007. Included in the 2008 results was a $390,000 tax free gain on life insurance proceeds. Negatively impacting income before income taxes for the nine month period of 2008 was a $2,385,000 increase in the provision for loan losses. Over half of the 2008 increase in the provision for loan losses relates to a single large commercial credit in the automotive industry.

          Net income for the third quarter of 2008 was $21,000 compared to $1,082,000 for the same period of 2007. Basic and diluted earnings per share decreased from $0.61 for the third quarter of 2007 to $0.01 for the same period of 2008. The Company's provision for loan losses for the third quarter of 2008 was $1,580,000 compared to $145,000 in the third quarter of 2007, a $1,435,000 increase.

          Return on average assets was .44% for the first nine months of 2008 compared to 1.24% for the first nine months of 2007. Return on average shareholders' equity was 4.56% for the first nine months of 2008, compared to 13.97% for the same period in 2007. Such rates were computed on an annualized basis.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2007, short-term rates were unchanged for the first eight months of the year. Beginning in September of 2007, the Federal Open Market Committee began lowering short-term rates. Through the third quarter of 2008, short-term rates dropped 225 basis points. The Company has been able to lower its cost of funds by 95 basis points compared to September 30, 2007, but tax equivalent yields on average assets declined to 6.44% from 7.61% for the same periods, a decline of 117 basis points. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2008 and 2007. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the nine-month periods ended September 30, 2008 and 2007. Table 2 shows the effect on interest income and expense of changes in volume and interest rates. Both tables are on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2008			2007
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$335,340	$17,404	6.94%	$251,940	$15,200	8.07%
Federal funds sold	19,874	339	2.28	10,988	456	5.55
Taxable investment securities(4)	44,081	1,590	4.82	28,744	1,113	5.18
Tax-exempt investment securities(1)	24,562	1,085	5.91	15,318	698	6.09
Total interest earning assets	423,857	20,418	6.44	306,990	17,467	7.61

Non-interest earning assets:
Cash and due from banks	11,977			8,963
Other assets(5)	49,842			24,491
Less allowance for loan losses	(5,284)			(3,352)

Total assets	$480,392			$337,092

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$161,742	1,739	1.44%	$117,090	$2,304	2.63%
Savings deposits	54,391	311	0.76	29,141	105	0.48
Time deposits	127,757	3,403	3.56	102,763	3,317	4.32
Securities sold under agreements to repurchase and federal funds purchased	10,091	138	1.83	420	12	3.82
Other borrowings	13,309	547	5.50	5,820	243	5.58
Subordinated debentures	5,155	224	5.81	5,155	304	7.88
Total interest bearing liabilities	372,445	6,362	2.28	260,389	6,285	3.23

Non-interest bearing liabilities:
Demand deposits	55,577			40,517
Other	4,818			4,147
Common stock subject to repurchase obligation	1,663			2,182
Shareholders' equity	45,889			29,857
Total liabilities and shareholders' equity	$480,392			$337,092
Net interest income		$14,056			$11,182
Interest rate spread			4.16%			4.38%
Net yield on interest earning assets			4.43%			4.87%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $369,000 and $103,000, respectively, for 2008 and $237,000 and $43,000, respectively, for 2007.
(2)	Average balance includes average non-accrual loan balances of $7,686,000 in 2008 and $3,377,000 in 2007.
(3)	Interest income includes loan fees of $487,000 in 2008 and $262,000 in 2007.
(4)

Average balance includes average unrealized gain of $758,000 in 2008 and unrealized loss of ($28,000) in 2007 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,382,000 in 2008 and $620,000 in 2007 relating to goodwill and other intangible assets.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Nine Months Ended September 30, 2008 Over 2007 Increase (Decrease) Due To

Interest income on:	Volume	Rate	Net

Loans	$4,537	$(2,333)	$2,204
Federal funds sold	243	(360)	(117)
Taxable investment securities	558	(81)	477
Tax-exempt investment securities	409	(22)	387

Total interest earning assets	$5,747	$(2,796)	$2,951

Interest expense on:

Demand deposits	$697	$(1,262)	$(565)
Savings deposits	123	83	206
Time deposits	725	(639)	86
Securities sold under agreements to repurchase & federal funds purchased	135	(9)	126
Other borrowings	308	(4)	304
Subordinated debentures	-	(80)	(80)

Total interest bearing liabilities	$1,988	$(1,911)	$77

Net interest income	$3,759	$(885)	$2,874

          As shown in Tables 1 and 2, tax-equivalent net interest income increased $2,874,000 in the first nine months of 2008 compared to the same period in 2007. Increases in the average balances primarily resulted from the FNB acquisition. Net interest income decreased $885,000 due to rate changes comparing the nine months of 2008 with the nine months of 2007 on a tax equivalent basis. This decrease is due primarily to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $472,000 and $280,000 for the nine months ended September 30, 2008 and 2007, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses was $1,580,000 for the three month period ending September 30, 2008. Specific reserves increased $1,708,000 from June 30, 2008 levels to $3,456,000 at September 30, 2008, net charge-offs totaled $201,000 for the quarter, and non-performing loans increased 12.1% or $1,131,000 from June 30, 2008 levels to $10,449,000 at September 30, 2008. These increases reflect the difficult Michigan economy and the depressed real estate market. All of which contributed to the higher provision. A provision of $145,000 was recorded for the third quarter of 2007.

          For the nine month period ending September 30, 2008 the provision for loan losses was $2,730,000 compared to $345,000 for the same period of 2007.

          The allowance was 2.07% of total loans at September 30, 2008 compared to 1.53% at December 31, 2007.

          Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2008 and 2007 were as follows:

(Dollars in Thousands)
	2008		2007
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$495	$40	$158	$62
Residential real estate	276	8	73	-
Consumer	260	84	163	79
Total	$1,031	$132	$394	$141

          Net charge-offs in the first nine months of 2008 were $899,000, or 0.36% of average loans on an annualized basis. Net charge-offs in the first nine months of 2007 were $253,000, or 0.13% of average loans on an annualized basis.

          Non-interest income

          Total non-interest income increased $475,000, or 44.0%, in the third quarter of 2008 compared to the same quarter of last year, and is up 65.8%, or $1,992,000 year to date. The increase is primarily a result of the FNB acquisition which provided $583,000 of non-interest income during the quarter and $1,734,000 for the nine months. In addition, for the nine month period ending September 30, 2008, the Company recorded a $390,000 gain from life insurance proceeds.

          Non-interest expense

          Total non-interest expense increased $1,559,000, or 49.5%, in the third quarter of 2008 compared to the same quarter of last year, and is up 54.3%, or $5,063,000, year to date. The FNB purchase generated $1,416,000 of the third quarter increase and $4,449,000 year to date. Salary and employee benefits are the Company's largest single area of expense, and for the quarter and nine month period, provided the largest increase, primarily caused by the staffing of FNB. Occupancy, equipment, telecommunication and software maintenance costs also increased for both the three and nine month periods as an additional 8 branch locations were added from FNB. Amortization of other intangibles was $281,000 higher for year to date 2008, as a result of the core deposit amortization from the FNB acquisition.

          Federal income taxes

          The provision (credit) for federal income taxes for the nine months ended September 30, 2008 and 2007 resulted in a credit of $75,000 in 2008 and a provision of $1,141,000 in 2007. The effective tax rate of 26.7% for 2007 is in line with the Company's normal effective tax rate, which was 25.8% for the full year 2007 and 27.1% for the full year 2006. Because of the significant decline in 2008 income before income taxes, a federal income tax credit resulted for the three and nine-months ended September 30, 2008 after consideration of tax-exempt interest income, non-taxable life insurance income and other normal tax reconciling items.

          Financial Condition

          The Company's balance sheet decreased 1.5%, or $7,264,000 at September 30, 2008 compared to December 31, 2007.

          Securities held for sale

          Securities available for sale decreased $12.3 million at September 30, 2008 from December 31, 2007. The Company has elected not to replace some maturing investments to meet anticipated liquidity needs. The Company's portfolio does not have any Fannie Mae or Freddie Mac equity securities or non-agency mortgage backed securities that have been the topic of much recent public discussion. The Company's current and projected tax position continues to make carrying tax-exempt securities beneficial. The investment in local municipal issues also reflects the Company's commitment to the development of the local area through support of its local political subdivisions. Unrealized gains and losses within the investment portfolio are temporary since they are a result of market changes, rather than a reflection of credit quality.

          Federal funds sold

          Federal funds sold at September 30, 2008 increased $11.6 million as called and maturing investment securities were invested in overnight federal funds to meet liquidity needs.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	9/30/08	12/31/07	9/30/07
Non-accrual loans:
Commercial, financial and agricultural	$7,071	$3,032	$1,957
Real estate mortgage	2,554	1,342	643
Installment	14	31	44
	9,639	4,405	2,644
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	349	411	106
Real estate mortgage	461	-	16
Installment	-	18	16
	810	429	138

Total nonperforming loans	10,449	4,834	2,782
Other real estate owned	1,257	866	1,078

Total nonperforming assets	$11,706	$5,700	$3,860
Nonperforming loans to total loans	3.10%	1.44%	1.10%
Nonperforming assets to total assets	2.48%	1.19%	1.10%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate.

          In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, such as the Company is faced with today, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. The highly publicized declines in the real estate markets and the economic issues in Michigan and nationally are impacting the Company, resulting in a higher number of loans being classified as nonperforming. Due to the uncertainty in the economy, both nationally and within Michigan, it's management's opinion that nonperforming assets will continue to remain at elevated levels into 2009.

          The increase in non-accrual loans at September 30, 2008 is primarily the result of three commercial credits, totaling $5,284,000, being placed on non-accrual, net of the payoff or charge-off of some non-accrual loans. Collection efforts continue with all delinquent borrowers.

          Holdings of other real estate owned increased by $391,000 since the end of 2007. Other real estate owned includes properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots as well as commercial properties.

          Securities sold under agreements to repurchase

Securities sold under agreements to repurchase decreased $6.0 million or 61.8% as of September 30, 2008 compared to December 31, 2007, as one customer moved $7.0 million to a short term certificate of deposit.

          Deposits

          Deposits increased $1.6 million at September 30, 2008 compared to December 31, 2007. However, with the $7.0 million moved into a certificate of deposit from the securities sold under agreements to repurchase, all other deposits are down a net $5.4 million. The decrease is primarily in money market accounts and was reflective of normal fluctuations of a few large depositors.

          Shareholders' equity

          Total shareholders' equity at September 30, 2008 increased $663,000 from the year ended December 31, 2007. The increase is attributable to the current year's net income, offset by dividends declared to shareholders, as well as the items described on page 5.

          The following table summarizes the Company's capital ratios as of September 30, 2008 and December 31, 2007:
	September 30, 2008	December 31, 2007	Regulatory Minimums
Total risk-based capital ratio	10.9%	10.9%	8.0%
Tier I capital ratio	9.7%	9.5%	4.0%
Leverage ratio	8.0%	10.3%	4.0%

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

          The subsidiary banks maintain correspondent accounts with a number of other banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, the subsidiary banks are a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. The subsidiary banks have available credit arrangements at September 30, 2008 enabling them to purchase up to $24,000,000 in federal funds should the need arise.

          The Company's principal source of funds to pay cash dividends is the earnings and dividends paid by its subsidiary banks. The Company also has available $3,000,000 at September 30, 2008 on a revolving line of credit for general working capital purposes.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Exchange Act) as of September 30, 2008. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that the Company's disclosure controls and procedures were effective as of the end of the period covered by this report.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2008 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

10	Separation Agreement between Southern Michigan Bancorp, Inc. and Richard E. Dyer.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

Signatures

Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.
SOUTHERN MICHIGAN BANCORP, INC.

Date: November 14, 2008	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2008	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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

10	Separation Agreement between Southern Michigan Bancorp, Inc. and Richard E. Dyer.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.