Form 10-K
period 2008-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2009-03-30
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2008

( )	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from__________________ to __________________

Commission File Number: 000-49772

Southern Michigan Bancorp, Inc.
(Exact Name of Registrant as Specified in its Charter)
Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

(517) 279-5500
(Registrant's Telephone Number, Including Area Code)

Securities Registered Pursuant to Section 12(b) of the Act:
Title of Each Class	Name of Each Exchange on Which Registered
None	None

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

Large accelerated filer             Accelerated filer             Non-accelerated filer           Smaller Reporting Company   X

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

The aggregate market value of the common stock held by non-affiliates of the Registrant as of June 30, 2008 was $35,210,241.

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of March 13, 2009, was 2,323,970 shares.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook," or "strategy"; that an event or trend "may," "should," "will," or "is likely" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates," "believes," "estimates," "plans," "forecasts," "intends," "predicts," "projects," or "expects" a particular result, or is "confident" or "optimistic" that an event will occur, and variations of such words and similar expressions. All of the information concerning interest rate sensitivity in Part I, Item 1 is forward-looking. Management's determination of the provision and allowance for loan losses and other accounting estimates, such as the carrying value of goodwill and mortgage servicing rights, involve judgments that are inherently forward-looking. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions; changes in value and credit quality of investment securities; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I
Item 1.	Business

General

          Southern Michigan Bancorp, Inc. ("Southern" the "Company" "we" "our" or "us") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Southern was incorporated on March 1, 1982, as a Michigan corporation. Southern was formed to create a bank holding company for the purpose of acquiring all of the capital stock of Southern Michigan Bank & Trust, a Michigan state-chartered bank ("Southern Michigan Bank") (formerly Southern Michigan National Bank), which it did in November 1982. Southern is also the parent company of FNB Financial, a Michigan state-chartered bank (formerly The First National Bank of Three Rivers), which it acquired on December 1, 2007 and Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. At December 31, 2008, Southern, on a consolidated basis, had shareholders' equity of $44.4 million.

          Southern Michigan Bank and FNB Financial intend to unite under a single charter and single name: Southern Michigan Bank & Trust. The banks received approval from the Federal Deposit Insurance Corporation ("FDIC") on March 23, 2009 to combine under a single charter. The banks expect to complete the transition process to a single charter and a single name during the second quarter of 2009.

          Southern Michigan Bank is the parent company of SMB Mortgage Company, a Michigan corporation, and SMB&T Financial Services, Inc., a Michigan corporation. FNB Financial is the parent company of FNB Financial Services, Inc., a Michigan corporation.

          Through our bank subsidiaries, we operate 18 banking offices located in Athens, Battle Creek, Camden, Cassopolis, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, North Adams, Tekonsha, Three

Rivers, and Union City, Michigan. At December 31, 2008, on a consolidated basis, we had assets of $475.0 million, deposits of $394.0 million, a net loan portfolio of $328.2 million, and had trust assets totaling $194.1 million.

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

Competition

          Our business is highly competitive. We face significant competition from commercial banks, saving and loan associations, credit unions, commercial and consumer finance companies, insurance companies and leasing companies. We also face competition from money market mutual funds, investment and brokerage firms and nonfinancial institutions, which provide many of the financial services we offer. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

          Federal law generally prohibits a bank from making any capital distribution (including payment of a dividend) or paying any management fee to its parent company if the depository institution would thereafter be undercapitalized. The FDIC may prevent an insured bank from paying dividends if the bank is in default of payment of any assessment due to the FDIC. In addition, the FDIC may prohibit the payment of dividends by a bank, if such payment is determined, by reason of the financial conditions of the bank, to be an unsafe and unsound banking practice. Additional information on restrictions on payment of dividends by the banks may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q of our consolidated financial statements, which information is here incorporated by reference.

          Under Federal Reserve System policy, we are expected to act as a source of financial strength to our bank subsidiaries and to commit resources to support both banks. In addition, if the Michigan Office of Financial and Insurance Regulation ("OFIR") deems a bank subsidiary's capital to be impaired, OFIR may require the bank to restore its capital by a special assessment on us as the bank's only shareholder. If we failed to pay any assessment, our directors would be required, under Michigan law, to sell the shares of the bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the bank's capital.

          The Federal Reserve Board and the FDIC have established guidelines for risk-based capital by bank holding companies and banks. These guidelines establish a risk-adjusted ratio relating capital to risk-weighted assets and off-balance-sheet exposures. These capital guidelines primarily define the components of capital, categorize assets into different risk classes, and include certain off-balance-sheet items in the calculation of capital requirements.

          The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories, well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

          Federal banking regulators are required to take specified mandatory supervisory actions and are authorized to take other discretionary actions with respect to institutions in the three undercapitalized categories. The severity of the action depends upon the capital category in which the institution is placed. Subject to a narrow exception, the banking regulator must generally appoint a receiver or conservator for an institution that is critically undercapitalized. An institution in any of the under-capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized institution is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

          Failure to meet capital guidelines could subject a bank or bank holding company to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

          As of the date of this report, the capital ratios of Southern and the banks exceed the regulatory guidelines for "well-capitalized" institutions. Note V of our consolidated financial statements provides additional information regarding Southern's capital ratios, and is here incorporated by reference.

          The Banks

          Southern Michigan Bank and FNB Financial are chartered under Michigan law and are subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends and capital and surplus requirements.

          The banks' deposits are insured by the FDIC to the extent provided by law. From time to time, the banks are required to pay deposit insurance premiums to the Deposit Insurance Fund ("DIF"). The amount of the premiums varies and are generally determined by the FDIC based on the balance of insured deposits and the amount of risk each institution poses to the DIF. Both banks are members of the Federal Home Loan Bank system. This provides certain advantages to them, including favorable borrowing rates for certain funds.

          Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC modified its method of calculating FDIC insurance assessments effective November 2006, and provided credits to certain banks for the calendar year 2007, to be applied to future assessments. Both the banks had earned assessment credits.  These changes have allowed the banks to partially offset their FDIC insurance assessments for 2007 and much of 2008 using credits they have earned. Credits at both banks were used up during 2008. The assessment methodology allows the FDIC to set its assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage. An increase in the assessment rate could have a material adverse effect on Southern's earnings, depending on the amount of the increase.

          During 2008, the banks paid $45,000 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the banks.

          Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes-Oxley Act, The Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

          Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code of 1999 permits, in appropriate circumstances and with the approval of the Office of Financial and Insurance Regulation, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

          Recent Developments

          In February of 2009, the FDIC announced a one-time special fee on banks of 20 cents per $100 in domestic deposits to replenish the DIF. The special fee is payable on September 30, 2009. In March 2009, the FDIC announced that it would consider reducing the special fee to approximately 10 cents per $100 in domestic deposits if Congress authorizes the FDIC to borrow more money from the Department of the Treasury. If the special fee remains at 20 cents per $100 in domestic deposits, the banks will have to pay the FDIC an aggregate special fee of approximately $788,000.

          On October 14, 2008, the FDIC announced the Temporary Liquidity Guarantee Program, under which the FDIC would offer a guarantee of certain financial institution indebtedness in exchange for an insurance premium to be paid to the FDIC by issuing financial institutions. The Temporary Liquidity Guarantee Program consists of two components: the Debt Guarantee Program and the Transaction Account Guarantee Program. Under the Debt Guarantee Program, the FDIC will guarantee the payment of certain newly-issued senior debt until the debt matures or June 30, 2012, whichever occurs earlier. Under the Transaction Account Guarantee Program, the FDIC will guarantee certain non-interest bearing transaction accounts until December 31, 2009. Financial institutions had until December 5, 2008 to opt out of these two programs. Southern did not opt out of either program. Southern had no senior unsecured debt at September 30, 2008. As a result, Southern's limit under the Debt Guarantee Program is $8,500,000, which is based on 2% of consolidated total liabilities at September 30, 2008. The limit on FDIC insured deposits was temporarily increased to $250,000 through December 31, 2009. These developments will cause the premiums assessed to Southern by the FDIC to increase.

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

Employees

          As of December 31, 2008, Southern Michigan Bank employed 156 total employees and 148 full-time equivalent employees and FNB Financial employed 58 total employees and 54 full-time equivalent employees. Southern's only employees as of the same date were its four executive officers (all of whom are also employed by Southern Michigan Bank).

Statistical Information

          Additional statistical information describing our business appears in the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

          Southern acquired FNB Financial Corporation on December 1, 2007. Statistical information presented for 2008 and 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of information from 2008 or 2007 to information in previous years must consider that information for FNB Financial Corporation is not included in information presented for periods before December 1, 2007.

          Securities Portfolio

          The book value (amortized cost) of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2008	2007	2006
U.S. Government and federal agency	$23,547	$26,356	$14,057
States and political subdivisions	27,079	33,232	17,746
Mortgage-backed	14,095	17,656	863
Corporate	-	-	3,000
Total	$64,721	$77,244	$35,666

          At the end of 2008 and 2007, the market value of securities issued by the State of Michigan and all its political subdivisions totaled $16,872,000 and $20,900,000, respectively. No other securities of any state (including all its political subdivisions) were greater than 10% of equity.

          Presented below is the fair value of securities as of December 31, 2008 and 2007, a schedule of maturities of securities as of December 31, 2008, and the weighted average yields of securities as of December 31, 2008.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2008	Fair Value at Dec. 31, 2007
U.S. Government and
federal agency	$10,797	$9,981	$3,063	$-	$23,841	$26,430
States and political subdivisions	5,482	10,154	9,186	2,649	27,471	33,352
Mortgage-backed securities	106	1,768	1,286	11,246	14,406	17,733
Corporate	-	-	-	-	-	-
Total securities	$16,385	$21,903	$13,535	$13,895	$65,718	$77,515

	Weighted average yields(1)
U.S. Government and
federal agency	2.77%	4.30%	4.33%	-%
States and political subdivisions	3.77	3.96	4.10	3.73
Mortgage-backed securities	3.93	5.06	4.70	5.11
Corporate	-	-	-	-

______________
(1)	Yields are not presented on a tax-equivalent basis.

          The weighted average interest rates are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          Loan Portfolio

          Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Commercial and agricultural	$74,446	$84,937	$63,709	$61,019	$56,038
Real estate - commercial	131,180	129,065	97,144	81,876	85,984
Real estate - construction	10,446	11,686	10,025	9,504	7,224
Real estate - residential	104,321	94,560	66,202	71,999	73,344
Consumer	14,917	15,730	15,745	18,316	18,794
Total loans, gross	$335,310	$335,978	$252,825	$242,714	$241,384

          We have no foreign loans.

          Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2008. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2008.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$59,146	$137,887	$8,593	$205,626
Real estate - construction	5,697	2,936	1,813	10,446
Totals	$64,843	$140,823	$10,406	$216,072

Loan Sensitivity to Changes in Interest Rates	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$130,214	$8,546	$138,760
Loans with floating or adjustable interest rates	10,609	1,860	12,469
Totals	$140,823	$10,406	$151,229

          Risk Elements

          The objective of our credit risk strategy is to quantify and manage credit risk on an aggregate portfolio basis, and to limit the risk of loss resulting from an individual customer default. This strategy has not changed over the past three years. Such strategy is based on three core principles: conservatism, diversification and monitoring. We believe that effective credit risk management begins with conservative lending practices. These practices include conservative underwriting, documentation, monitoring and collection standards. Our credit risk strategy also emphasizes diversification on an industry and customer level, regular credit examinations, and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending activities are centralized, with lending officers delegated specific authority amounts. We have annual independent reviews of the quality of our underwriting and documentation and the accuracy of risk grades.

          Our credit review process and overall assessment of required allowances are based on ongoing quarterly assessments of the probable estimated losses inherent in our loan portfolio. We use these assessments to promptly identify potential problem loans within the portfolio, maintain an adequate allowance for losses and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review includes the use of a risk grading system.

          Loan originations are developed from a number of sources, including continuing business with depositors, borrowers and real estate developers, advertisements, solicitations lending staff, walk-in customers, director referrals, and loan participations purchased from other financial institutions.

          Commercial and agricultural loans. We make loans for commercial purposes to sole proprietorships, partnerships, corporations and other business enterprises. We make agricultural loans for the purpose of financing agricultural production, including all costs associated with growing crops or raising livestock. Commercial and agricultural loans may be secured, other than by real estate, or unsecured, requiring one single payment or on an installment repayment schedule. Commercial and agricultural loans generally have final maturities of five years or less and are made with either fixed interest rates or rates that adjust based upon the national prime rate in effect at the time of the rate change.

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

          Real estate - construction. Construction loans are made to finance land development before erecting new structures and to finance the construction of new buildings or additions to existing buildings. Many of the construction loans we make are to owner occupants for the construction of single family homes. Other loans we make are to builders and developers for various projects.

          Consumer loans. We make a variety of consumer loans to individuals for family, household and other personal purposes. We make these loans for the purpose of financing the purchase of vehicles or furniture, educational expenses, medical expenses or vacation expenses, and other consumer purposes. Consumer loans may be secured, other than by real estate, or unsecured, generally requiring repayment on an installment repayment schedule.

          The following loans were classified as nonperforming as of December 31:

(Dollars in thousands)
	2008	2007	2006	2005	2004
Loans accounted for on a non-accrual basis	$ 8,715	$ 4,405	$ 3,518	$ 2,590	$ 2,002
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	437	429	6	996	1,499
Loans defined as "troubled debt restructurings"	-	-	-	-	-
Totals	$ 9,152	$ 4,834	$ 3,524	$ 3,586	$ 3,501

          A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 598	$ 278	$ 326	$ 202	$ 103
Interest on non-performing loans that was actually recorded when received	34	21	-	26	102

          Potential Problem Loans

          At December 31, 2008, there were $22.1 million of loans where some concern existed as to the borrowers' abilities to comply with original loan terms. We allocated $3,308,444 in the aggregate for loan losses for nonperforming and potential problem loans as of December 31, 2008. However, our allowance for loan losses is also available for potential problem loans.

          Loan Concentrations

          As of December 31, 2008, there was no concentration of loans exceeding 10% of total loans that is not otherwise disclosed as a category of loans in the loan portfolio listing in Note E to the consolidated financial statements.

          Summary of Loan Loss Experience

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2008	2007	2006	2005	2004

Balance at January 1	$5,156	$3,302	$3,167	$3,459	$3,252

Charge-offs:
Commercial and agricultural	1,943	81	267	1,016	73
Real estate - commercial	229	78	38	15	47
Real estate - construction	98	32	-	-	-
Real estate - residential	703	106	110	42	65
Consumer	370	228	70	98	77
Total charge-offs	3,343	525	485	1,171	262

Recoveries:
Commercial and agricultural	39	61	14	44	364
Real estate - commercial	10	10	16	8	11
Real estate - construction	55	-	-	-	-
Real estate - residential	9	-	18	3	1
Consumer	98	105	72	74	93
Total recoveries	211	176	120	129	469

Net charge-offs/(recoveries)	3,132	349	365	1,042	(207)

Additions resulting from FNB acquisition	-	1,458	-	-	-
Additions charged to operations(1)	5,080	745	500	750	-

Balance at December 31	$7,104	$5,156	$3,302	$3,167	$3,459

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	0.94%	0.13%	0.15%	0.42%	(0.09)%

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

During 2008 management added $5.08 million to the allowance, during 2007 management added $745,000 to the allowance, and during 2006 management added $500,000 to the allowance. The provision reflects net charge off experience, the growth of the commercial portfolio, and the continued decline in the Michigan economy and the local real estate market.

          The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)
	2008	2007	2006	2005	2004
Commercial (including agricultural, real estate and construction)	$5,327	$4,605	$3,051	$2,840	$3,135
Real estate - residential	1,614	396	126	180	136
Consumer	163	155	125	147	188
Unallocated	-	-	-	-	-
Total allowance	$7,104	$5,156	$3,302	$3,167	$3,459

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
	2008	2007	2006	2005	2004
Commercial and agricultural	22.2%	25.3%	25.2%	25.2%	23.2%
Real estate - commercial	39.1	38.4	38.4	33.7	35.6
Real estate - construction	3.1	3.5	4.0	3.9	3.0
Real estate - mortgage	31.1	28.1	26.2	29.7	30.4
Consumer	4.5	4.7	6.2	7.5	7.8
Total	100.0%	100.0%	100.0%	100.0%	100.0%

          Deposits

          The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2008		2007		2006
Noninterest-bearing demand	$55,557		$42,618		$42,146	-
Interest-bearing demand	159,576	1.30%	119,118	2.61%	104,108	2.16%
Savings	54,480	0.69%	31,874	0.59%	29,295	0.39%
Certificates of deposit	129,358	3.57%	103,819	4.30%	96,751	3.85%
Total	$398,971		$297,429		$272,300

          The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2008.

(Dollars in thousands)
Maturing in less than 3 months	$9,451
Maturing in 3 to 6 months	6,645
Maturing in 6 to 12 months	3,228
Maturing in more than 12 months	24,959
Total	$44,283

          Return on Equity and Assets

          The following schedule presents ratios for the years ended December 31:
	2008	2007	2006
Return on assets (net income divided by average total assets)	0.17%	1.18%	1.25%

Return on equity (net income divided by average equity)(1)	1.77%	12.72%	14.54%

Dividend payout ratio (dividends declared per share divided by net income per share)	227.33%	36.90%	34.44%

Equity to assets ratio (average equity divided by average total assets)(1)	9.59%	9.27%	8.56%

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average accumulated other comprehensive income.

Item 1A.	Risk Factors

Risks Related to Southern's Business

Difficult market conditions have adversely affected the financial services industry.

          The capital and credit markets have been experiencing unprecedented volatility and disruption for more than twelve months. In recent months, the volatility and disruption has reached unprecedented levels. Dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions. This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and lack of confidence in the financial markets has adversely affected Southern's business, results of operations and financial condition. Southern does not expect that the difficult conditions in the financial markets are likely to improve in the near future.  A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on Southern and others in the financial institutions industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that Southern will not experience an adverse effect, which may be material, on its ability to access capital and on its business, results of operations and financial condition.

If Southern's allowance for loan losses is not sufficient to cover actual loan losses, Southern's earnings could decrease.

          Southern's loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. Southern may experience significant loan losses, which could have a material adverse effect on its operating results. Southern's management makes various assumptions and judgments about the collectibility of Southern's loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Southern's loans. Southern maintains an allowance for loan losses to cover loan losses that may occur. In determining the size of the allowance, Southern relies on an analysis of its loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information. As Southern expands into new markets, its determination of the size of the allowance could be understated due to Southern's lack of familiarity with market-specific factors.

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

Southern could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

          Southern's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. Southern has exposure to many different industries and counterparties, and Southern routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Southern or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which Southern interacts on a daily basis, and therefore could adversely affect Southern.

          Many of these transactions expose Southern to credit risk in the event of default of a counterparty. In addition, Southern's credit risk may be exacerbated when the collateral held by Southern cannot be realized upon or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Southern. There is no assurance that any such losses would not materially and adversely affect Southern's business, results of operations or financial condition.

Southern is subject to lending risk, which could materially adversely affect the Southern's results of operations and financial condition.

          There are inherent risks associated with the Southern's lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where Southern operates. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on the Southern's results of operations and financial condition. Southern is subject to various laws and regulations that affect its lending activities. Failure to comply with applicable laws and regulations could subject

Southern to regulatory enforcement action that could result in the assessment of significant civil money penalties against Southern.

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

Southern is subject to interest rate risk, which may negatively affect Southern's earnings and the value of its assets.

          Southern's earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Southern's control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the interest Southern receives on loans and securities and the amount of interest it pays on deposits and borrowings. Such changes could also affect Southern's ability to originate loans and obtain deposits and the fair value of Southern's financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Southern's net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Southern's banks are subject to liquidity risk in their operations, which could adversely affect their ability to fund various obligations.

          Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to the banks' shareholder, operating expenses and capital expenditures.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Liquidity is essential to the banks' respective business. The banks must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on the banks' liquidity. The banks' access to funding sources in amounts adequate to finance their activities could be impaired by factors that affect the banks specifically or the financial services industry in general. Factors that could detrimentally impact the banks' access to liquidity sources include a decrease in the level of the banks' business activity due to a market down turn or regulatory action that limits or eliminates the banks' access to alternate funding sources. The banks' ability to borrow could also be impaired by factors that are nonspecific to the banks, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

Restrictions on Southern's banks' ability to pay dividends could subject Southern to liquidity risk.

          Southern's principal source of funds to pay cash dividends and to fund its corporate obligations is the earnings of and dividends paid by its subsidiary banks. Southern's corporate obligations include its obligation to pay interest and principal when and as due under its bank credit agreement, which is secured by a pledge of all of the stock of the banks, and its obligation to pay interest and principal when due under its junior subordinated debt securities. If the banks are unable to pay cash dividends to Southern in an amount sufficient to fund these obligations and Southern is unable to access liquidity from other sources, Southern may be unable to continue dividends and satisfy its other financial obligations.

The total impact on Southern of the Emergency Economic Stabilization Act of 2008 and its implementing regulations cannot be predicted at this time.

          The programs established or to be established under the Emergency Economic Stabilization Act of 2008 ("EESA") and the Troubled Assets Relief Program ("TARP") could have adverse effects upon Southern. Southern may face increased regulation in its industry. Compliance with such regulation may increase Southern's costs and limit Southern's ability to pursue business opportunities. Also, participation in specific programs may subject Southern to additional restrictions. The overall effects of participating in such programs and the extent of Southern's participation in such programs cannot reliably be determined at this time.

Loss of Southern's Chief Executive Officer or other executive officers could adversely affect its business.

          Southern's success is dependent upon the continued service and skills of its executive officers and senior management. If Southern loses the services of these key personnel, it could have a negative impact on Southern's business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel. The services of John H. Castle, Southern's Chairman and Chief Executive Officer, Kurt G. Miller, Southern's President, and Danice L. Chartrand, Southern's Chief Financial Officer, would be particularly difficult to replace.

Southern's continued growth may require it to raise additional capital in the future, but that capital might not be available on acceptable terms when it is needed.

          Southern is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Southern expects that it may need to raise additional capital to maintain its regulatory capital at desired levels or support its continued growth. Southern's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside Southern's control, and on its financial performance. Southern cannot assure you of its ability to raise additional capital on terms acceptable to Southern. If Southern cannot raise additional capital when needed, its ability to maintain assets at current levels or further expand its operations through organic growth and acquisitions could be materially impaired.

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

Southern may see substantially higher deposit insurance premiums in the future which may negatively impact future earnings.

          Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline.  In addition, the limit on FDIC coverage was temporarily increased to $250,000 through December 31, 2009. These developments will cause the premiums assessed to Southern by the FDIC to increase.

          Southern is a participant in the FDIC Temporary Liquidity Guarantee Program. Participating in this program will likely require the payment of additional insurance premiums to the FDIC.

          In February of 2009, the FDIC announced a one-time special fee on banks of 20 cents per $100 in domestic deposits to replenish the DIF. The special fee is payable on September 30, 2009. In March 2009, the FDIC announced that it would consider reducing the special fee to approximately 10 cents per $100 in domestic deposits if Congress authorizes the FDIC to borrow more money from the Department of the Treasury. If the special fee remains at 20 cents per $100 in domestic deposits, the banks will have to pay the FDIC an aggregate special fee of approximately $788,000.

          Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule based on future financial institution failures and updated failure and loss projections. Potentially higher FDIC assessment rates than those currently projected could have an adverse impact on the Southern's results of operations.

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

          Southern is subject to the Securities Exchange Act of 1934, the Sarbanes-Oxley Act of 2002, and other laws, rules and regulations applicable to registered companies that were not applicable to Southern before the merger with FNB Financial. Southern will incur substantial additional expenses to comply with these laws and regulations that may adversely affect its earnings when compared to prior periods. Complying with these laws and regulations will require substantial time and attention of Southern's board of directors and management, reducing the time and attention they will have available for managing the operations of Southern. Companies that are subject to these laws and regulations are also believed to be subject to a greater risk of litigation and liability than companies that are not.

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

          Southern Michigan Bank previously served as indenture trustee and also was the depository bank in connection with certain bond offerings underwritten by Alanar, Inc. Southern Michigan Bank also was party to an agreement with Guardian Services, LLC, an affiliate of Alanar, Inc., to provide fiduciary oversight services related to the custodianship of certain individual retirement accounts that invested in bonds underwritten by Alanar, Inc. On July 26, 2005, the SEC obtained a court order freezing all assets under the control of Alanar, Inc., Guardian Services, LLC, and their affiliates, including all accounts at Southern Michigan Bank. Alanar, Inc., Guardian Services, LLC, and their affiliates have been under court-appointed monitorship since July 26, 2005 and in receivership since December 20, 2005. The SEC and the receiver alleged that Alanar, Inc., Guardian Services, LLC, and their affiliates engaged in fraud and other improper conduct to hide bond defaults in connection with over 340 bond offerings. Southern Michigan Bank has not served as indenture trustee since November 2006, when the court approved the removal of Southern Michigan Bank as trustee so that the receiver could assume this role to promote efficiency in the administration of the receivership. No claims with respect to this matter have been filed against Southern or Southern Michigan Bank by any person or entity. There can be no assurance, however, that Southern or Southern Michigan Bank will not be subject to future claims arising out of their relationship with Alanar, Inc. and Guardian Services, LLC. Protracted litigation or an adverse decision or settlement of any such action or proceeding could have a material adverse effect on the financial position, business, prospects, and results of operation of Southern or Southern Michigan Bank. For more information, see Part I, Item 3 of this report.

If Southern is required to write down goodwill and other intangible assets, its financial condition and results of operations would be negatively affected.

          A substantial portion of the value of the merger consideration paid in connection with the merger of FNB Financial Corporation was allocated to goodwill and other intangible assets on Southern's consolidated balance sheets. The amount of the purchase price that was allocated to goodwill and other intangible assets was determined by the excess of the purchase price over the fair value of the net identifiable assets acquired. Southern is required to conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

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

Changes in accounting standards could impact Southern's reported earnings.

          Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Southern, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Southern's financial condition and results of operations may be adversely affected by a change in accounting standards.

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

          Southern's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of Southern's subsidiary banks to pay dividends to Southern is limited by their obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to banks. If Southern or its subsidiary banks do not satisfy these regulatory requirements, Southern would be unable to continue to pay dividends on its common stock. Additional information on restrictions on payment of dividends by the banks may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q of our consolidated financial statements, which information is here incorporated by reference.

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

          In the future, Southern may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of Southern's assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of Southern's liquidation, its lenders and holders of its debt securities would receive a distribution of Southern's available assets before distributions to the holders of Southern common stock. Because Southern's decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond Southern's control, Southern cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Further, market conditions could require Southern to accept less favorable terms for the issuance of its securities in the future. Thus, shareholders will bear the risk of Southern's future offerings reducing the value of their shares of Southern common stock and diluting their interest in Southern.

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

FNB Financial's branch office:
   1200 North Main Street, Three Rivers, Michigan
   Office is owned by FNB Financial and comprises approximately 3,321 square feet

FNB Financial's branch office:
   225 U.S. 131, Three Rivers, Michigan
   Office is owned by FNB Financial and comprises approximately 900 square feet

FNB Financial's branch office:
   901 East State Street, Cassopolis, Michigan
   Office is leased by FNB Financial and comprises approximately 220 square feet

FNB Financial's branch office:
   235 East Main Street, Centreville, Michigan
   Office is owned by FNB Financial and comprises approximately 1,945 square feet

FNB Financial's branch office:
   345 North Washington Street, Constantine, Michigan
   Office is owned by FNB Financial and comprises approximately 2,400 square feet

FNB Financial's branch office:
   136 North Nottawa Road, Mendon, Michigan
   Office is owned by FNB Financial and comprises approximately 2,700 square feet
Item 3.	Legal Proceedings

          As of March 13, 2009, there are no significant pending legal proceedings to which we are a party or to which any of our properties are subject, except for legal proceedings arising in the ordinary course of business. In the opinion of management, resolution of pending legal proceedings will not have a material effect on the consolidated financial condition of Southern.

Alanar, Inc.

          From approximately December 2001 through November 2006, Southern Michigan Bank served as the indenture trustee on 49 bond offerings that were underwritten by Alanar, Inc. ("Alanar"), an Indiana broker-dealer firm specializing in bond offerings by churches. Southern Michigan Bank also served as the depository bank in connection with these 49 offerings, as well as an additional 35 bond offerings underwritten by Alanar for which Southern Michigan Bank was not the indenture trustee. Southern Michigan Bank also was party to an agreement dated December 27, 2000 with Guardian Services, LLC ("Guardian"), an affiliate of Alanar, pursuant to which

Southern Michigan Bank agreed to provide fiduciary oversight services to Guardian and Guardian agreed to provide accounting, reporting and custodial services for individual retirement accounts.

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

          In June 2006, the receiver filed a motion to have Southern Michigan Bank removed as indenture trustee for the purpose of avoiding inefficiencies and duplication of effort by both the receiver and Southern Michigan Bank. On November 17, 2006, pursuant to the receiver's unopposed motion, the court approved the removal of Southern Michigan Bank as indenture trustee for all bond offerings based upon the court's finding that "in light of the terms of the Receivership Order, as amended, Southern Michigan Bank is incapable of acting as trustee."

          On August 28, 2007, the court approved a plan for future distribution of the receivership assets. The court also issued certain findings of fact and conclusions of law, including finding that the offering documents prepared by Alanar to sell the bonds contained misrepresentations and omissions of material facts necessary for investors to make informed investment decisions. The court also found that there was inappropriate manipulation and commingling of funds, and that the failure to disclose this manipulation and commingling had all the essential elements of a Ponzi scheme. The receiver continues to administer the receivership assets pursuant to court approved plans for the receivership.

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

          We did not submit any matters to a vote of the security holders of Southern during the fiscal quarter ended December 31, 2008.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Southern common stock is quoted on the OTC Bulletin Board under the symbol "SOMC.OB." Trading activity in our common stock is relatively infrequent. Our trading volume and recent share price information can be viewed under the symbol 'SOMC.OB' on certain financial websites.

          The range of high and low bid prices for shares of Southern common stock for each quarterly period during the past two years is as follows:

Date	High	Low

2008
1st Quarter	$22.00	$17.00
2nd Quarter	19.60	16.50
3rd Quarter	16.55	12.05
4th Quarter	14.00	7.05

2007
1st Quarter	24.75	24.06
2nd Quarter	24.20	23.00
3rd Quarter	24.50	22.50
4th Quarter	24.45	21.00

          The prices listed above are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

          As of March 13, 2009, there were 2,323,970 shares of Southern common stock issued and outstanding. As of March 13, 2009, there were 428 holders of record of shares of Southern common stock.

          The following table summarizes cash dividends declared per share of Southern common stock during 2008 and 2007:
Quarter	2008	2007

1st Quarter	$0.20	$0.20
2nd Quarter	0.20	0.20
3rd Quarter	0.20	0.20
4th Quarter	0.20	0.20

          Southern's principal source of funds to pay cash dividends is the earnings of and dividends paid by our subsidiary banks. The banks are restricted in their ability to pay cash dividends under current laws and regulations For additional information on restrictions on dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note Q to the Southern consolidated financial statements, which information is here incorporated by reference. Limitations on the ability of our subsidiary banks to pay cash dividends to Southern could limit Southern's ability to pay dividends in the future. On March 19, 2009, Southern announced that its board of directors declared a quarterly dividend of $0.05 per share payable April 17, 2009 to shareholders of record on April 3, 2009. This reflects a decrease from $0.20 per share paid in the fourth quarter of 2008. This action will enable Southern to retain an additional $1.4 million in common equity per year.

          Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2008 is included in Item 12 of this report and is here incorporated by reference.
Item 6.	Selected Financial Data

          The following table shows summarized historical consolidated financial data for Southern. The table is unaudited. The information in the table is derived from Southern's audited financial statements for 2004 through 2008. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended December 31,
Southern Michigan Bancorp, Inc.	2008	2007(1)	2006	2005	2004
	(unaudited) (in thousands, except per share amounts)
Income Statement Data:
Net interest income	$17,740	$14,906	$14,495	$13,437	$12,264
Provision for loan losses	5,080	745	500	750	-
Net income	813	4,133	4,009	3,802	3,604
Balance Sheet Data (period end):
Assets	474,996	480,178	329,891	317,952	313,458
Deposits	394,043	399,169	282,509	268,078	251,868
Other borrowings	12,492	14,753	6,973	12,164	21,903
Subordinated debentures	5,155	5,155	5,155	5,155	5,155
Shareholders' equity	44,416	44,219	28,482	26,110	27,465

Common Share Summary:
Diluted earnings per share	0.36	2.28	2.26	2.12	1.86
Dividends per share	0.80	0.80	0.78	0.67	0.63
Book value per share	20.09	19.96	16.95	15.45	15.02
Weighted average diluted shares
outstanding	2,281,044	1,813,306	1,770,835	1,791,721	1,929,487

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

          The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Southern Michigan Bancorp, Inc. ("Southern"), and its wholly-owned subsidiaries, Southern Michigan Bank & Trust ("SMB&T") and FNB Financial ("FNB"). This discussion should be read in conjunction with the consolidated financial statements and related footnotes.

Acquisition of FNB Financial Corporation

          On December 1, 2007, Southern acquired FNB Financial Corporation. The 2008 results of operations include twelve months of combined financial results while the 2007 results of operations include one month of combined financial results after the close of the acquisition. The 2008 and 2007 year end balance sheets include all of the assets acquired and liabilities assumed from FNB Financial Corporation. Therefore, a comparison of 2008 to 2007 results of operations and 2007 to 2006 financial condition and results of operations is materially affected as a result of the acquisition. For more detailed information concerning the acquisition, see Note C to the consolidated financial statements.

Recent Market Developments

          The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past year. Dramatic declines in the housing market during the past year, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail.

          Reflecting concern about the stability of the financial markets, many national and regional lenders have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result. In recent months, volatility and disruption in the capital and credit markets have reached unprecedented levels. In some cases, the markets have produced downward pressure on stock prices and credit capacity for certain issuers without regard to those issuers' underlying financial strength.

Results of Operations

          Southern's net income for 2008 was $813,000 compared to $4,133,000 in 2007, a decrease of $3,320,000, or 80.3%. Provision for loan losses in the amount of $5,080,000 was expensed in 2008; up from $745,000 in 2007. Non-interest income of Southern, including gain on loan sales, increased 50.4% to $6,417,000 in 2008. Non-interest expense of $19,024,000 in 2008 was 47.9% higher than the 2007 costs.
	Percent Change from Prior Year			Percent Change from Prior Year
	2008	2007		2008	2007
Net interest income	19.01%	2.84%	Assets	-1.08%	45.56%
Provision for loan losses	581.88%	49.00%	Gross loans	-0.20%	32.89%
Non-interest income	50.35%	3.97%	Allowance for loan losses	37.78%	56.15%
Non-interest expense	47.93%	2.06%	Deposits	-1.28%	41.29%
Net income	-80.33%	3.09%	Other borrowings	-15.33%	111.57%
			Shareholders' equity	0.45%	55.25%

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on equity and return on assets. Southern's return on average equity was 1.77% in 2008, 12.72% in 2007 and 14.54% in 2006. The return on average assets was 0.17% in 2008, 1.18% in 2007 and 1.25% in 2006.

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

          For 2008, Southern's net interest margin (FTE) was 4.36% compared to 4.83% for 2007 and 5.05% for 2006. Beginning with a 50 basis point drop in September 2007, the Federal Reserve began a campaign of decreasing overnight borrowing rates to stimulate the economy. Through December 2008, the Federal Reserve had decreased the overnight borrowing rate 5%, to its lowest level of all time, a range of 0% to .25%. Southern's interest rate spread and margin both decreased as yields on earning assets decreased 1.24%, from 7.55% to 6.31% while deposit yields were down 1.02%, from 3.22% to 2.20%.

          Despite the lower net interest margin in 2008 and 2007, net interest income increased during both years by $3,055,000 and $508,000, respectively. The increase in both years primarily resulted from the acquisition of FNB.

          The 2008 increase was a result of $2,606,000 improvement in interest income and $449,000 reduction of interest expense. The increase in interest income was the result of $104.1 million of additional average earning assets which was enough to overcome the large rate decrease. Despite adding $103.6 million of average interest bearing deposits, interest expense decreased $449,000 in 2008 as Southern closely monitored deposit rates.

          The 2007 increase was a result of a $2,187,000 improvement in interest income partially offset by an increase in interest expense of $1,679,000. The increase in interest income was primarily a result of $23.7 million of additional earning assets. Approximately $10.5 million of the increase in average earning assets was a result of the acquisition of FNB. The average rate realized on earning assets in 2007 was 7.55%, an increase of 13 basis points from the 2006 results of 7.42%. This increase in average rate also contributed to the increase in interest income. The increase in interest expense partially offset the 2007 interest income.

          The following table presents a summary of net interest income (FTE) for 2008, 2007 and 2006.

Table 1.  Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands)
	2008			2007			2006
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$334,873	$22,665	6.87%	$259,811	$20,824	8.02%	$248,088	$19,494	7.86%
Taxable investment securities(4)	44,341	2,100	4.74	31,586	1,648	5.22	22,909	1,018	4.44
Tax-exempt investment securities(1)	24,272	1,429	4.45	16,189	982	6.07	14,533	841	5.79
Federal funds sold	17,624	358	2.03	9,419	492	5.22	7,746	406	5.24
Total interest earning assets	421,110	26,552	6.31	317,005	23,946	7.55	293,276	21,759	7.42

Non-interest earning assets:
Cash and due from banks	13,795			8,940			9,056
Other assets	49,797			28,156			22,737
Less allowance for loan losses	(5,339)			(3,474)			(3,175)

Total assets	$479,363			$350,627			$321,894

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$159,576	$2,072	1.30%	$119,118	$3,106	2.61%	$104,108	$2,249	2.16%
Savings deposits	54,480	375.69		31,874	188.59		29,295	113	0.39
Time deposits	129,358	4,546	3.51	103,819	4,464	4.30	96,751	3,721	3.85
Securities sold under agreements to repurchase and overnight borrowings	10,423	156	1.50	3,235	114	3.52	39	2	5.13
Other borrowings	13,138	721	5.49	5,340	362	6.78	10,519	475	4.52
Subordinated debentures	5,155	319	6.19	5,155	404	7.84	5,155	399	7.74
Total interest bearing liabilities	372,130	8,189	2.20	268,541	8,638	3.22	245,867	6,959	2.83

Non-interest bearing liabilities:
Demand deposits	55,557			42,618			42,146
Other	4,343			4,887			4,285
Common stock subject to repurchase obligation	1,379			2,089			2,030
Shareholders' equity	45,954			32,492			27,566
Total liabilities and shareholders' equity	$479,363			$350,627			$321,894
Net interest income		$18,363			$15,308			$14,800
Interest rate spread			4.11%			4.33%			4.59%
Net yield on interest earning assets			4.36%			4.83%			5.05%

(1)

Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $486,000 and $137,000, respectively for 2008; $334,000 and $68,000, respectively for 2007; and $286,000 and $19,000, respectively for 2006.

(2)	Average balance includes average nonaccrual loan balances of $7,946,000 in 2008; $3,373,000 in 2007; and $2,951,000 in 2006.
(3)	Interest income includes loan fees of $602,000 in 2008; $353,000 in 2007; and $400,000 in 2006.
(4)

Average balance includes average unrealized gain (loss) of $684,000 in 2008; $14,000 in 2007; and ($199,000) in 2006 on available for sale securities. The yield was calculated without regard to this average unrealized gain (loss).

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

Table 2. Changes in Tax Equivalent Net Interest Income

(Dollars in Thousands)
	2008 Compared to 2007 Increase (Decrease) Due To			2007 Compared to 2006 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(3,567)	$5,408	$1,841	$396	$934	$1,330
Taxable investment securities	(164)	616	452	198	432	630
Tax-exempt investment securities	(30)	477	447	42	99	141
Federal funds sold	(409)	275	(134)	(1)	87	86

Total interest earning assets	$(4,170)	$6,776	$2,606	$635	$1,552	$2,187

Interest expense on:

Demand deposits	$(1,875)	$841	$(1,034)	$505	$352	$857
Savings deposits	36	151	187	64	11	75
Time deposits	(901)	983	82	459	284	743
Securities sold under agreements to repurchase and overnight borrowings	(96)	138	42	(1)	113	112
Other borrowings	(81)	440	359	179	(292)	(113)
Subordinated debentures	(85)	-	(85)	5	-	5

Total interest bearing liabilities	$(3,002)	$2,553	$(449)	$1,211	$468	$1,679

Net interest income	$(1,168)	$4,223	$3,055	$(576)	$1,084	$508

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level deemed appropriate by management. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly, if necessary, to reflect changes in the factors above as well as actual charge-off experience and any known losses. For further information, see "Allowance for Loan Losses".

          The provision for loan losses was $5,080,000 in 2008, compared to $745,000 in 2007 and $500,000 in 2006. During 2008 the provision was increased to account for higher specific reserves as well as increased charge-offs. In July 2008 a change in management at FNB occurred. New management rehired a special assets manager and began re-analyzing potential problem credits in the portfolio. As of December 31, 2008, specific reserves totaling $2,028,000 were identified resulting in a fourth quarter provision for loan losses of $2,350,000.

          Prior to the current economic difficulties faced in Michigan as well as around the country, including the depressed real estate market, losses on residential real estate seldom occurred. During 2008 real estate mortgage net charge-offs increased 554.7%, or $588,000, compared to 2007. In addition, $800,000 of additional specific reserves were placed on residential real estate loans during 2008.

          During the fourth quarter of 2008 a large commercial credit was charged-off. Provision expense of $1,351,000 was recorded relating to this credit.

          In 2007, the provision for loan losses reflects net charge-off experience, the growth of the commercial portfolio as well as the continued decline in the Michigan economy and the local real estate market. Net charge-offs were $349,000 for 2007. Commercial loans increased $52 million in 2007 with approximately $43 million coming from the FNB acquisition.

          Non-Interest Income

          Non-interest income increased $2,149,000 or 50.4% in 2008, $163,000 or 4.0% in 2007, and decreased 2.9% in 2006. Both the 2008 and 2007 increases are due to the acquisition of FNB, which provided $2,255,000 of income in 2008 and $174,000 of income in 2007.

          In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans on the secondary market. Southern recognizes a profit at the time of the sale. Southern originated real estate mortgage loans of $17,455,000 in 2008 compared to $17,015,000 in 2007 and $26,343,000 during 2006. Net gains on loan sales decreased $54,000 in 2008, $237,000 in 2007 and $169,000 in 2006 as residential mortgage refinancing activity declined as rates moved up from 2004 historic lows.

          In 2008, Southern recorded a $390,000 gain from life insurance proceeds.

          In 2007, offsetting the decrease in net gains on loan sales was an 11.5% or $82,000 increase in trust fees and $152,000 or 8.3% increase in deposit account service charges. The average balance of loans serviced for others increased over $16 million in 2007 increasing the associated fees by $39,000. Southern also recorded a $128,000 gain on the sale of other real estate owned (OREO) during 2007.

          Net security gains of $15,000, $13,000 and $1,000 were recognized in 2008, 2007 and 2006, respectively.

          Non-Interest Expense

          Non-interest expenses increased $6,164,000 or 47.9% in 2008, $260,000 or 2.1% in 2007 and 6.8% in 2006.

          Salaries and employee benefits expense increased $2,930,000 or 38.3% comparing 2008 to 2007. The increase is mainly attributable to a larger workforce following the FNB acquisition. During 2007, salaries and employee benefits increased 8.7% or $611,000. The FNB acquisition added 60 full time equivalent employees in December 2007, which added $247,000 of salaries and benefits expense. Reductions in pension expense due to the partial freeze of the plan in 2006 were offset by increases to the 401(k) plan as Southern enhanced the employer match and added a safe harbor 3% contribution provision. Health insurance costs increased 12.4% or $71,000 in 2007 compared to 2006.

          Occupancy expense and equipment expense in 2008 increased $429,000 and $395,000 over 2007 respectively. The increases are primarily due to the increase in number of locations following the acquisition of FNB.

          Printing, postage & supplies in 2008 increased $281,000 over 2007, also the result of the FNB acquisition.

          Professional and outside services in 2008 increased $828,000 over 2007, with $618,000 of the increase relating to FNB activity. The remaining increase primarily reflects increases in auditing and legal fees relating to being a public entity.

          Amortization of intangibles increased $343,000 in 2008 compared to 2007 as the core deposit intangible asset from the FNB acquisition is amortized.

          Other non-interest expense increased in 2008. In addition to added costs for operating a full year of FNB, increases occurred in FDIC insurance premiums, costs to carry mortgage property as well as losses on the disposal of the property and telecommunication expenses.

          Income Taxes

          Income taxes were a credit of $760,000 in 2008, and an expense of $1,436,000 in 2007 and $1,491,000 in 2006. Because of the significant decline in 2008 income before income taxes, a federal income tax credit resulted for 2008 after consideration of tax-exempt interest income, non-taxable life insurance income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on Southern's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $363,000 in 2008, $234,000 in 2007, and $180,000 in 2006.

Financial Condition

          Total assets at December 31, 2008 totaled $474,996,000, a decrease of $5,182,000 or 1.1% from December 31, 2007.

          Cash and Cash Equivalents

          Cash and cash equivalents increased $13,519,000 or 93.4% over the 2007 balances. At December 31, 2008, Southern had balances of $16,165,000 with the Federal Reserve, an increase of $15,064,000. During 2008, the Federal Reserve began paying banks interest on balances maintained at the Federal Reserve. At December 31, 2008, the interest rate paid by the Federal Reserve exceeded the overnight federal funds rate paid by Southern's primary correspondent bank.

          Securities Available for Sale

          The securities available for sale portfolio decreased by $11,797,000, or 15.2%, from December 31, 2007 to December 31, 2008. Approximately $76 million of securities matured or were called in 2008 as compared to $31 million in 2007. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the Asset Liability Management Committee (ALCO). Southern has elected not to replace some maturing investments to meet anticipated liquidity needs.

          The securities available for sale portfolio increased by 117.7%, or $41,913,000, from December 31, 2006 to December 31, 2007. Securities totaling $40 million were acquired in December 2007 from the acquisition of FNB.

          The securities available for sale portfolio had net unrealized gains of $997,000 at December 31, 2008 and $271,000 December 31, 2007. Unrealized gains and losses within the investment portfolio are temporary since they are a result of market changes, rather than a reflection of credit quality.

          Loans

          Substantially all loans are granted to customers located in Southern's service area, which is primarily Southern Michigan. Gross loans decreased by $668,000 or 0.2% in 2008, and increased $83.2 million or 32.9% in 2007.

          The 2007 increase reflects $78.3 million of loans acquired from the acquisition of FNB. Excluding the loans acquired in the acquisition of FNB, total loans increased $4.9 million in 2007, entirely in the commercial and commercial real estate categories with declines in the real estate mortgage, consumer and construction categories.

          Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $69,271,000 and $64,041,000 at December 31, 2008 and 2007 respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern's risk in a changing interest rate environment.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:
	December 31
	2008	2007	2006
Nonaccrual loans:	(Dollars in thousands)
Commercial, financial and agricultural	$5,512	$3,032	$3,062
Real estate mortgage	3,178	1,342	449
Installment	25	31	7
	8,715	4,405	3,518
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	353	411	-
Real estate mortgage	75	-	-
Installment	9	18	6
	437	429	6

Total nonperforming loans	9,152	4,834	3,524
Other real estate owned	1,119	866	693

Total nonperforming assets	$10,271	$5,700	$4,217
Nonperforming loans to year-end loans	2.73%	1.44%	1.39%
Nonperforming assets to total assets	2.16%	1.19%	1.28%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At December 31, 2008, 2007 and 2006, Southern had loans of $15,257,000, $9,144,000 and $7,281,000, respectively, which were considered impaired.

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

          Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. These allowances are calculated in accordance with SFAS No. 114. As of December 31, 2008 specific reserves totaled $3,308,000 compared to $1,137,000 at December 31, 2007, an increase of 190.9%. The real estate mortgage portfolio which has been impacted by the difficult Michigan economy and the depressed real estate market accounts for $800,000 of the increase. The remaining specific reserve increase is from the commercial loan portfolio.

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

          The allowance for loan losses was $7,104,000 or 2.12% of loans at December 31, 2008 compared to $5,156,000 or 1.53% of loans at December 31, 2007.

          The December 31, 2008 allowance consists of $4,800,000 in the historical loss experience component and specifically allocated reserves, leaving $2,304,000 from the other factors. This compares to $2,354,000 from the historical loss experience component and specifically allocated reserves and $2,802,000 from other factors at December 31, 2007. The FNB transaction added $1,462,000 to the December 31, 2007 allowance.

          At December 31, 2008, management was not aware of any problem loan that would have a material effect on loan delinquency or loan charge-offs. Loans are subject to continual review and are given management's attention whenever a problem situation appears to be developing. While Southern is hopeful the new President and his cabinet will be able to stabilize financial and capital markets allowing some normalcy to return to the economy leading to higher employment, Southern expects further deterioration in the loan portfolio for 2009.

          The allowance is maintained at a level, which in management's opinion, is adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern's control.

          Deposits

          Deposits have traditionally represented Southern's principal source of funds. Total deposits decreased 1.3% or $5,126,000 in 2008 and increased 41.3% or $116,660,000 in 2007. Approximately $118 million of deposits were acquired in the acquisition of FNB in December 2007. Of the deposits acquired, checking and savings accounts totaled $71 million and time deposits totaled $47 million. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

          Other Borrowings

          Southern borrowed $8,000,000 in December 2007 which was used to partially fund the FNB acquisition. The borrowings consisted of a $7,000,000 variable rate term loan and $1,000,000 under a $3,000,000 variable rate revolving line of credit, both with a correspondent bank. At December 31, 2008, $6,416,000 was outstanding on the term loan and $0 was outstanding on the line of credit.

          As another alternate funding source, Southern obtains bullet advances from the Federal Home Loan Bank (FHLB). The advances are secured by a blanket collateral agreement with the FHLB giving the FHLB an unperfected security interest in Southern's one-to-four family mortgage and SBA loans. FHLB advances may be a less expensive way to obtain longer term funds than paying a premium for long term deposits. Southern acquired $3 million in FHLB advances in the FNB acquisition. At December 31, 2008, Southern had $5,447,000 in FHLB advances with interest rates between 3.29% - 4.57%, averaging 3.97%.

          At December 31, 2007, Southern had $5,536,000 in FHLB advances with interest rates between 3.29% - 4.57%.

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

          The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2008 was 7.57%.

Capital Resources

          Southern obtains funds for operating expenses and dividends to shareholders through dividends from its subsidiary banks. In general, the subsidiary banks pay only those amounts required to meet holding company cash requirements, while maintaining appropriate capital at the banks. Capital is maintained at the subsidiary banks to support their current operations and projected future growth. See additional discussion under the section titled "Liquidity".

          Shareholders' equity was relatively flat at $44,416,000 at December 31, 2008 compared to $44,219,000 at December 31, 2007. Shareholders' equity increased 55.3% or $15,737,000 from $28,482,000 at December 31, 2006 to $44,219,000 at December 31, 2007. A total of $12.7 million of common stock was issued to FNB shareholders in December 2007 as part of the acquisition of FNB. Other growth in 2007 equity resulted primarily from current year's earnings offset by cash dividends declared.

          The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to Southern. These guidelines require that banks and bank holding companies maintain capital commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank and a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10 percent of mortgage servicing rights assets.

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

          Regulatory agencies have determined that the capital component created by the adoption of FASB Statement 115 should not be included in Tier 1 capital. As such, the net unrealized gain or loss on available for sale securities is not included in the ratios listed in Note V to the consolidated financial statements. The ratios include the common stock subject to repurchase obligation in Southern's employee stock ownership plan (ESOP). As discussed in Note V, Southern and its subsidiary banks all exceed the well capitalized requirements at December 31, 2008.

Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Southern maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity. Liquidity is monitored and closely managed by the Asset/Liability Management Committee (ALCO), whose members are comprised of senior management.

          Southern maintains correspondent accounts with regional and national banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. During 2008 and 2007, federal funds were sold with an average balance of $17,624,000 and $9,419,000, respectively. As disclosed in Note J to Southern's consolidated financial statements, Southern had available credit arrangements at December 31, 2008 enabling it to purchase up to $19,000,000 in federal funds should the need arise, down from $32,000,000 at December 31, 2007. In January 2009 Southern's primary correspondent bank sent notice that the $10 million federal funds borrowing line was being curtailed As the regional and national banks leave the federal funds market, Southern has re-evaluated its liquidity sources, including Federal Home Loan bank borrowings and the Federal Reserve Discount Window.

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T and FNB, which are restricted under current banking regulations. Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the subsidiary banks can pay to the Company. At December 31, 2008, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was approximately $582,000. FNB has no retained earnings available at December 31, 2008 to pay cash dividends to Southern.

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

Commitments and Off-Balance Sheet Risk

          Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers' trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2008, Southern had commitments of $69,271,000 for lines of credit, $2,035,000 in standby letters of credit and $21,000 in commitments under commercial letters of credit outstanding.

          These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Southern's normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management's credit assessment of the customer. These financial instruments are recorded when they are funded.

Interest Rate Sensitivity

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

          A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-3% up and down ramped changes to interest rates. With the current Federal Reserve target rate at 0% - .25%, no further decrease in rates was modeled at December 31, 2008. Assumptions in the simulation are based on management's best estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. The income simulation indicated if rates increased one percent, net interest income would increase $337,000, or 1.9%, if rates increased two percent, net interest income would increase $862,000, or 4.9% and if rates increased three perecent, net interest income would increase $1,292,000, or 7.3%.

          The market value of equity analysis estimates the change in the market value of equity using interest rate change scenarios from +3% to -3% in 1% increments. As with the income simulation analysis, no further rate reductions were assumed as of December 31, 2008. The following table illustrates the percent change in equity based on changes in market interest rates:
change in market value of equity
3% increase in market rates	6.09%
2% increase in market rates	4.46%
1% increase in market rates	2.58%

No change	0.00%

1% decrease in market rates	NA%
2% decrease in market rates	NA%
3% decrease in market rates	NA%

          The results of both simulations at December 31, 2008 are within the guidelines set and approved by Southern's Board of Directors.

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

          Allowance for Loan Losses: The allowance for loan losses is maintained at a level management believes is adequate to absorb probable incurred credit losses inherent in Southern's loan portfolio. Accounting for loan classifications, accrual status and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies also issued by the Federal Financial Institutions Examination Council. Using this guidance, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Many of the factors listed are inherently subjective, and require the use of significant management estimates.

          Fair Value Measurements: We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available for sale securities are financial instruments recorded at fair value on a recurring basis. Additionally, we may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. SFAS 157, Fair Value Measurements, establishes a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market driven or market based information obtained from independent sources, while unobservable inputs reflect management estimates about market data.

          The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management's judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, management uses valuation techniques that require more judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note A under the heading "Fair Values of Financial Instruments" and in Note U, "Fair Value Measurements", of notes to consolidated financial statements.

          Mortgage Servicing Rights: Mortgage servicing rights represent the allocated value of servicing loans that are sold with servicing retained by Southern. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Management's accounting treatment of loan servicing rights is estimated utilizing a discounted cash flow model to determine the value of its servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from serving each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value for the right to service those loans.

          Acquisition Intangibles: Generally accepted accounting principles require a determination of the fair value of all of the assets and liabilities of an acquired entity, and recording of their fair value on the date of acquisition. A variety of means are employed in determination of fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill. Goodwill is subject to an impairment analysis, performed at least annually.

MANAGEMENT'S RESPONSIBILITY FOR FINANCIAL REPORTING

Management of Southern Michigan Bancorp, Inc. has prepared and is responsible for the accompanying consolidated financial statements and for their integrity and objectivity. In the opinion of management, the financial statements, which necessarily include amounts based on management's estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America, on a consistent basis. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

The 2008 consolidated financial statements have been audited by the independent accounting firm of Clifton Gunderson LLP which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. Clifton Gunderson LLP's auditor's report is presented on the following page.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Southern's internal control system is designed to provide reasonable assurance to Southern's management and Board of Directors regarding the reliability of financial reporting and the presentation of published financial statements. The system of internal control includes policies and procedures pertaining to Southern's ability to record, process, and report reliable information. Actions are taken to correct any deficiencies as they are identified through internal and external audits, regular examinations by bank regulatory agencies, Southern's formal risk management process, and other means.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

Southern's management assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework". Based on our assessment, management believes that as of December 31, 2008, Southern's internal control over financial reporting is effective based on those criteria.

This annual report does not include an attestation report of Southern's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Southern's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Southern to provide only management's report in this annual report.

John H. Castle Chairman and Chief Executive Officer	Danice L. Chartrand Chief Financial Officer

February 16, 2009
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Not required.

Item 8.	Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2008.  These consolidated financial statements are the responsibility of the Corporation's management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2008 in conformity with accounting principles generally accepted in the United States of America.

Toledo, Ohio
March 10, 2009

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2008	2007
ASSETS
Cash	$4,455	$4,027
Due from banks	23,534	10,443
Cash and cash equivalents	27,989	14,470
Federal funds sold	3,320	6,449
Securities available for sale	65,718	77,515
Loans held for sale, net of valuation allowance of $0 in 2008 and 2007	121	624
Loans, net of allowance for loan losses of $7,104 - 2008 ($5,156 - 2007)	328,206	330,822
Premises and equipment, net	13,286	13,335
Accrued interest receivable	2,614	3,387
Net cash surrender value of life insurance	9,523	10,015
Goodwill	13,422	13,422
Other intangible assets, net	2,717	3,091
Other assets	8,080	7,048
Total Assets	$474,996	$480,178

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$57,216	$57,027
Interest bearing	336,827	342,142
Total deposits	394,043	399,169
Securities sold under agreements to repurchase and overnight borrowings	13,890	9,776
Accrued expenses and other liabilities	4,272	5,077
Other borrowings	12,492	14,753
Subordinated debentures	5,155	5,155
Total Liabilities	429,852	433,930

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 100,392 shares outstanding in 2008 (92,203 shares in 2007)	728	2,029

Shareholders' equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,311,740 shares in 2008 (2,307,924, shares in 2007)
Outstanding (other than ESOP shares) - 2,211,348 shares
in 2008 (2,215,721 shares in 2007)	5,528	5,539
Additional paid-in capital	18,588	17,087
Retained earnings	20,593	21,629
Accumulated other comprehensive income, net	413	122
Unearned Employee Stock Ownership Plan shares	(591)	(103)
Unearned restricted stock compensation	(115)	(55)
Total Shareholders' Equity	44,416	44,219
Total Liabilities and Shareholders' Equity	$474,996	$480,178

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2008	2007	2006
Interest income:
Loans, including fees	$22,528	$20,756	$19,475
Securities:
Taxable	2,100	1,648	1,018
Tax-exempt	943	648	555
Other	358	492	406
Total interest income	25,929	23,544	21,454
Interest expense:
Deposits	6,992	7,758	6,083
Other	1,197	880	876
Total interest expense	8,189	8,638	6,959
Net Interest Income	17,740	14,906	14,495
Provision for loan losses	5,080	745	500
Net Interest Income after Provision for Loan Losses	12,660	14,161	13,995

Non-interest income:
Service charges on deposit accounts	2,744	1,990	1,838
Trust fees	1,090	791	709
Net securities gains	15	13	1
Net gains on loan sales	336	390	627
Earnings on life insurance assets	363	286	272
Income from automated teller machines	624	352	260
Gain on life insurance proceeds	390	-	124
Other	855	446	274
Total non-interest income	6,417	4,268	4,105

Non-interest expense:
Salaries and employee benefits	10,582	7,652	7,041
Occupancy, net	1,383	954	766
Equipment	1,234	839	756
Printing, postage and supplies	659	378	373
Telecommunication expenses	379	229	185
Professional and outside services	1,575	747	951
Software maintenance expense	396	253	217
Amortization of other intangibles	374	31	22
Other	2,442	1,777	2,289
Total non-interest expense	19,024	12,860	12,600
Income before income taxes	53	5,569	5,500
Income tax provision (credit)	(760)	1,436	1,491
Net Income	$813	$4,133	$4,009
Basic Earnings Per Common Share	$0.36	$2.29	$2.27
Diluted Earnings Per Common Share	$0.36	$2.28	$2.26

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
Years ended December 31, 2008, 2007 and 2006

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2006	$4,025	$3,974	$18,419	$(124)	$(184)	$-	$26,110
Comprehensive income:
Net income for 2006			4,009				4,009
Net change for the year in other
comprehensive income items				82			82
Total comprehensive income							4,091
Cash dividends declared - $.78 per share			(1,381)				(1,381)
Common stock repurchased and
retired (10,050 shares)	(25)	(215)					(240)
Issuance of shares for 5% stock dividend, net of fractional shares
(84,355 shares)	211	1,813	(2,026)				(2)
Change in common stock subject
to repurchase	(25)	(212)					(237)
Reduction of ESOP obligation					41		41
Stock options exercised (5,581 shares)	14	86					100
Balance at December 31, 2006	4,200	5,446	19,021	(42)	(143)	-	28,482
Comprehensive income:
Net income for 2007			4,133				4,133
Net change for the year in other
comprehensive income items				223			223
Total comprehensive income							4,356
Cash dividends declared - $.80 per share			(1,525)				(1,525)
Issuance of 535,936 shares in merger with FNB	1,340	11,371					12,711
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	60				(67)	-
Vesting of restricted stock						12	12
Change in common stock subject
to repurchase	(8)	127					119
Reduction of ESOP obligation					40		40
Stock option expense		83					83
Adjustment to initially apply SFAS 158 net of tax				(59)			(59)
Balance at December 31, 2007	5,539	17,087	21,629	122	(103)	(55)	44,219
Comprehensive income:
Net income for 2008			813				813
Net change for the year in other
comprehensive income items				291			291
Total comprehensive income							1,104
Cash dividends declared - $.80 per share			(1,849)				(1,849)
Common stock repurchased and
retired (819 shares)	(2)	(10)					(12)
Issuance of restricted stock (5,535 shares of common stock at $18 per share)	14	86				(100)	-
Vesting of restricted stock						24	24
Restricted stock forfeiture (900 shares)	(3)	(13)				16	-
Change in common stock subject
to repurchase	(20)	1,321					1,301
Purchase of 28,500 shares by ESOP					(609)		(609)
Reduction of ESOP obligation					121		121
Stock option expense		117					117
Balance at December 31, 2008	$5,528	$18,588	$20,593	$413	$(591)	$(115)	$44,416

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2008	2007	2006
Operating Activities
Net income	$813	$4,133	$4,009
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	5,080	745	500
Depreciation	1,228	835	696
Amortization of other intangible assets	374	31	22
Net amortization (accretion) of investment securities	214	(33)	(69)
Stock option and restricted stock grant compensation expense	141	95	-
Net securities gains	(15)	(13)	(1)
Loans originated for sale	(17,455)	(17,015)	(26,343)
Proceeds on loans sold	17,936	17,140	27,195
Net gains on loan sales	(336)	(390)	(627)
Gain on life insurance proceeds	(390)	-	(124)
Net loss on sale of equipment	46	1	2
Net change in obligation under ESOP	121	40	41
Net change in:
Accrued interest receivable	773	(52)	(395)
Cash surrender value	(363)	(286)	(272)
Other assets	807	1,041	1,693
Accrued expenses and other liabilities	(1,075)	(821)	(144)
Net cash from operating activities	7,899	5,451	6,183

Investing Activities
Bank acquisition, net of $4,199 cash assumed	-	(9,565)	-
Activity in available for sale securities:
Proceeds from maturities and calls	75,750	30,733	20,628
Purchases	(63,427)	(32,007)	(20,066)
Net change in federal funds sold	3,129	9,495	(2,993)
Proceeds from life insurance	1,241	67	310
Loan originations and payments, net	(4,093)	(7,438)	(10,974)
Proceeds from sale of equipment	2	2	-
Additions to premises and equipment	(1,227)	(2,564)	(2,168)
Net cash from investing activities	11,375	(11,277)	(15,263)

Financing Activities
Net change in deposits	(5,126)	(1,938)	14,431
Net change in securities sold under agreements to repurchase and overnight borrowings	4,114	9,592	-
Proceeds from other borrowings	600	9,084	1,127
Repayments of other borrowings	(2,873)	(4,286)	(6,134)
Purchase of ESOP shares	(609)	-	-
Cash dividends paid	(1,849)	(1,525)	(1,331)
Cash paid in lieu of fractional shares for 5% stock dividend	-	-	(2)
Stock options exercised	-	-	100
Repurchase of common stock	(12)	-	(240)
Net cash from financing activities	(5,755)	10,927	7,951

Net change in cash and cash equivalents	13,519	5,101	(1,129)
Beginning cash and cash equivalents	14,470	9,369	10,498
Ending cash and cash equivalents	$27,989	$14,470	$9,369

The accompanying notes are an integral part of the consolidated financial statements.

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

Loan impairment is reported when full payment under the loan terms is not expected.  Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans.  If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan's effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral.  Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan.

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

Premises and Equipment:  Premises and equipment are stated at cost, less accumulated depreciation.  Depreciation is computed principally using straight line or accelerated methods over their estimated useful lives. The estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 10 for furniture and equipment.  These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows.  Maintenance, repairs and minor alterations are charged to current operations as expenditures occur.  Major improvements are capitalized.  Land is carried at cost.

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

Other Real Estate:  Other real estate was $1,119,000 and $866,000 at December 31, 2008 and 2007 and is included in other assets.  Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure.  These properties are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis.  After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of carrying amount or fair value less estimated cost of disposal.  Expenses, gains and losses on disposition, and reductions in carrying value are reported in other expense.

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

Prior to January 1, 2006 employee compensation expense under stock option plans was reported using the intrinsic value method.  No stock-based compensation cost was reflected in net income for the years prior to 2006 as all options granted had an exercise price equal to or greater than the market price of the underlying common stock at date of grant.

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

The Company adopted FASB Interpretation 48, Accounting for Uncertainty in Income Taxes ("FIN 48") which was issued to require that all tax positions be evaluated using consistent criteria and measurement and further supplemented by enhanced disclosure.  FIN 48, an interpretation of FASB Statement No. 109, Accounting for Income Taxes, prescribes the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements.  This interpretation provides clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes as well as provides guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition.  FIN 48 was effective January 1, 2007 for the Company and the adoption of FIN 48 did not have a material impact on the financial statements.

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

Earnings and Dividends Per Common Share:  Basic earnings per common share is based on net income divided by the weighted average number of common shares outstanding during the period.  ESOP shares are considered outstanding for this calculation unless unearned.  Diluted earnings per common share reflects the dilutive effect of any additional potential common shares issuable under stock options.  Earnings and dividends per share are restated for all stock splits and stock dividends through the date of issuance of the financial statements.

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

Concentrations of Credit Risk:  The Company grants commercial, real estate and installment loans to customers mainly in southern Michigan.  Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment.  Commercial, financial and agricultural loans make up approximately 64% of the loan portfolio at December 31, 2008 and the loans are expected to be repaid from cash flow from operations of businesses.  Residential mortgage loans make up approximately 31% of the loan portfolio at December 31, 2008 and are collateralized by mortgages on residential real estate.  Consumer loans make up approximately 5% of the loan portfolio at December 31, 2008 and are primarily collateralized by consumer assets.

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

Financial Instruments with Off-Balance-Sheet Risk:  Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs.  The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay.  Such financial instruments are recorded when they are funded.  Commitments may include interest rates determined prior to funding the loan (rate lock commitments).  Rate lock commitments on loans intended to be sold are considered to be derivatives.  Such commitments were not material at December 31, 2008 and 2007.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Loss Contingencies:  Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated.  Management does not believe there are any such matters that will have a material effect on the consolidated financial statements as of December 31, 2008.

Reclassifications:  Certain items in the 2007 and 2006 consolidated financial statements have been reclassified to conform with the current year presentation.

Adoption of New Accounting Standards:  In September 2006, the FASB issued Statement No. 157, Fair Value Measurements ("SFAS 157").  This Statement defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements.  This Statement establishes a fair value hierarchy about the assumptions used to measure fair value and clarifies assumptions about risk and the effect of a restriction on the sale or use of an asset.  The standard was effective for fiscal years beginning after November 15, 2007.  In February 2008, the FASB issued Staff Position (FSP) 157-2, Effective Date of FASB Statement No. 157.  This FSP delays the effective date of SFAS 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value on a recurring basis (at least annually) to fiscal years beginning after November 15, 2008, and interim periods within those fiscal years.  The impact of adoption of  SFAS 157 in 2008 was not material.

In February 2007, the FASB issued Statement No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159").  The standard provides companies with an option to report selected financial assets and liabilities at fair value and establishes presentation and disclosure requirements designed to facilitate comparisons between companies that choose different measurement attributes for similar types of assets and liabilities.  The new standard was effective for the Company on January 1, 2008.  The Company did not elect the fair value option for any financial assets or financial liabilities as of January 1, 2008.

The FASB Emerging Issues Task Force finalized Issues No. 06-4 and 06-10, dealing with the accounting for deferred compensation and post-retirement benefit aspects of endorsement and collateral assignment split-dollar life insurance arrangements.  These Issues require that a liability be recorded during the service period when a split-dollar life insurance agreement continues after participants' employment or retirement.  The required accrued liability will be based on either the post-employment benefit cost for the continuing life insurance or based on the future death benefit depending on the contractual terms of the underlying agreement.  The Issues were effective for fiscal years beginning after December 15, 2007 and had no impact on the 2008 consolidated financial statements.

On November 5, 2007, the SEC issued Staff Accounting Bulletin No. 109, Written Loan Commitments Recorded at Fair value through Earnings ("SAB 109").  Previously, SAB 105, Application of Accounting Principles to Loan Commitments, stated that in measuring the fair value of a derivative loan commitment, a company should not incorporate the expected net future cash flows related to the associated servicing of the loan.  SAB 109 supersedes SAB 105 and indicates that the expected net future cash flows related to the associated servicing of the loan should be included in measuring fair value for all written loan commitments that are accounted for at fair value through earnings.  SAB 105 also indicated that internally-developed intangible assets should not be recorded as part of the fair value of a derivative loan commitment, and SAB 109 retains that view.  SAB 109 was effective for derivative loan commitments issued or modified in fiscal quarters beginning after December 15, 2007.  The impact of adoption in 2008 was not material.

In December 2008, the FASB issued Staff Position FAS 140-4 and FIN 46(R)-8, Disclosures by Public Entities (Enterprises) about Transfers of Financial Assets and Interests in Variable Interest Entities.  FIN 46(R)-8 does not apply to the Company.  FAS 140-4 requires public entities to provide enhanced disclosures about the transfer of financial assets.  Such disclosures relate to providing financial statement users with an understanding of securitization or asset-based financing arrangements, any restrictions on assets reported that relate to a transferred financial asset and how servicing assets and servicing liabilities are reported.  The disclosures are effective for the first reporting period (interim or annual) ending after December 15, 2008.  The new standards did not have a significant impact on the disclosures included in the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effect of Newly Issued But Not Yet Effective Accounting Standards:

In December 2007, the FASB issued Statement No. 141 (Revised 2007), Business Combinations ("SFAS 141R") which establishes principles and requirements for how an acquirer in a business combination recognizes and measures in its financial statements identifiable assets acquired, liabilities assumed, and any noncontrolling interests of the acquiree, including the recognition and measurement of goodwill acquired in a business combination.  FAS No. 141R is effective for fiscal years beginning on or after December 15, 2008.  Earlier adoption is not permitted.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

Also in December 2007, the FASB issued SFAS No. 160, Noncontrolling Interest in Consolidated Financial Statements, an amendment of ARB No. 51 ("SFAS 160"), which will change the accounting and reporting for minority interests, which will be recharacterized as noncontrolling interests and classified as a component of equity within the consolidated balance sheets.  SFAS 160 is effective as of the beginning of the first fiscal year beginning on or after December 15, 2008.  Earlier adoption is not permitted and the Company does not expect the adoption of SFAS 160 to have a significant impact on its results of operations or financial position.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of SFAS No. 133 ("SFAS 161").  This statement amends and expands the disclosure requirements of SFAS No. 133 for derivative instruments and hedging activities.  SFAS 161 requires qualitative disclosure about objectives and strategies for using derivative and hedging instruments, quantitative disclosures about fair value amounts of the instruments and gains and losses on such instruments, as well as disclosures about credit-risk features in derivative agreements.  SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged.  The adoption of this standard is not expected to have a material effect on the Company's results of operations or financial position.

In December 2008, the FASB issued Staff Position 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets, to provide guidance on an employer's disclosures about plan assets of a defined benefit plan or other postretirement plan.  The disclosures, which are required for fiscal years ending after December 15, 2009, relate to the following:
a)	How investment allocation decisions are made.

b)	The major categories of plan assets.

c)	The inputs and valuations techniques used to measure the fair value of plan assets, with reference to Levels 1, 2 and 3 as used in SFAS 157.

d)	The effect of fair value measurements using unobservable inputs (Level 3) on changes in plan assets.

e)	Significant concentration of risk within plan assets.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2008, 2007 and 2006 is presented below:
	2008	2007	2006
Basic Earnings Per Common Share

Net income (in thousands)	$813	$4,113	$4,009

Weighted average common shares outstanding	2,310,303	1, 813,003	1,771,211

Less: Unallocated ESOP shares	(29,538)	(5,090)	(6,679)

Weighted average common shares outstanding for basic
earnings per common share	2,280,765	1,807,913	1,764,532

Basic earnings per common share	$0.36	$2.29	$2.27

Diluted Earnings Per Common Share

Net income (in thousands)	$813	$4,133	$4,009

Weighted average common shares outstanding for basic
earnings per common share	2,280,765	1,807,913	1,764,532

Add: Dilutive effects of assumed exercises of stock options	279	5,393	6,303

Average shares and dilutive potential
of common shares outstanding	2,281,044	1,813,306	1,770,835

Diluted earnings per common share	$0.36	$2.28	$2.26

Stock options for 207,348, 131,145 and 28,560 shares of common stock were not considered in computing diluted earnings per share for 2008, 2007 and 2006, respectively, because they were anti-dilutive.

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

The purchase accounting fair value adjustments are being amortized under various methods and over the estimated lives of the corresponding assets and liabilities.  Goodwill recorded from the merger amounted to $12,802,000 bringing total goodwill for the Company to $13,422,000 at December 31, 2007.  Goodwill is not being amortized but is subject to an annual impairment test.  A core deposit intangible asset of $3,122,000 was recorded as part of the deposits assumed and is being amortized using an accelerated basis over a period of 10 years.  Amortization of the core deposit intangible asset for the year ended December 31, 2008 and the month of December 2007 was $374,000 and $31,000, respectively, resulting in an unamortized balance of $2,717,000 and $3,091,000 at December 31, 2008 and 2007, respectively.  The estimated amortization expense for each of the next five years ending December 31 is as follows:   2009, $362,000; 2010, $350,000; 2011, $339,000; 2012, $325,000 and 2013, $296,000.

The following summarizes pro forma information for the years ended December 31, 2007 and 2006, assuming the merger occurred at the beginning of each year (in thousands, except share data):
	2007	2006

Net interest income after provision for loan losses	$18,253	$17,552
Net income	4,155	3,987
Basic earnings per common share	1.77	1.73
Diluted earnings per common share	1.77	1.73

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - SECURITIES

Year end investment securities were as follows (in thousands):
Available for sale, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$23,841	$294	$-
States and political subdivisions	27,471	418	(26)
Mortgage-backed securities	14,406	341	(30)
Total	$65,718	$1,053	$(56)

Available for sale, 2007	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$26,430	$92	$(18)
States and political subdivisions	33,352	152	(32)
Corporate securities	-	-	-
Mortgage-backed securities	17,733	86	(9)
Total	$77,515	$330	$(59)

Included above for 2008 and 2007 are $1,900,000 and $6,468,000, respectively, of floating rate securities that are putable on a weekly basis.

Securities with unrealized losses at year end 2008 and 2007 that have not been recognized in income are as follows (in thousands):
2008	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	714	(13)	917	(13)	1,631	(26)
Mortgage-backed securities	1,656	(29)	127	(1)	1,783	(30)
Total temporarily impaired	$2,370	$(42)	$1,044	$(14)	$3,414	$(56)

2007	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$7,279	$(10)	$2,485	$(8)	$9,764	$(18)
States and political subdivisions	2,335	(21)	1,171	(11)	3,506	(32)
Mortgage-backed securities	2,731	(9)	-	-	2,731	(9)
Total temporarily impaired	$12,345	$(40)	$3,656	$(19)	$16,001	$(59)

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - SECURITIES (CONTINUED)

There were no sales of available for sale securities in 2008, 2007 and 2006.

Gains on calls of securities were $15,300, $13,000 and $1,000 for 2008, 2007 and 2006, respectively.  Contractual maturities of debt securities at year-end 2008 were as follows (in thousands):
Fair Value
Due in one year or less	$16,279
Due from one to five years	20,135
Due from five to ten years	12,249
Due after ten years	2,649
Mortgage-backed securities	14,406
Total	$65,718

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately.  Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $38,883,000 and $26,263,000 were pledged as collateral for public deposits and for other purposes at year-end 2008 and 2007.

At year-end 2008 and 2007, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $16,872,000 and $20,900,000, respectively.  No other securities of any state (including all its political subdivisions) were greater than 10% of shareholders' equity.

Investments in the Federal Home Loan Bank totaled $2,057,000 at December 31, 2008 and 2007 and are included in other assets since such investments are considered restricted.

NOTE E - LOANS

Loans at year-end were as follows (in thousands):
	2008	2007

Commercial	$74,446	$84,937
Real estate - commercial	131,180	129,065
Real estate - construction	10,446	11,686
Consumer	14,917	15,730
Real estate mortgage	104,321	94,560
	335,310	335,978
Less allowance for loan losses	(7,104)	(5,156)
Loans, net	$328,206	$330,822

At December 31, 2008 and 2007, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the banks.

The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates.  Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.
	2008	2007

Balance at January 1	$10,830	$11,922
New loans, including renewals	7,105	5,459
Repayments	(10,171)	(6,659)
Other changes, net	309	108
Balance at December 31	$8,073	$10,830

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $124,607,000 and $121,365,000 at December 31, 2008 and 2007, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - LOANS (CONTINUED)

Activity for capitalized mortgage servicing rights was as follows (in thousands):
	2008	2007	2006

Balance at January 1	$749	$399	$274
Additions	162	157	210
Acquisition of servicing rights from FNB	-	308	-
Amortized to expense	(203)	(115)	(85)
Balance at December 31	$708	$749	$399

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2008, 2007 or 2006 since the fair value of such rights approximated or exceeded the carrying value.

NOTE F - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):
	2008	2007	2006

Balance at January 1	$5,156	$3,302	$3,167
Provision for loan losses	5,080	745	500
Addition resulting from FNB acquisition	-	1,458	-
Loans charged off	(3,343)	(525)	(485)
Recoveries	211	176	120
Net charge-offs	(3,132)	(349)	(365)

Balance at December 31	$7,104	$5,156	$3,302

Information regarding impaired loans at December 31 follows (in thousands):
	2008	2007

Year end loans with allowance for loan losses allocated	$10,481	$6,099
Year end loans with no allowance for loan losses allocated	4,776	3,045

Total impaired loans	$15,257	$9,144

Amount of allowance allocated to these loans	$2,327	$1,013

	2008	2007	2006

Average balance of impaired loans during the year	$17,100	$9,362	$7,826

Cash basis interest income recognized during the year	$866	$364	$425

Interest income recognized during the year	$881	$366	$418

Nonperforming loans at December 31 were as follows (in thousands):
	2008	2007

Loans past due over 90 days still on accrual	$437	$429
Nonaccrual loans	8,715	4,405

Nonperforming loans and impaired loans are defined differently.  Some loans may be included in both categories, whereas other loans may only be included in one category.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31 consist of (in thousands):
	2008	2007

Land	$2,150	$2,150
Buildings and improvements	14,902	14,285
Furniture and equipment	7,453	6,935
	24,505	23,370
Less accumulated depreciation	(11,219)	(10,035)
Totals	$13,286	$13,335

Depreciation and amortization expense charged to operations was approximately $1,228,000, $835,000 and $696,000 in 2008, 2007 and 2006, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2008 were as follows (in thousands):
2009	$69
2010	30
2011	11
2012	4

Total	$114

NOTE H - DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):
	2008	2007

Non-interest bearing checking	$57,216	$57,027
Interest bearing checking	97,613	86,971
Savings	53,090	56,877
Money market accounts	54,066	63,665
Time deposits	132,058	134,629
Totals	$394,043	$399,169

The carrying amount of time deposits over $100,000 was $44,283,000 and $42,514,000 at December 31, 2008 and 2007, respectively.  Interest expense on time deposits over $100,000 was $1,435,000, $1,835,000 and $1,691,000 for the years ended December 31, 2008, 2007 and 2006, respectively.

At year-end 2008, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):
2009	$66,791
2010	43,226
2011	12,398
2012	7,150
2013	401
Thereafter	2,092
Totals	$132,058

Related party deposits were $10,941,000 and $11,552,000 at December 31, 2008 and 2007, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - OTHER BORROWINGS

Other borrowings at December 31, 2008 include $5,447,000 in advances from the Federal Home Loan Bank (FHLB) of Indianapolis.  The advances have maturities from March 2009 through December 2013 with fixed interest rates ranging from 3.29% to 4.57%, averaging 3.97%.  Principal is due at maturity for $4,995,000 of the advances.  The remaining $452,000 FHLB advance is at a fixed rate of 4.57% with principal payments beginning in December 2003 and continuing through December 2013.

All of the advances are secured by blanket collateral agreements with the FHLB which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, commercial real estate and SBA loans.  Eligible FHLB loan collateral at December 31, 2008 and 2007 was approximately $65,887,000 and $66,069,000, respectively.

At December 31, 2007, FHLB fixed rate advances with principal due at maturity of $4,983,000 were outstanding.  They had a weighted average interest rate of 3.98%.  In addition, $553,000 in fixed rate FHLB advances at a fixed rate of 4.57% with principal payments beginning in December of 2003 and continuing through December of 2013 were outstanding.

On November 20, 2007, the Company entered into a Business Loan agreement with Bank of America, consisting of two credit facilities.  The first consisted of a $3,000,000 secured revolving line of credit, maturing in three years with a LIBOR plus 150 basis point interest rate (3.716880% at December 31, 2008).  Repayment terms are interest only on a quarterly basis with the principal due at maturity.  The second was a $7,000,000 secured term loan, with a maturity of five years subject to a twelve year amortization with an interest rate of LIBOR plus 145 basis points (3.666880% at December 31, 2008).  Repayment terms are interest and principal on a quarterly basis (based on a 12 year amortization), with the remaining principal amount due at maturity.  Both credit facilities are secured by a pledge of 100% of the stock of the Company's wholly-owned subsidiary, SMB&T.  At December 31, 2008, $0 was outstanding on the line of credit and $6,416,000 on the term note and at December 31, 2007, $1,000,000 was outstanding on the line of credit and $7,000,000 on the term loan.  At December 31, 2008 the Company is out of compliance with one borrowing covenant which requires SMB&T to maintain a pretax return on assets of .80%.

Other borrowings also include a loan from a local community bank with a balance at December 31, 2008 and 2007 of $629,000 and $133,000, respectively.  The loan matures on February 28, 2013 and is unsecured.

Also included in other borrowings at December 31, 2007 is $1,084,000 of amounts due for overdrawn correspondent bank balances.  This amount was repaid on January 2, 2008.  There were no overdrawn correspondent bank balances at December 31, 2008.

At year-end 2008, scheduled principal reductions on other borrowings were as follows for the years ending December 31 (in thousands):
	FHLB	Bank of America	Other	Total

2009	$3,104	$583	$151	$3,838
2010	110	583	156	849
2011	1,117	583	161	1,861
2012	77	4,667	161	4,905
2013	1,039	-	-	1,039
Total other borrowings	$5,447	$6,416	$629	$12,492

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OVERNIGHT BORROWINGS

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank.  Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments.  Information relating to securities sold under agreements to repurchase is as follows (in thousands):
	2008	2007
At December 31:
Outstanding balance	$13,890	$8,976
Average interest rate	0.45%	4.06%

Daily average for the year:
Outstanding balance	$10,089	$2,818
Average interest rate	1.56%	3.44%

Maximum outstanding at any month end	$13,890	$9,958

At December 31, 2008, the subsidiary banks had lines of credit arrangements available to purchase federal funds totaling $19,000,000, subject to quarterly and annual reviews.  The balance on these lines at December 31, 2008 and 2007 was $0 and $800,000, respectively.

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

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%.  The rate at December 31, 2008 was 7.57%.  The Company's investment in the common stock of the trust was $155,000 and is included in other assets.

NOTE L - INCOME TAXES

Income tax provision (credit) consists of (in thousands):
	2008	2007	2006
Current	$283	$1,460	$1,453
Deferred	(1,043)	(24)	38
Totals	$(760)	$1,436	$1,491

Deferred income tax provision (credit) consist of the tax effect of temporary differences, including a credit of $204,000 in 2008 and $34,000 in 2007 relating from utilization of a portion of a net operating loss carryforward.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - INCOME TAXES (CONTINUED)

Income tax provision calculated at the statutory federal income tax rate of 34% differs from actual income tax provision (credit) as follows (in thousands):
	2008	2007	2006

Income tax at statutory rate	$18	$1,893	$1,870
Tax-exempt interest income, net	(363)	(234)	(180)
Earnings on life insurance assets, including gain from proceeds	(256)	(97)	(135)
Low income housing partnership tax credit	(127)	(127)	(127)
Other items, net	(32)	1	63
Totals	$(760)	$1,436	$1,491

Year-end deferred tax assets and liabilities consist of the following (in thousands):
	2008	2007
Deferred tax assets:
Allowance for loan losses	$1,882	$1,305
Deferred compensation and supplemental retirement liability	726	739
Net operating loss carryforward	230	434
Intangible asset amortization	37	50
Pension liability - SFAS 158	126	31
Write off of investment	60	60
Nonaccrual loan interest	322	226
Tax credit carryforwards	399	-
Other	240	135
	4,022	2,980
Valuation allowance	(54)	(54)
Total deferred tax assets, net of valuation allowance	3,968	2,926

Deferred tax liabilities:
Mortgage servicing rights	(241)	(255)
Goodwill	(149)	(128)
Purchase accounting adjustments	(920)	(951)
Net unrealized gain on available for sale securities	(339)	(90)
Other	(165)	(237)
Total deferred tax liabilities	(1,814)	(1,661)
Net deferred tax assets, included in other assets	$2,154	$1,265

At the date of acquisition, FNB had a net operating loss carryforward (NOL) of approximately $1,378,000 for federal income tax purposes.  At December 31, 2008, the NOL has been reduced to approximately $678,000 and is available to reduce FNB's future taxable income through 2027.

At December 31, 2008, the Company has available an alternative minimum tax credit carryforward of approximately $272,000 which may be utilized in the future to the extent computed regular tax exceeds the alternative minimum tax.  The Company also has a low income housing credit of $127,000 at December 31, 2008 which is available to reduce future federal income taxes through 2028.

A valuation allowance against deferred tax assets of $54,000 was considered necessary at December 31, 2008 and 2007 as the likelihood of receiving a tax benefit on a portion of the capital loss on the write off of an investment is considered doubtful.  Remaining deferred tax assets are deemed more likely than not to be realized.

The Company and its subsidiaries file income tax returns in the U.S. federal and certain state jurisdictions.  Such returns are no longer subject to tax examinations by tax authorities for years before 2005.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS

Defined Benefit Pension Plan:

The Company adopted SFAS 158, Employers' Accounting for Defined Benefit Pension and Other Post-Retirement Plans ("SFAS 158") effective December 31, 2007.  The impact of the adoption of SFAS 158 on the 2007 consolidated balance sheet was to increase pension liability by $90,000 with a corresponding increase of $31,000 to deferred tax assets and  charge to accumulated other comprehensive income of $59,000.

Effective December 31, 2006, the Southern Michigan Bank & Trust Pension Plan was frozen on a partial basis.  Current plan-eligible employees who met specific age and years of service requirements have been grand-fathered in and will continue to accrue benefits under the plan.  All other employees will continue to vest in their December 31, 2006 benefit balances, however, no further benefits will accrue.  This curtailment resulted in a $687,000 reduction in the projected benefit obligation during 2006.  The curtailment gain was entirely used to offset the unrecognized net actuarial loss; and therefore, there was no impact of this gain on net income.  The Company uses a December 31 measurement date for the plan.

Information about the pension plan was as follows (in thousands):
	2008	2007
Change in benefit obligation:
Beginning benefit obligation	$(2,200)	$(2,136)
Service cost	(32)	(37)
Interest cost	(142)	(130)
Actuarial loss	(171)	(39)
Benefits paid	127	142
Ending benefit obligation	(2,418)	(2,200)

Change in plan assets, at fair value:
Beginning plan assets	2,161	1,763
Actual return	38	108
Employer contributions	75	432
Benefits paid	(127)	(142)
Ending plan assets	2,147	2,161

Net amount recognized - funded status	$(271)	$(39)

The accumulated benefit obligation for the defined benefit pension plan was $2,319,000 and $2,075,000 at December 31, 2008 and 2007, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):
	2008	2007	2006
Components of net periodic benefit cost:
Service cost	$32	$37	$275
Interest cost	142	130	155
Expected return on plan assets	(151)	(129)	(98)
Recognized net actuarial loss	2	-	35
Net periodic benefit cost	$25	$38	$367

At December 31, 2008, a net actuarial loss of $371,000 has not yet been recognized as a component of net periodic benefit cost.  The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2009 has not yet been determined.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:
	2008	2007	2006
Discount rate on benefit obligation	6.0%	6.0%	6.0%
Long-term expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	4.0%	4.0%	4.0%

	Target Allocation 2009	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of Return - 2008
Asset Category		2008	2007

Equity securities	0%	0%	0%	0.0%
Debt securities	1%	2%	22%	5.5%
Cash and time certificates	99%	98%	78%	4.0%
	100%	100%	100%	4.0%

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

The plan's investment objective at December 31, 2008 is primarily fixed income investments with a target of 70% time certificates and 30% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the partial freeze of the plan, the investment allocations have been reevaluated with shorter term objectives.

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed.

The Company does not expect to contribute to its pension plan in 2009.

At year-end 2008, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):
2009	$39
2010	44
2011	49
2012	51
2013	81
2014 - 2018	658

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan:  The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees.  The Plan includes a 401(k) provision with the Company's matching contribution provided in Company stock.  The Board of Directors determines the Company's contribution level annually.  Assets of the plan are held in trust by SMB&T and administrative costs of the plan are borne by the plan participants.  Expense charged to operations for contributions to the plan totaled $610,000, $426,000 and $122,000 in 2008, 2007 and 2006, respectively.

Shares held by the ESOP at year-end are as follows:
	2008	2007

Allocated shares	100,392	92,203
Unallocated shares	31,256	3,990

Total ESOP shares	131,648	96,193

The fair value of the allocated shares held by the ESOP is approximately $728,000 and $2,029,000 at December 31, 2008 and 2007, respectively.  Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan.  As such these shares are not classified in shareholders' equity as permanent equity.  In 2008, the ESOP obtained a loan for $609,000 to purchase 28,500 shares.  The balance of the loan at December 31, 2008 was $529,000.  In 2005, the ESOP obtained a loan for $204,000 to purchase 7,568 shares.  The balance of the loan at December 31, 2008 and 2007 was $62,000 and $103,000, respectively.

Deferred Compensation Plan:  As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation.  Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65.  A liability is recorded on a present value basis and discounted at current interest rates.  This liability may change depending upon changes in long-term interest rates.  Current rates paid on deferred compensation balances range from 6.08% - 12.98%.   Deferred compensation expense was $246,000, $225,000 and $225,000 in 2008, 2007 and 2006, respectively.  The liability for vested benefits was $1,863,000 and $1,787,000 at December 31, 2008 and 2007, respectively, and is included in accrued expenses and other liabilities.

Supplemental Retirement Plan:  The Bank also maintains a supplemental retirement plan to provide annual payments to particular executives subsequent to their retirement.  Expense associated with this plan totaled $77,000, $11,000 and $13,000 in 2008, 2007 and 2006, respectively.  Liabilities associated with this plan totaled $255,000 and $212,000 at December 31, 2008 and 2007.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - STOCK OPTIONS

The Company has stock based compensation plans as described below.  Total compensation cost that has been charged against income for those plans was $141,000 and $95,000 in 2008 and 2007 (none in 2006).

On June 6, 2005, shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership.  The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards.  A maximum of 300,000 shares of common stock are available under the plan.  The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors.  At December 31, 2008, 140,357 shares are available under the plan.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options.  Option shares authorized under the plan total 115,500.  Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors.  The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine.  At December 31, 2008, 44,841 shares are available under the plan.

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
	2008	2007	2006

Risk-free interest rate	2.94%	4.75%	NA
Expected option life	8 years	8 years	NA
Expected stock price volatility	14.48%	14.05%	NA
Dividend yield	3.51%	3.59%	NA

Weighted-average fair value of options granted during year	$1.96	$3.58	NA

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - STOCK OPTIONS (CONTINUED)

A summary of the activity in the plans for 2008 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	197,108	$22.15
Granted	21,010	18.00
Exercised	-	-
Forfeited	(3,000)	18.66
Outstanding at end of year	215,118	$22.72	7.3 years	$-

Options exercisable at year-end	94,298	$22.15	5.8 years	$-

	2008	2007	2006

Intrinsic value of options exercised	-	-	34
Cash received from option exercise	-	-	100
Tax benefit realized from option exercises	-	-	-

As of December 31, 2008, there was $210,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans.  The cost is expected to be recognized over a weighted average period of 2.3 years.

Restricted Stock -Restricted shares may be issued under the plans described above.  Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date.  The total fair value of shares vested during the years ended December 31, 2008, 2007 and 2006 was $13,000, $0 and $0.  As of December 31, 2008, there is $115,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan.  The cost is expected to be recognized over a weighted average period of 4.3 years.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2008	2,740	$24.58
Granted	5,535	18.00
Vested	(548)	24.58
Forfeited	(900)	18.00
Nonvested at December 31, 2008	6,827	$20.11

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

At December 31, 2008 and 2007, the Company had $21,000 of commitments under commercial letters of credit, used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so.  At December 31, 2008 and 2007, commitments under outstanding standby letters of credit were $2,035,000 and $1,340,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):
	2008	2007
Fixed rate	$3,167	$7,670
Variable rate	66,104	56,371
Totals	$69,271	$64,041

The fixed rate commitments have stated interest rates ranging from 3.55% to 14.00%.  The terms of the above commitments range from 1 to 62 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

Certain executives of the Bank have employment contracts which have change of control clauses.  The employment contracts provide for the payment of 2.99 the officers base salary and bonus if employee is terminated in the event of  a change of control.

NOTE P -ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income amounted to $413,000 at December 31, 2008 and $122,000 at December 31, 2007 and is summarized as follows (in thousands):
	2008	2007
Unrealized gain on available-for-sale securities, net of
income taxes of $339 in 2008 and $90 in 2007	$658	$181
Pension liability, net of income taxes of $126 in 2008 and $31 in 2007	(245)	(59)
Total	$413	$122

The changes in the components of accumulated comprehensive income (loss), excluding the impact in 2007 of initially applying SFAS 158 pension accounting, and related tax effects for the years ended December 31, 2008, 2007 and 2006 are as follows (in thousands):
	2008	2007	2006
Unrealized gain on available for sale securities	$741	$347	$124
Reclassification adjustments for net realized gains
included in net income	(15)	(13)	(1)
Accrued pension liability	(281)	-	-
Net unrealized gain arising during the year	445	334	123
Tax effect	(154)	(111)	(41)
Other comprehensive income for the year	$291	$223	$82

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARIES

Capital guidelines adopted by Federal and State regulatory agencies and restrictions imposed by law limit the amount of cash dividends the subsidiary banks can pay to the Company.  At December 31, 2008, using the most restrictive of these conditions for each bank, the aggregate cash dividends that the banks can pay the Company without prior approval was approximately $582,000.

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):
Balance Sheets	December 31,
	2008	2007
Assets
Cash and cash equivalents	$640	$377
Investment in subsidiary banks	55,400	57,834
Investment in non banking subsidiary	192	193
Premises and equipment, net	944	972
Other	833	770
Total Assets	$58,009	$60,146

Liabilities and Shareholders' Equity
Dividends payable	$462	$462
Other liabilities	202	148
Other borrowings	7,046	8,133
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	728	2,029
Shareholders' equity	44,416	44,219
Total Liabilities and Shareholders' Equity	$58,009	$60,146

Statements of Income	Year ended December 31,
	2008	2007	2006

Dividends from subsidiary banks	$4,088	$7,459	$1,791
Interest income	33	18	11
Interest expense	(693)	(458)	(412)
Other income	148	209	246
Other expenses	(320)	(175)	(72)
	3,256	7,053	1,564
Federal income tax benefit	(283)	(139)	(78)
	3,539	7,192	1,642
Equity in net income, less dividends received, of:
Subsidiary banks	(2,725)	(3,057)	2,368
Non-banking subsidiary	(1)	(2)	(1)
Net Income	$813	$4,133	$4,009

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
Statements of Cash Flows	Year ended December 31,
	2008	2007	2006
Operating Activities
Net income	$813	$4,133	$4,009
Adjustments to reconcile net income to net cash
from operating activities:
Equity in net income, less dividends received, of:
Subsidiary banks	2,725	3,057	(2,368)
Non-banking subsidiary	1	2	1
Stock option and restricted stock grant compensation expense	141	95	-
Depreciation	32	35	31
Net change of obligation under ESOP	121	40	41
Other, net	(9)	43	(138)
Net cash from operating activities	3,824	7,405	1,576

Investing Activities
Subsidiary bank acquisition	-	(13,764)	-
Additions to premises and equipment	(4)	-	-
Net cash from investing activities	(4)	(13,764)	-

Financing Activities
Proceeds from other borrowings	600	8,000	-
Repayments of other borrowings	(1,687)	(43)	(40)
Cash dividends paid	(1,849)	(1,525)	(1,331)
Cash paid in lieu of fractional shares for 5% stock dividend	-	-	(2)
Stock options exercised	-	-	100
Purchase of ESOP shares	(609)	-	-
Repurchase of common stock	(12)	-	(240)
Net cash from financing activities	(3,557)	6,432	(1,513)

Net change in cash and cash equivalents	263	73	63
Beginning cash and cash equivalents	377	304	241

Ending cash and cash equivalents	$640	$377	$304

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental cash flow disclosures are provided for the years ended December 31, 2008, 2007 and 2006 (in thousands):
	2008	2007	2006
Cash paid during the year for:
Interest	$8,280	$8,595	$6,906
Income taxes	480	1,305	1,465

Non-cash operating activities:
Change in deferred income taxes on net unrealized gain on available for sale securities	(249)	(111)	(41)
Change in deferred income taxes on pension liability	95	31	-
Additional pension liability	(281)	(90)	-

Non-cash investing activities:
Change in unrealized gain on available for sale securities	726	334	123
Transfers from loans to foreclosed assets	1,987	1,863	498

Non-cash financing activities:
Issuance of common stock, net of issuance cost	-	12,711	-

NOTE T - FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents:  The carrying amount reported in the balance sheet approximates fair value.

Securities available for sale:  Fair values for securities available for sale are based on quoted market prices, where available.   For all other securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things.

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

While these estimates of fair value are based on management's judgment of the most appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2008 and 2007, the estimated fair values would have been achieved.  Market values may differ depending on various circumstances not taken into consideration in this methodology.  The estimated fair values at December 31, 2008 and 2007 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):
	2008		2007
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,989	$27,989	$14,470	$14,470
Federal funds sold	3,320	3,320	6,449	6,449
Securities available for sale	65,718	65,718	77,515	77,515
Loans held for sale	121	121	624	624
Loans, net of allowance for loan losses	328,206	332,567	330,822	334,523
Accrued interest receivable	2,614	2,614	3,387	3,387

Financial liabilities:
Deposits	$(394,043)	$(396,237)	$(399,169)	$(399,817)
Securities sold under agreements to repurchase and overnight borrowings	(13,890)	(13,890)	(9,776)	(9,776)
Other borrowings	(12,492)	(12,690)	(14,753)	(14,840)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(520)	(520)	(611)	(611)

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U - FAIR VALUE MEASUREMENTS

Effective January 1, 2008, the Company adopted the provisions of SFAS No. 157 for financial assets and financial liabilities.  In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company will delay application of SFAS 157 for most nonfinancial assets and nonfinancial liabilities until January 1, 2009.  SFAS 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements.

SFAS 157 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants.  A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability.  The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs.  An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

SFAS 157 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach.  The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities.  The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis.  The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost).  Valuation techniques should be consistently applied.  Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability.  Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances.  In that regard, SFAS 157 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs.  The fair value hierarchy is as follows:

Level 1 Inputs- Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs- Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly.  These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs- Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U - FAIR VALUE MEASUREMENTS (CONTINUED)

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows.  These valuation methodologies were applied to all of the Company's financial assets and financial liabilities carried at fair value effective January 1, 2008.

In general, fair value is based upon quoted market prices, where available.  If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters.  Valuation adjustments may be made to ensure that financial instruments are recorded at fair value.  These adjustments may include amounts to reflect counterparty credit quality, the Company's creditworthiness, among other things, as well as unobservable parameters.  Any such valuation adjustments are applied consistently over time.  The Company's valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company's valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.

Securities Available for Sale.  Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs.  For equity securities, unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date.   For all other securities, the Company obtains fair value measurements from an independent pricing service.  The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things.

Impaired Loans.  The Company does not record impaired loans at fair value on a recurring basis.  However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral.  Impaired loans measured at fair value typically consist of loans on nonaccrual status and loans with a portion of the allowance for loan losses allocated specific to the loan.  Some loans may be included in both categories whereas other loans may only be included in one category.  Collateral values are estimated using level 2 inputs, including recent appraisals and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans fair values have been classified as level 3.

The following table summarizes financial assets (there were no financial liabilities) measured at fair value as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$58,701	$4,015	$3,002	$65,718

Nonrecurring:
Impaired loans	$-	$-	$12,930	$12,930

Impaired loans are reported net of a $2,327,000 allowance for loan losses.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U - FAIR VALUE MEASUREMENTS (CONTINUED)

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the year ending December 31, 2008 (in thousands):
Balance at January 1, 2008	$3,193
Net maturities and calls	(295)
Unrealized net gains included in other comprehensive income	104

Balance at December 31, 2008	$3,002

Losses included in income before income taxes amounted to $1,919,000 in 2008 relating to impaired loans.  Such losses were determined in accordance with SFAS 114 and are included in the provision for loan losses.  There were no gains or losses relating to securities available for sale included in income before income taxes that were attributable to changes in fair values of securities held at December 31, 2008.

Certain financial assets and financial liabilities are measured at fair value on a nonrecurring basis; that is, the instruments are not measured at fair value on an ongoing basis but are subject to fair value adjustments in certain circumstances (for example, when there is evidence of impairment).  Financial assets and financial liabilities, excluding impaired loans, measured at fair value on a nonrecurring basis were not significant at December 31, 2008.

Nonfinancial assets and nonfinancial liabilities measured at fair value on a recurring basis include reporting units measured at fair value in the first step of a goodwill impairment test.  Nonfinancial assets measured at fair value on a nonrecurring basis include nonfinancial assets and nonfinancial liabilities measured at fair value in the second step of a goodwill impairment test, as well as intangible assets and other nonfinancial long-lived assets measured at fair value for impairment assessment.  As stated above, SFAS 157 will be applicable to these fair value measurements beginning January 1, 2009.

NOTE V - REGULATORY MATTERS

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V - REGULATORY MATTERS (CONTINUED)

At year-end 2008 and 2007, the most recent regulatory notifications categorized the Company as well capitalized under the regulatory framework for prompt corrective action.

At year end, actual capital levels and minimum required levels were as follows (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk weighted assets)
Consolidated	$38,938	11.0%	$28,366	8.0%	N/A	N/A
SMB&T	31,913	12.3	20,789	8.0	$25,986	10.0%
FNB	12,263	13.2	7,456	8.0	9,320	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	34,473	9.7	14,183	4.0	N/A	N/A
SMB&T	28,658	11.0	10,395	4.0	15,592	6.0
FNB	11,071	11.9	3,728	4.0	5,592	6.0
Tier 1 capital (to average assets)
Consolidated	34,473	7.9	17,361	4.0	N/A	N/A
SMB&T	28,658	8.9	12,961	4.0	16,201	5.0
FNB	11,071	7.9	5,600	4.0	7,000	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2007
Total capital (to risk weighted assets)
Consolidated	$39,724	10.9%	$29,198	8.0%	N/A	N/A
SMB&T	34,052	12.5	21,816	8.0	$27,269	10.0%
FNB	11,679	12.6	7,428	8.0	9,285	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	34,568	9.5	14,599	4.0	N/A	N/A
SMB&T	30,640	11.2	10,908	4.0	16,362	6.0
FNB	10,515	11.3	3,714	4.0	5,571	6.0
Tier 1 capital (to average assets)
Consolidated	34,568	10.3	13,362	4.0	N/A	N/A
SMB&T	30,640	9.1	13,410	4.0	16,763	5.0
FNB	10,515	8.3	5,041	4.0	6,301	5.0

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE W - QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Fully Diluted
2008
First Quarter	$7,152	$4,702	$350	$1,201	$.52	$.52
Second Quarter	6,403	4,359	800	349.16		.16
Third Quarter	6,391	4,523	1,580	21.01		.01
Fourth Quarter	5,983	4,156	2,350	(758)	(.33)	(.33)

2007
First Quarter	$5,570	$3,570	$200	$978	$.55	$.55
Second Quarter	5,722	3,649	-	1,069.61		.60
Third Quarter	5,895	3,683	145	1,082.61		.61
Fourth Quarter	6,357	4,004	400	1,004.52		.52

SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31
	2008	2007	2006	2005	2004
Total interest income	$25,929	$23,544	$21,454	$18,808	$16,638
Net interest income	17,740	14,906	14,495	13,437	12,264
Provision for loan losses	5,080	745	500	750	-
Net income	813	4,133	4,009	3,802	3,604
Per share data*:
Basic earnings per share	.36	2.29	2.27	2.13	1.87
Diluted earnings per share	.36	2.28	2.26	2.12	1.86
Cash dividends	.80	.80	.78	.67	.63
Balance sheet data:
Gross loans	335,310	335,978	252,825	242,714	241,384
Deposits	394,043	399,169	282,509	268,078	251,868
Other borrowings	12,492	14,753	6,973	12,164	21,903
Common stock subject to repurchase	728	2,029	2,148	1,911	2,399
Equity	44,416	44,219	28,482	26,110	27,465
Total assets	474,996	480,178	329,891	317,952	313,458
Return on average assets	.17%	1.18%	1.25%	1.19%	1.14%
Return on average equity (1)	1.77	12.72	14.54	14.81	13.34
Dividend payout ratio (2)	227.33	36.90	34.44	31.69	34.07
Average equity to average assets (1)	9.59	9.27	8.56	8.06	8.55

*	Per share data for 2005 and 2004 has been adjusted for a 5% stock dividend declared & paid in February 2006.
(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)	Dividends declared divided by net income.
(3)	The 2007 and after information reflects the purchase of FNB, effective December 1, 2007, as described in Note C to the Consolidated Financial Statements.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB) under the symbol SOMC.OB.  The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions.  There were 428 shareholders of record at March 13, 2009.

The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:
	2008			2007
			Cash Dividends Declared			Cash Dividends Declared
	Bid Price			Bid Price
	High Bid	Low Bid		High Bid	Low Bid
Quarter Ended
March 31	$22.00	$17.00	$.20	$24.75	$24.06	$.20
June 30	19.60	16.50	.20	24.20	23.00	.20
September 30	16.55	12.05	.20	24.50	22.50	.20
December 31	14.00	7.05	.20	24.45	21.00	.20

There are restrictions that currently limit the Company's ability to pay cash dividends.  Information regarding dividend payment restrictions is described in Note Q to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T).	Controls and Procedures

          Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of Southern's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern's disclosure controls and procedures as of December 31, 2008. Based on and as of the time of that evaluation, Southern's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern's disclosure controls and procedures were effective to ensure that information required to be disclosed by Southern in the reports it files under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

          Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 15a-15(f) of the Exchange Act. Southern's internal control system is designed to provide reasonable assurance to Southern's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Southern; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Southern are being made only in accordance with authorizations of management and directors of Southern; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Southern's assets that could have a material effect on the financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

          Southern's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2008. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework". Based on this assessment, management believes that as of December 31, 2008, Southern's internal control over financial reporting was effective based on those criteria.

          There were no changes in Southern's internal control over financial reporting that occurred during the year ended December 31, 2008 that have materially affected, or that are reasonably likely to materially affect, Southern's internal control over financial reporting.

          This annual report does not include an attestation report of Southern's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by Southern's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit Southern to provide only management's report in this annual report.
Item 9B.	Other Information

None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

          Southern's board of directors is comprised of three classes, which are as nearly equal in number as possible. Each class of directors serves a successive three-year term of office.

          Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 13, 2009. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers are appointed annually and serve at the pleasure of the board of directors of Southern.

          Directors with Terms Expiring in 2009

          Gregory J. Hull (age 61) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey's Roost Farm.

          Thomas E. Kolassa (age 61) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is an executive vice-president of Hub International, Inc., a North American insurance brokerage.

          Donald J. Labrecque (age 51) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including a bowling center, and is President of Kegler Inc.

          Thomas D. Meyer (age 64) has been a director of Southern since December 2008 and a director of FNB Financial since 2008. Mr. Meyer is the President of Meyer Ventures LLC, which is a real estate rehabilitation and rental company.

          Freeman E. Riddle (age 76) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc.

          Directors with Terms Expiring in 2010

          John S. Carton (age 68) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2003. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan.

          H. Kenneth Cole (age 60) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is Chief Administrative Officer and Treasurer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan.

          Gary Hart Haberl (age 56) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is Chief Executive Officer and President of Infinisource, Inc., a benefits administrator.

          Brian P. McConnell (age 46) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries.

          Kurt G. Miller (age 53) has been a director of Southern since 2002, a director of Southern Michigan Bank since 2002 and a director of FNB since 2007. Mr. Miller is President of Southern, Southern Michigan Bank, SMB Mortgage Co., and SMB&T Financial Services, Inc. and President and CEO of FNB Financial.

          Directors with Terms Expiring in 2011

          Marcia S. Albright (age 45) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Ms. Albright is Vice President and General Manager of Cequent Electrical Products, Inc., a manufacturer of automotive electronic parts, and was previously Engineering Manager for Tekonsha Engineering from 1995 to 2002.

          Dean Calhoun (age 50) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer and lumber manufacturing company, Chief Executive Officer of Altenburg Hardware Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC and Chief Executive Officer of Tri-State Hardwood Co. Inc.

          John H. Castle (age 51) has been a director of Southern since 2002, a director of Southern Michigan Bank since 2002 and a director of FNB since 2007. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. He is Chairman of the Board of SMB Mortgage Co. and SMB&T Financial Services, Inc.

          Robert L. Hance (age 53) has been a director of Southern since December 17, 2007. Mr. Hance was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Hance is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Hance has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2004. Mr. Hance is the President of Midwest Energy Cooperative, an electric utility.

          Nolan E. Hooker (age 57) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company.

          Executive Officers Who Are Not Directors

          Danice L. Chartrand (age 42) is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank. She is the Treasurer and Secretary of SMB&T Financial Services, Inc. and the Treasurer of SMB Mortgage Co.

          Loren V. Happel (age 53) is the Senior Vice President of Southern, Southern Michigan Bank and SMB Mortgage Company.

Audit Committee

          Southern has a separately-designated standing audit committee consisting solely of independent directors as defined by the applicable rules of the NASDAQ Stock Market, LLC. During 2008, the Audit Committee consisted of Mr. Cole (Chairman), Ms. Albright, and Messrs. Hull, Hooker, Carton, and Labrecque. Mr. Cole is considered an "audit committee financial expert" as defined by the SEC.

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

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation of Southern's named executive officers.
Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation (3)	Total

John H. Castle	2008	$221,000	$-	$10,316	$33,007	$-	$-	$25,234	$289,557
Chairman and	2007	212,360	58,800	4,916	27,180	-	-	19,965	323,221
CEO

Kurt G. Miller	2008	$177,000	$-	$8,253	$27,821	$-	$-	$19,670	$232,744
President	2007	169,888	48,300	3,933	22,806	-	-	18,976	263,903

Danice L. Chartrand	2008	$120,438	$-	$2,579	$12,500	$-	$-	$9,167	$144,684
Senior Vice	2007	112,035	27,500	1,229	9,981	-	-	10,015	160,760
President and CFO

Richard E. Dyer (4)	2008	$92,564	$-	$3,240	$1,372	$-	$-	$240,872	$338,048

(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)

The amount listed reflects the portion of the fair value of option grants and stock awards that represent earned compensation for the year listed on the same basis as included in the Company's financial statements. Value of stock options granted is based on "Grant Date Present Value" as calculated using a Black-Scholes option pricing model. Information regarding all forfeitures of option awards during 2008 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

(3)

"All Other Compensation" includes the value of Southern's matching contributions to each executive officer in the qualified retirement plan, the taxable benefit of company owned vehicles, company paid life insurance premiums (a benefit that is generally available to Southern's salaried employees), country club memberships and severance pay. None of Southern's named executive officers received perquisites or personal benefits having an aggregate value of $10,000 or greater. The table below provides details regarding all other compensation paid to named executive officers.

(4)

As previously disclosed, Mr. Dyer resigned from his position as a director and Executive Vice President of Southern and all other positions with Southern and its affiliates on July 22, 2008. Mr. Dyer's resignation was by mutual agreement between Mr. Dyer and Southern.

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	Other		Total

Mr. Castle	2008	$17,208	$1,415	$2,571	$4,040	$-		$25,234
	2007	11,357	1,430	3,178	4,000	-		19,965

Mr. Miller	2008	$13,825	$879	$1,801	$3,165	$-		$19,670
	2007	11,128	1,404	2,419	4,025	-		18,976

Ms. Chartrand	2008	$8,938	$-	$229	$-	$-		$9,167
	2007	9,022	-	993	-	-		10,015

Mr. Dyer	2008	$8,280	$-	$671	$-	$231,921	(1)	$240,872

(1)

The amount listed includes a payment under Mr. Dyer's Transition Agreement and payments relating to his resignation from the Company, including a severance payment, COBRA reimbursement, and automobile benefit.

Narrative Discussion of Summary Compensation Table

          Employment Agreements

          John H. Castle Employment Agreement

          As an inducement for Mr. Castle's agreement to serve as a director and Chief Executive Officer of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Castle in 2004 that continues until either Southern or Mr. Castle provides notice of termination. Under this agreement, Southern agreed to:
•	pay Mr. Castle a salary of at least $168,630 per year, or as may be adjusted, less taxes and withholdings, plus possible bonuses and participation in equity plans sponsored by Southern;

•	provide Mr. Castle with the use of an automobile at the expense of Southern;

•	reimburse Mr. Castle for all documented business expenses;

•	continue to pay Mr. Castle his base salary for one year, health care continuation coverage premium for one year and outplacement assistance up to $5,000 if Mr. Castle is terminated without cause;

•

pay Mr. Castle 2.99 times his average base salary and bonus if Mr. Castle is terminated, without cause, or quits for "good reason" following a change in control of Southern or within six months before a change in control of Southern;

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

          Kurt G. Miller Employment Agreement

          As an inducement for Mr. Miller's agreement to serve as President of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Miller in 2004 on the same terms as those for Mr. Castle described above, except that Mr. Miller's base salary was initially at least $134,905 per year, or as may be adjusted, less taxes and withholdings.

          Richard E. Dyer Employment Agreement

          On April 17, 2007, Mr. Dyer entered into an Employment Agreement with Southern, which automatically became effective at the effective time of the acquisition of FNB Financial Corporation. On July 22, 2008, Mr. Dyer resigned from his position as a director and Executive Vice President of Southern and all other positions with Southern and its affiliates. Mr. Dyer's resignation was by mutual agreement between Mr. Dyer and Southern. In connection with his resignation, Mr. Dyer and Southern entered into a Separation Agreement. Additional information about the material terms of the Separation Agreement is discussed below under "Additional Narrative Disclosure - Agreements with Payments Upon Resignation, Retirement, Termination of Employment, or Change in Control," which information is here incorporated by reference.

Outstanding Equity Awards at Fiscal Year-End

          The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2008.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)	Equity Incentive Plan Awards: Number of Unearned Shares, Units or Other Rights That Have Not Vested (#)	Equity Incentive Plan Awards: Market or Payout Value of Unearned Shares, Units or Other Rights That Have Not Vested ($)

John H. Castle	1,575	-	15.72	3/17/2013
	8,925	-	20.05	1/2/2014
	8,925	-	25.89	1/2/2015
	10,500	-	22.80	12/19/2015
	4,500	4,500	24.58	1/29/2017
	4,000	16,000	23.90	4/24/2017
	-	4,000	18.00	6/17/2018
					800	5,800
					1,500	10,875

Kurt G. Miller	1,575	-	15.72	3/17/2013
	6,825	-	20.05	1/2/2014
	6,825	-	25.89	1/2/2015
	8,400	-	22.80	12/19/2015
	3,600	3,600	24.58	1/29/2017
	3,600	14,400	23.90	4/24/2017
	-	3,200	18.00	6/17/2018
					640	4,640
					1,200	8,700

Danice L.	327	-	14.55	4/17/2011
Chartrand	945	-	15.72	3/17/2013
	2,625	-	20.05	1/2/2014
	2,625	-	25.89	1/2/2015
	2,625	-	22.80	12/19/2015
	1,125	1,125	24.58	1/29/2017
	2,200	8,800	23.90	4/24/2017
	-	1,000	18.00	6/17/2018
					200	1,450
					375	2,719

(1)	All exercisable options are fully vested.
(2)	The non vested options granted in January 2007 and June 2008 vest annually over a 2 year period; the options granted in April 2007 vest annually over a 5 year period.

(3)	The restricted shares were granted in January 2007 and June 2008 and vest over a five year period (20% each year)

Additional Narrative Disclosure

          ESOP and 401(k) Plan

          The Southern Michigan Bank & Trust Employee Stock Ownership Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the "Code") and includes 401(k) provisions.

          The purpose of the 401(k) plan is to permit Southern Michigan Bank employees, including the named executive officers, to save for retirement on a pre-tax basis. In addition to an employee's pre-tax contributions, Southern Michigan Bank may make discretionary matching and employee stock ownership plan contributions to the 401(k) plan. If Southern Michigan Bank makes matching or employee stock ownership plan contributions to the 401(k) plan, those contributions are immediately 100% vested. Southern Michigan Bank has generally made a matching contribution to the 401(k) plan each year. All full-time employees who are 21 years of age or older are eligible to participate in the plan.

          Each participant in the 401(k) plan has an account to record the participant's interest in the plan. Amounts contributed by or on behalf of a participant are credited to his or her account. A participant's benefit from the 401(k) plan is equal to the vested amount in the participant's account when he or she terminates employment with Southern Michigan Bank. The employee stock ownership portion of the plan, in part, is designed to invest primarily in Southern common stock.

          Southern Michigan Bank & Trust Pension Plan

          Except as described below, employees are eligible to participate in the Southern Michigan Bank & Trust Pension Plan at age 21 after completing one year of service in which the employee worked at least 1,000 hours. A participant is considered vested after 5 years of vesting service. A year of vesting service is credited for each calendar year that a participant is credited with 1,000 hours of service, including years before the plan was adopted and before the participant reached age 18.

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

          Effective December 31, 2006, the Southern Michigan Bank & Trust Pension Plan was partially frozen. Current participants who met specific age and years of service requirements were grandfathered in the plan and continue to accrue benefits under the plan. All other employees will continue to vest in their December 31, 2006, benefit balances but will not accrue any additional benefits. The named executives do not meet the age and years of service requirement to be grandfathered in the plan, so they will not accrue any additional benefits under the plan.

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

          In February of 2009, the board of directors froze accrual of additional benefits under the SERP as of December 31, 2008. The board of directors, in its discretion, may determine to allow the accrual of additional benefits under the SERP in the future.

          Non-Qualified Deferred Compensation

          The named executive officers are eligible to participate in a non-qualified deferred compensation plan. Participants in the plan may elect to defer up to 100% of their salary and other cash compensation on an annual basis.

          The plan provides that Southern will pay to each participant a lump sum or 180 equal monthly payments, as the participant elects, upon early retirement (age 60) or normal retirement (age 65), disability or a change in control of Southern. If the participant's termination of employment occurs prior to early retirement, the participant will receive a lump sum distribution. No payments will be made before the date that is six months after termination of employment. Payments to which the participant would otherwise have been entitled during the six months will be accumulated and paid on the first day after six months following the date of participant's termination of employment.

          Under terms of the plan, if the executive officer dies while in the active service of Southern, the executive officer's beneficiary will receive a supplemental death benefit. This supplemental death benefit will be the estimated deferral account balance at the executive officer's normal retirement age divided by 180, payable monthly for 180 months. The estimated deferral account balance will be calculated by taking the deferral account balance on the date of death plus the average monthly contribution made over the previous 12 months, projected at the current plan interest rate (not to exceed 7%), to the executive officer's normal retirement age. This amount will not exceed the net death benefit paid to the bank under the executive officer's bank owned life insurance policy(s). No premiums were paid in 2008 on any named executive's bank owned life insurance policies.

          Agreements with Payments Upon Resignation, Retirement, Termination of Employment, or Change in Control

          Information about the material terms of the employment agreements for John H. Castle and Kurt G. Miller that provide payments to Messrs. Castle or Miller upon their resignation, retirement, termination of employment or a change in control of Southern are described above under "Executive Compensation - Narrative Disclosure to Summary Compensation Table," and is here incorporated by reference.

          Southern entered into a Separation Agreement with Mr. Dyer effective as of March 26, 2008. The terms of the Separation Agreement provided Mr. Dyer the following benefits: (i) salary continuation of $6,170.92 per bi-weekly pay period for the 52 week period beginning with the week of July 20, 2008 and ending with the week of July 12, 2009; (ii) reimbursement for COBRA continuation premiums, subject to certain conditions; (iii) up to $5,000 of outplacement assistance, subject to certain conditions; (iv) payment for any accrued and unused vacation time; and (v) transfer of title to Mr. Dyer of an automobile used by Mr. Dyer during his employment. Mr. Dyer agreed to, among other things, release any and all claims against Southern and its affiliates and not to compete with Southern or its affiliates, subject to certain terms and conditions. In December of 2008, Southern determined that it was entitled to discontinue payments to Mr. Dyer under the terms of the Separation Agreement and did so.

Compensation of Directors

          Directors who are not employed by Southern or any subsidiary of Southern ("non-employee directors") received an annual retainer of $13,000 in 2008. The Chairman of the audit committee received an additional $2,000 retainer. The Chairman of the compensation committee and the Chairman of the corporate governance committee each received an additional $1,000 retainer. Directors who are employed by Southern or either of the Banks do not receive director compensation.

          Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2008 on any directors' bank owned life insurance policies.

          The following table summarizes the compensation of Southern's directors who are not named executive officers.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)	Stock Awards ($)(3)	Option Awards ($)(3)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)

Marcia S. Albright	13,000	516	850	-	-	-		14,366
Dean Calhoun	13,000	516	850	-	-	-		14,366
John S. Carton	13,000	270	114	-	-	-		13,384
H. Kenneth Cole	15,000	516	850	-	-	-		16,366
Gary H. Haberl	13,000	516	850	-	-	677	(2)	15,043
Robert L. Hance	13,000	270	114	-	-	-		13,384
Nolan E. Hooker	14,000	516	850	-	-	-		15,366
Gregory J. Hull	14,000	516	850	-	-	-		15,366
Thomas E. Kolassa	13,000	516	850	-	-	-		14,366
Donald J. Labrecque	13,000	516	850	-	-	1,230	(2)	15,596
Brian P. McConnell	13,000	270	114	-	-	-		13,384
Thomas D. Meyer(4)	6,000	180	71	-	-	-		6,251
Freeman E. Riddle	13,000	516	850	-	-	14,051	(1)	28,417

(1)	Payments made under deferred fee plan.
(2)	Premiums paid for term insurance to cover supplemental death benefit.
(3)

The amount listed reflects the portion of the fair value of option grants and stock awards that represent earned compensation for the year listed on the same basis as included in the Company's financial statements. Value of stock options granted is based on "Grant Date Present Value" as calculated using a Black-Scholes option pricing model. Information regarding all forfeitures of option awards during 2008 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

(4)	Director Meyer was appointed to the FNB Financial board of directors in April 2008 and to the Southern board of directors in December 2008.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information, as of December 31, 2008, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock:

Five Percent Shareholders
Amount and Nature of Beneficial
Ownership of Southern Common Stock(1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class(3)

Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	-	157,666(4)	157,666	6.82%

Gwyn Hartman 47315 Westlake Drive Shelby Township, Michigan 48315-4555	12,374(5)	153,493(6)	165,867	7.17%

Greenleaf Trust 100 W. Michigan Avenue, Suite 100 Kalamazoo, Michigan 49007	-	153,493(6)	153,493	6.64%

          The following table shows certain information concerning the number of shares of Southern common stock held as of December 31, 2008, by each of Southern's directors, each of the named executive officers, and all of Southern's directors and executive officers as a group:

Stock Ownership By Management
Amount and Nature of Beneficial Ownership of
Southern Common Stock(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Stock Options(7)	Total Beneficial Ownership	Percent of Class(3)

Marcia S. Albright	1,540	-	2,133	3,673	*
John S. Carton	1,474	-	-	1,474	*
Dean Calhoun	10	40,032	400	40,442	1.75%
John H. Castle	9,490	170	38,925	48,585	2.07%
Danice L. Chartrand	2,265	-	11,397	13,662	*
H. Kenneth Cole	447	-	2,448	2,895	*
Gary H. Haberl	10	6,000	1,293	7,303	*
Loren V. Happel	1,890	-	1,695	3,585	*
Robert L. Hance	-	200	-	200	*
Nolan E. Hooker	2,570	3,705	2,448	8,723	*
Gregory J. Hull	10	2,763	2,448	5,221	*
Thomas E. Kolassa	9,639	-	2,448	12,087	*
Donald J. Labrecque	1,455	-	1,293	2,748	*
Brian McConnell	1,900	-	-	1,900	*
Thomas D. Meyer	3,371	50	-	3,421	*
Kurt G. Miller	6,098	12	30,825	36,935	1.58%
Freeman E. Riddle	1,000	9,000	1,818	11,818	*

All directors and executive officers as a group	43,169	61,932	99,571	204,672	8.49%
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

(3)

Based on a total of 2,311,740 issued and outstanding shares as of December 31, 2008, plus the number of shares subject to stock options that are currently exercisable or that will be exercisable by holders of such stock options within 60 days.

(4)

Southern Michigan Bank holds 157,666 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% or more of such shares. Included in the 157,666 shares are 131,648 shares which Southern Michigan Bank is the trustee of an ESOP/401(k) Plan for its employees. Of that number, 100,392 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.

(5)	Includes 12,374 shares held by Ms. Hartman as trustee.
(6)	Ms. Hartman and Greenleaf Trust are co-trustees and the shares reported as held by each of them are the same shares.
(7)

Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.

          The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2008:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by security holders	221,945	$ 22.64	185,198
Equity compensation plans not approved by security holders	-	-	-
Total	221,945	$ 22.64	185,198

Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, our bank subsidiaries in the ordinary course of business during 2008. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect are in default as of the date of this proxy statement.

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

          On April 17, 2007, Mr. Dyer entered into a Transition Agreement with Southern, which automatically became effective at the effective time of the acquisition of FNB Financial Corporation. Under the Transition Agreement, Southern paid Mr. Dyer a lump sum cash payment in the amount of $140,000, in lieu of any and all payments and benefits to which he would have otherwise have been entitled under certain employment agreements with FNB Financial Corporation, except for Mr. Dyer's vested rights in the FNB Financial Corporation 401(k) Profit Sharing Plan, pending claims under FNB Financial Corporation's health insurance program, any right of indemnity under the Articles or Bylaws of FNB Financial Corporation or FNB Financial, or his rights under the Supplemental Life Insurance Agreement dated October 25, 2004 between the Mr. Dyer and FNB Financial Corporation.
Item 14.	Principal Accountant Fees and Services

          The aggregate fees billed by Clifton Gunderson LLP to Southern and its subsidiaries for fiscal years 2008 and 2007 are as follows:
	Fiscal 2008	Fiscal 2007

Audit Fees(1)	$140,802	$127,832
Audit-Related Fees(2)	2,729	-
Tax Fees(3)	17,000	15,000
All Other Fees	-	-
	$160,531	$142,832

____________________
(1)

Audit fees consist of the audit of the Company's annual consolidated financial statements, reviews of quarterly reports on Form 10-Q (beginning with the September 30, 2007 filing), preparation of annual "management letter", meetings with the audit committee and related consultations.

(2)	Audit related fees consist of fees relating to filing of Form S-1 for Dividend Reinvestment Plan and Form S-8 for Stock Incentive Plan of 2005.

(3)	Tax fees consist of annual tax compliance and preparation fees and related tax advice.

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

Report of Independent Registered Public Accounting Firm of Clifton Gunderson LLP dated March 10, 2009

Consolidated Balance Sheets as of December 31, 2008 and 2007

Consolidated Statements of Income for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2008, 2007 and 2006

Consolidated Statements of Cash Flows for the years ended December 31, 2008, 2007 and 2006

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

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.1.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.2.

4.3

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*

Form of Employment Agreement with John H. Castle. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.1. Here incorporated by reference.

10.2*

Form of Employment Agreement with Kurt G. Miller. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.2. Here incorporated by reference.

10.3*

Form of Employment Agreement with Richard E. Dyer. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.3. Here incorporated by reference.

10.4*

Form of Transition Agreement with Richard E. Dyer. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.4. Here incorporated by reference.

10.5*

Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.6*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.7*

Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

Exhibit Number	Document

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

10.11

Business Loan Agreement with LaSalle Bank N.A. Previously filed with the Commission on November 27, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated November 20, 2007, Exhibit 10.1. Here incorporated by reference.

10.12

Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.13

Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.14

Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

10.15*

Separation Agreement between Southern Michigan Bancorp, Inc. and Richard E. Dyer. Previously filed with the Commission on November 14, 2008 in Southern Michigan Bancorp, Inc.'s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, Exhibit 10. Here incorporated by reference.

21

Subsidiaries of Southern Michigan Bancorp, Inc. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 21. Here incorporated by reference.

23	Consent of Clifton Gunderson LLP - Independent Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2008. This exhibit is furnished to, and not filed with, the Commission.

Exhibit Number	Document

99.2	Proxy Statement for annual meeting to be held May 14, 2009. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 14, 2009. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

          Southern will furnish to shareholders subsequent to the filing of this annual report an Annual Report to Shareholders for fiscal year ended December 31, 2008, a Proxy Statement for annual meeting to be held Thursday May 14, 2009, and a Proxy for annual meeting to be held May 14, 2009. Southern will furnish copies of such material to the Commission when it is sent to shareholders.

SIGNATURES

          Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 30, 2009
John H. Castle Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons in the capacities and on the dates indicated.
/s/ John H. Castle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 30, 2009
John H. Castle

/s/ Kurt G. Miller	President and Director	March 30, 2009
Kurt G. Miller

/s/ Danice L. Chartrand	Senior Vice President, Chief Financial Officer, Secretary, and Treasurer (Principal Financial and Accounting Officer)	March 30, 2009
Danice L. Chartrand

/s/ Marcia S. Albright	Director	March 30, 2009
Marcia S. Albright*

/s/ Dean Calhoun	Director	March 30, 2009
Dean Calhoun*

/s/ John S. Carton	Director	March 30, 2009
John S. Carton*

/s/ H. Kenneth Cole	Director	March 30, 2009
H. Kenneth Cole*

/s/ Gary H. Haberl	Director	March 30, 2009
Gary H. Haberl*

/s/ Robert L. Hance	Director	March 30, 2009
Robert L. Hance*

/s/ Nolan E. Hooker	Director	March 30, 2009
Nolan E. Hooker*

/s/ Gregory J. Hull	Director	March 30, 2009
Gregory J. Hull*

/s/ Thomas E. Kolassa	Director	March 30, 2009
Thomas E. Kolassa*

/s/ Donald J. Labrecque	Director	March 30, 2009
Donald J. Labrecque*

/s/ Brian P. McConnell	Director	March 30, 2009
Brian P. McConnell*

/s/ Thomas D. Meyer	Director	March 30, 2009
Thomas D. Meyer*

/s/ Freeman E. Riddle	Director	March 30, 2009
Freeman E. Riddle*

*By	/s/ John H. Castle
John H. Castle, Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

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

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.1.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. See Exhibit 3.2.

4.3

Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant's total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*

Form of Employment Agreement with John H. Castle. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.1. Here incorporated by reference.

10.2*

Form of Employment Agreement with Kurt G. Miller. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.2. Here incorporated by reference.

10.3*

Form of Employment Agreement with Richard E. Dyer. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.3. Here incorporated by reference.

10.4*

Form of Transition Agreement with Richard E. Dyer. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.4. Here incorporated by reference.

10.5*

Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.6*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.7*

Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

Exhibit Number	Document

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

10.11

Business Loan Agreement with LaSalle Bank N.A. Previously filed with the Commission on November 27, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated November 20, 2007, Exhibit 10.1. Here incorporated by reference.

10.12

Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.13

Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.14

Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

10.15*

Separation Agreement between Southern Michigan Bancorp, Inc. and Richard E. Dyer. Previously filed with the Commission on November 14, 2008 in Southern Michigan Bancorp, Inc.'s Quarterly report on Form 10-Q for the quarterly period ended September 30, 2008, Exhibit 10. Here incorporated by reference.

21

Subsidiaries of Southern Michigan Bancorp, Inc. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 21. Here incorporated by reference.

23	Consent of Clifton Gunderson LLP - Independent Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2008. This exhibit is furnished to, and not filed with, the Commission.

Exhibit Number	Document

99.2	Proxy Statement for annual meeting to be held May 14, 2009. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 14, 2009. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.