Form 10-Q
period 2009-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2009-05-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

(517) 279-5500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       X      No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer             Accelerated filer             Non-accelerated filer       Smaller reporting company   X

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes             No    X

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of May 14, 2009, was 2,323,970 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions. Management's determination of the provision and allowance for loan losses and other accounting estimates, such as the carrying value of goodwill and mortgage servicing rights, involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. Our ability to successfully implement new programs and initiatives, increase efficiencies and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate markets and the Michigan and national economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008; the timing and level of asset growth; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of the ongoing war on terrorism and other military actions; and current uncertainties and fluctuations in the financial and credit markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$12,898	$27,989
Federal funds sold	2,020	3,320
Securities available for sale	65,535	65,718
Loans held for sale, net of valuation of -0- in 2009 and 2008	1,412	121
Loans, net of allowance for loan losses of $6,890 - 2009 ($7,104 - 2008)	325,344	328,206
Premises and equipment, net	13,026	13,286
Accrued interest receivable	2,347	2,614
Net cash surrender value of life insurance	9,607	9,523
Goodwill	13,422	13,422
Other intangible assets	2,627	2,717
Other assets	9,174	8,080
TOTAL ASSETS	$457,412	$474,996

LIABILITIES
Deposits:
Non-interest bearing	$53,933	$57,216
Interest bearing	323,387	336,827
Total deposits	377,320	394,043
Securities sold under agreements to repurchase and overnight borrowings	14,305	13,890
Accrued expenses and other liabilities	4,435	4,272
Other borrowings	11,314	12,492
Subordinated debentures	5,155	5,155
Total liabilities	412,529	429,852

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 101,415 shares outstanding in 2009 (100,392 in 2008)	700	728

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,323,970 shares in 2009 (2,311,740 shares in 2008)
Outstanding (other than ESOP shares) - 2,222,555 shares in 2009 (2,211,348 shares in 2008)	5,556	5,528
Additional paid-in capital	18,700	18,588
Retained earnings	20,204	20,593
Accumulated other comprehensive income, net	481	413
Unearned Employee Stock Ownership Plan shares	(563)	(591)
Unearned restricted stock compensation	(195)	(115)
Total shareholders' equity	44,183	44,416
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$457,412	$474,996

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2009	2008
Interest income:
Loans, including fees	$4,944	$6,144
Federal funds sold	9	127
Securities:
Taxable	389	638
Tax-exempt	230	243
	619	881
Total interest income	5,572	7,152

Interest expense:
Deposits	1,288	2,152
Other	195	298
Total interest expense	1,483	2,450
Net Interest Income	4,089	4,702
Provision for loan losses	1,450	350
Net Interest Income after Provision for Loan Losses	2,639	4,352

Non-interest income:
Service charges on deposit accounts	568	659
Trust fees	251	288
Net gains on security calls and sales	-	13
Net gains on loan sales	193	119
Earnings on life insurance assets	84	88
Gain on life insurance proceeds	-	371
Income and fees from automated teller machines	157	148
Other	235	264
Total non-interest income	1,488	1,950
Non-interest expense:
Salaries and employee benefits	2,510	2,687
Occupancy, net	397	387
Equipment	224	298
Printing, postage and supplies	153	151
Telecommunication expenses	91	108
Professional and outside services	385	275
Software maintenance	72	134
FDIC assessments	112	26
Amortization of other intangibles	90	93
Other	713	736
Total non-interest expense	4,747	4,895
INCOME (LOSS) BEFORE INCOME TAXES	(620)	1,407
Federal income tax provision (credit)	(349)	206
NET INCOME (LOSS)	$(271)	$1,201
Basic Earnings (Loss) Per Common Share	$(0.12)	$0.52
Diluted Earnings (Loss) Per Common Share	$(0.12)	$0.52
Dividends Declared Per Common Share	$0.05	$0.20

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Three Months Ending March 31, 2008 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Unearned Compen- sation	Total
Balance at January 1, 2008	$5,539	$17,087	$21,629	$122	$(103)	$(55)	$44,219

Comprehensive income:
Net income			1,201				1,201
Net change in other comprehensive
income items				652			652
Total comprehensive income							1,853
Cash dividends declared - $.20 per share			(461)				(461)
Change in common stock subject
to repurchase	(19)	203					184
Purchase of shares by ESOP (28,500 shares)					(609)		(609)
Vesting of restricted stock						4	4
Stock option expense		26					26
Balance at March 31, 2008	$5,520	$17,316	$22,369	$774	$(712)	$(51)	$45,216

Balance at January 1, 2009	$5,528	$18,588	$20,593	$413	$(591)	$(115)	$44,416

Comprehensive income:
Net loss			(271)				(271)
Net change in other comprehensive
income items				68			68
Total comprehensive loss							(203)
Cash dividends declared - $.05 per share			(118)				(118)
Change in common stock subject
to repurchase	(2)	30					28
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	60				(90)	-
Reduction of ESOP obligation					28		28
Vesting of restricted stock						10	10
Stock option expense		22					22
Balance at March 31, 2009	$5,556	$18,700	$20,204	$481	$(563)	$(195)	$44,183

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2009	2008
Operating Activities
Net income (loss)	$(271)	$1,201
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Provision for loan losses	1,450	350
Depreciation	268	302
Net amortization (accretion) of investment securities	31	(28)
Loans originated for sale	(13,541)	(6,507)
Proceeds on loans sold	12,443	6,226
Net gains on loan sales	(193)	(119)
Gain on life insurance proceeds	-	(371)
Stock option and restricted stock grant compensation expense	32	30
Net securities gains	-	(13)
Amortization of other intangible assets	90	93
Net loss on disposal of fixed assets	2	-
Net change in obligation under ESOP	28	-
Net change in:
Accrued interest receivable	267	480
Cash surrender value	(84)	(88)
Other assets	290	695
Accrued expenses and other liabilities	165	(156)
Net cash from operating activities	977	2,095

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	13,024	24,658
Purchases	(12,769)	(21,652)
Net change in federal funds sold	1,300	(6,041)
Loan originations and payments, net	(7)	601
Additions to premises and equipment	(10)	(398)
Net cash from investing activities	1,538	(2,832)

Financing Activities
Net change in deposits	(16,723)	1,206
Net change in securities sold under agreements to repurchase and overnight borrowings	415	(955)
Proceeds from other borrowings	-	600
Repayments of other borrowings	(1,180)	(1,237)
Purchase of ESOP shares	-	(609)
Cash dividends paid	(118)	(461)
Net cash from financing activities	(17,606)	(1,456)
Net change in cash and cash equivalents	(15,091)	(2,193)
Beginning cash and cash equivalents	27,989	14,470
Ending cash and cash equivalents	$12,898	$12,277

Cash paid for interest	$1,668	$2,557
Cash paid for income taxes	-	150
Transfers from loans to other real estate owned	1,419	270

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. and its wholly-owned subsidiaries, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB) after elimination of significant inter-company balances and transactions. SMB&T owns SMB Mortgage Company, which transacts all residential real estate loans and it is consolidated into SMB&T's financial statements. FNB owns FNB Financial Services, which conducts a brokerage business and is consolidated into FNB's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I, for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2008 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:
In December 2007, the FASB issued Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations ("SFAS 141 (R)"). SFAS 141(R) recognizes and measures the goodwill acquired in the business combination and defines a bargain purchase, and requires the acquirer to recognize that excess as a gain attributable to the acquirer. In contrast, Statement 141 required the "negative goodwill" amount to be allocated as a pro rata reduction of the amounts assigned to assets acquired. SFAS 141(R) applies prospectively to business combinations for which the acquisition date is on or after December 15, 2008. The Company had no transactions in 2009 applicable to SFAS No. 141(R).

In December 2007, the FASB issued SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51 ("SFAS 160"), to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent's equity.  SFAS 160 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Since the Company owns 100% of all subsidiaries, SFAS 160 has no impact on the Company's consolidated financial condition or results of operations.

Statement of Financial Accounting Standards No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133 ("SFAS 161") requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. SFAS 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of SFAS No. 141R did not have a material impact on the consolidated financial statements.

During May 2008, the FASB issued SFAS 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). This Statement identifies the sources of accounting principles and the framework for selecting the principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles (GAAP) in the United States. Adoption of SFAS 162 was not a change in the Company's current accounting practices; therefore, it did not have a material impact on the Company's consolidated financial condition or results of operations.

FASB Staff Position EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions are Participating Securities ("FSP EITF 03-6-1"). FSP EITF 03-6-1 requires companies to treat unvested share-based payment awards that have non-forfeitable rights to dividend or dividend equivalents as a separate class of securities in calculating earnings per share. FSP EITF 03-6-1 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008, and requires a company to retrospectively adjust its earnings per share data. The Company adopted FSP EITF 03-6-1 effective January 1, 2009, and adoption did not have a material effect on consolidated results of operations or earnings per share.

Effect of Newly Issued But Not Yet Effective Accounting Standards:
In April 2009, the FASB issued Staff Positions (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether an impairment is other-than-temporary for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009. The Company does not expect the adoption to have a material effect on its results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, and shall be applied prospectively. Early adoption is permitted for periods ending after March 15, 2009. The Company plans to adopt this FSP in the second quarter of 2009. The Company does not expect the adoption to have a material effect on its results of operations or financial position.

In April 2009, the FASB issued Staff Position (FSP) No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009, subject to specified conditions. The Company plans to adopt this FSP in the second quarter of 2009.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2009 and 2008 is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2009	Three Months Ended March 31, 2008

Basic earnings per share:
Net income (loss)	$(271)	$1,201

Weighted average common shares outstanding	2,320,912	2,307,924

Less unallocated ESOP shares	31,133	11,115

Weighted average common shares outstanding for basic earnings per share	2,289,779	2,296,809

Basic earnings (loss) per share	$(0.12)	$0.52

Diluted earnings per share:
Net income (loss)	$(271)	$1,201

Weighted average common shares outstanding for basic earnings per share	2,289,779	2,296,809

Add: Dilutive effect of assumed exercise of stock options	-	1,661

Weighted average common and dilutive potential common shares outstanding	2,289,779	2,298,470

Diluted earnings (loss) per share	$(0.12)	$0.52

Shares outstanding in 2008 included the issuance of 535,936 shares in connection with the purchase of FNB.

Stock option awards outstanding that were anti-dilutive, and therefore not included in the computation of earnings per share, were as follows: 229,778 and 186,338 for the three months ended March 31, 2009 and 2008, respectively.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares from 157,500 to 300,000. As of March 31, 2009, there were 44,841 shares available for future issuance under the 2000 plan and 113,467 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the three months ended March 31, 2009:

	Shares	Weighted Average Price

Outstanding at beginning of year	215,118	$ 22.72
Granted	14,660	7.40
Exercised	-	-
Forfeited	-	-
Outstanding at March 31, 2009	229,778	21.74

Options exercisable at March 31, 2009	121,808	22.70

The Company has recorded $22,000 in compensation expense related to the stock options for the three month period ended March 31, 2009.

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. In June 2008, 5,535 shares of restricted stock were issued to employees and directors. In January 2009, 12,230 shares of restricted stock were issued to employees and directors. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the issuance of shares of restricted stock of $10,000 was recorded during the three months ended March 31, 2009.

Note E - Fair Value Measurements

As of January 1, 2008, the Company adopted Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company adopted January 1, 2009 the application of SFAS 157 for most nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. Items affected by this deferral included repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measures.

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

Level 1 Inputs - Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs - Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity's own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows. These valuation methodologies were applied to all of the Company's financial and nonfinancial assets and liabilities carried at fair value.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. Unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date for Level 1 securities. For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things. When there is limited activity in the market, such securities are classified as Level 3.

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

Other Real Estate Owned (OREO). The Company values OREO at the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach.

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of March 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$58,765	$3,781	$2,989	$65,535

Nonrecurring:
Impaired loans	$-	$-	$11,045	$11,045

Other real estate owned	$-	$-	$2,208	$2,208

Impaired loans are reported net of a $2,536,000 allowance for loan losses.

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the quarter ending March 31, 2009 (in thousands):
Balance at January 1, 2009	$ 3,002
Net maturities and calls	(12)
Unrealized net gains included in other comprehensive income	(1)

Balance at March 31, 2009	$ 2,989

NOTE F - SUBSEQUENT EVENT

At the close of business on April 24, 2009, SMB&T and FNB united under a single charter and single name: Southern Michigan Bank & Trust.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary banks, Southern Michigan Bank & Trust (SMB&T) and FNB Financial (FNB) for the three month periods ending March 31, 2009 and 2008. At the close of business on April 24, 2009, SMB&T and FNB united under a single charter and single name: Southern Michigan Bank & Trust.

          The continuing decline in economic conditions is having a direct negative impact on the Company. High unemployment, reduced business activity and falling home prices have adversely affected the credit quality of the Company's portfolio. The continued decline in collateral values and cash flows for the Company's commercial and retail borrowers has resulted in higher delinquency rates, increased foreclosure activity and higher charge offs.

          Results of Operations

          For the first three months of 2009, Southern recorded a net loss of $271,000 and basic and diluted loss per share of $0.12, compared with net income of $1,201,000 and basic and diluted earnings per share of $0.52 for the first three months of 2008. A $1.1 million increase in the provision for loan losses as compared to the same period last year and a reduced net interest margin were the primary reasons for the decrease.

          Return on average assets was -0.23% for the first three months of 2009 compared to 0.99% for the first three months of 2008. Return on average shareholders' equity was -2.40% for the first three months of 2009, compared to 10.64% for the same period in 2008.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2008, the Federal Open Market Committee lowered short-term rates eight times for a total of 400 basis points. The Company has been able to lower its cost of funds by 98 basis points compared to March 31, 2008, but tax equivalent yields on average assets declined to 5.45% from 6.82% for the same periods. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the three-month periods ended March 31, 2009 and 2008, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the three-month periods ended March 31, 2009 and 2008. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$335,240	$4,973	5.93%	$333,305	$6,169	7.40%
Federal funds sold(6)	20,008	9.18		15,170	127	3.35
Taxable investment securities(4)	41,150	389	3.78	55,126	638	4.63
Tax-exempt investment securities(1)	23,491	348	5.93	24,819	368	5.93
Total interest earning assets	419,889	5,719	5.45	428,420	7,302	6.82

Non-interest earning assets:
Cash and due from banks	10,189			12,355
Other assets(5)	49,051			49,751
Less allowance for loan losses	(6,582)			(5,140)

Total assets	$472,547			$485,386

Interest bearing liabilities:
Demand deposits	$151,361	205.54%		$160,251	737	1.84%
Savings deposits	52,675	31.24		54,135	138	1.02
Time deposits	132,345	1,052	3.18	133,355	1,277	3.83
Securities sold under agreements to repurchase and federal funds purchased	14,648	12	..33	11,330	61	2.15
Other borrowings	12,278	137	4.46	13,767	150	4.36
Subordinated debentures	5,155	46	3.57	5,155	87	6.75
Total interest bearing liabilities	368,462	1,483	1.61	377,993	2,450	2.59

Non-interest bearing liabilities:
Demand deposits	55,549			55,393
Other	2,689			4,916
Common stock subject to repurchase obligation	714			1,937
Shareholders' equity	45,133			45,147
Total liabilities and shareholders' equity	$472,547			$485,386
Net interest income		$4,236			$4,852
Interest rate spread			3.84%			4.23%
Net yield on interest earning assets			4.04%			4.53%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $118,000 and $29,000, respectively, for 2009 and $125,000 and $25,000, respectively, for 2008.
(2)	Average balance includes average non-accrual loan balances of $8,776,000 in 2009 and $6,113,000 in 2008.
(3)	Interest income includes loan fees of $103,000 in 2009 and $97,000 in 2008.
(4)

Average balance includes average unrealized gain of $1,151,000 in 2009 and $761,000 in 2008 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,099,000 in 2009 and $16,478,009 in 2008 relating to goodwill and other intangible assets.
(6)	Includes $16,885,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Three Months Ended March 31, 2009 Over 2008 Increase (Decrease) Due To			Three Months Ended March 31, 2008 Over 2007 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(1,232)	$36	$(1,196)	$(333)	$1,492	$1,159
Taxable investment securities	(104)	(145)	(249)	(20)	408	388
Tax-exempt investment securities	-	(20)	(20)	-	138	138
Federal funds sold	(149)	31	(118)	(75)	35	(40)

Total interest earning assets	$(1,485)	$(98)	$(1,583)	$(428)	$2,073	$1,645

Interest expense on:

Demand deposits	$(493)	$(39)	$(532)	$(208)	$243	$35
Savings deposits	(103)	(4)	(107)	63	45	108
Time deposits	(215)	(10)	(225)	(98)	290	192
Securities sold under agreements to repurchase and federal funds purchased	(63)	14	(49)	-	61	61
Other borrowings	4	(17)	(13)	(15)	84	69
Subordinated debentures	(41)	-	(41)	(15)	-	(15)

Total interest bearing liabilities	$(911)	$(56)	$(967)	$(273)	$723	$450

Net interest income	$(574)	$(42)	$(616)	$(155)	$1,350	$1,195

          As shown in Tables 1 and 2, tax equivalent net interest income decreased $616,000, or 12.7% in the first three months of 2009 compared to the same period in 2008. Net interest income decreased $574,000 due to rate changes comparing the first quarter of 2009 with the first quarter of 2008 on a tax equivalent basis. This decrease is due to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $147,000 and $150,000 for the three months ended March 31, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses was $1,450,000 for the first quarter of 2009, down from $2,350,000 for the fourth quarter of 2008, but up from $350,000 for the first quarter of 2008. Ongoing economic issues have resulted in stresses on borrowers causing the increase in the Company's provision for loan losses. While specific reserves have decreased at March 31, 2009 from December 31, 2008 levels, it was a result of a number of loans with specific reserves being charged off. Net charge-offs increased significantly in the first quarter of 2009 compared to the first quarter of 2008 and delinquency rates were higher during the first quarter of 2009 as well.

          The allowance was 2.07% of total loans at March 31, 2009 compared to 2.12% at December 31, 2008.

          Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2009 and 2008 were as follows:

(Dollars in Thousands)
	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$1,198	$34	$160	$18
Residential real estate	453	1	37	3
Consumer	78	30	44	23
Total	$1,729	$65	$241	$44

          Net charge-offs in the first three months of 2009 were $1,664,000, or 2.00% of loans on an annualized basis. Net charge-offs in the first three months of 2008 were $197,000, or 0.24% of loans on an annualized basis.

          Non-interest income

          Total non-interest income decreased from $1,950,000 at March 31, 2008 to $1,488,000 at March 31, 2009, a decrease of $462,000. During the first quarter of 2008, the Company recorded a $371,000 gain from life insurance proceeds which represents over 80% of the decrease for the first quarter of 2009. Service charges on deposit accounts also decreased during the first quarter of 2009 compared to 2008. Despite an increase in new accounts, trust fees decreased during the first three months of 2009 when compared to the same period last year as market values of assets decreased.

          Partially offsetting the decreases was an increase in net gains on loan sales. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Income for loans sold in the secondary market increased $74,000 or 62.2% due to the rate driven mortgage loan refinancing activity of the first quarter of 2009.

          Non-interest expense

          Total non-interest expense decreased $148,000, or 3.0%, when comparing the three month periods ending March 31, 2009 and 2008.

          Salaries and employee benefits decreased $177,000 or 6.6% during the first quarter of 2009 when compared to the same period in 2008 as the Company has been able to reduce staff through attrition. At March 31, 2009 the Company had 197 full time equivalent positions (FTE) compared to 204 at March 31, 2008.

          Equipment and software maintenance costs were both lower for the first quarter of 2009 compared to the first quarter of 2008. During the second quarter of 2008, the Company converted FNB Financial to the core processing system used by Southern Michigan Bank & Trust. Costs to maintain the separate core processing systems, including the software and hardware costs, were eliminated resulting in reduced expense.

          Professional and outside services increased during the first quarter of 2009 compared to the same period in 2008 as the Company engaged an outside consulting firm to review non-interest income and expenses. Benefits from the engagement are expected to be recognized throughout the remainder of 2009.

          The Company's FDIC insurance expense increased $86,000 or 330.8% in the first quarter of 2009 compared to the same period of 2008. Premium credits were fully exhausted during the fourth quarter of 2008 resulting in higher premium payments for 2009. The FDIC has also announced significant rate increases for the regular insurance assessment and a one-time special assessment of 20 basis points due September 30, 2009. While the FDIC has since announced it will likely cut, or possibly even eliminate, the special assessment, management nevertheless expects that the Company's FDIC insurance expense will be significantly higher in the future than the levels experienced in the first quarter of 2009.

          Federal income taxes

          Income taxes were a credit of $349,000 for the first quarter of 2009 compared to an expense of $206,000 for the first quarter of 2008. Because of the decline in 2009 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision or credit.

          Financial Condition

          Assets

          Total assets decreased $17.6 million at March 31, 2009 compared to December 31, 2008. Cash and cash equivalents decreased $15.1 million at March 31, 2009 compared to December 31, 2008, due to $14.2 million of non core deposits being eliminated from the balance sheet.

          Loans held for sale increased $1.3 million at March 31, 2009 compared to December 31, 2008 as the Company saw an increase in the number of customers refinancing their home mortgages during the first quarter of 2009 due to lowered long term rates.

          Gross loans decreased $3,076,000, or 0.9% as of March 31, 2009 compared to December 31, 2008. The decreases resulted from seasonal reductions from certain commercial borrowers and net charge offs.

          Nonperforming assets

          Nonperforming assets include non-accrual loans, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosure and deeds in lieu of foreclosure.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	3/31/09	12/31/08	3/31/08
Nonaccrual loans:
Commercial, financial and agricultural	$5,484	$5,512	$5,550
Real estate mortgage	2,989	3,178	1,394
Installment	67	25	-
	8,540	8,715	6,944
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	352	353	106
Real estate mortgage	32	75	153
Installment	34	9	48
	418	437	307

Total nonperforming loans	8,958	9,152	7,251
Other real estate owned	2,208	1,119	902

Total nonperforming assets	$11,166	$10,271	$8,153
Nonperforming loans to total loans	2.70%	2.73%	2.16%
Nonperforming assets to total assets	2.44%	2.16%	1.70%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. The increase in other real estate owned reflects the increased level of foreclosure activity.

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

          Liabilities

          Deposits decreased $16.7 million from December 31, 2008 to March 31, 2009. The decrease consisted of primarily one non core deposit relationship which was eliminated during the first quarter of 2009 totaling $14.2 million. The majority of deposits are derived from core client sources, relating to long term relationships with local personnel, business and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          Total shareholders' equity decreased $233,000 from the year ended December 31, 2008. The decrease is primarily attributable to the current year's net loss and dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of March 31, 2009 and December 31, 2008:
	March 31, 2009	December 31, 2008	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	11.0%	11.0%	8.0%
Tier I capital ratio	9.7%	9.7%	4.0%
Leverage ratio	7.5%	7.9%	4.0%

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

          In the past, the Company has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. The recent events within the financial industry have caused correspondent banks to eliminate these lines of credit that were previously available to the Company. As a result, to ensure adequate liquidity, collateral is pledged at the Federal Reserve Discount Window. At March 31, 2009, $10.2 million of securities were pledged that could be used for future borrowings. In addition, the Company has the ability to borrow $33.3 million from the Federal Home Loan Bank based on collateral pledged.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 13a - 15(e) under the Exchange Act) as of March 31, 2009. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2009 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

          Information concerning risk factors is contained in the section entitled "Risk Factors" in Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008, filed with the Securities and Exchange Commission on March 30, 2009. As of the date of this report, Southern does not believe that there has been a material change in the nature or categories of the Company's risk factors, as compared to the information disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2008.
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
SOUTHERN MICHIGAN BANCORP, INC.

Date: May 14, 2009	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2009	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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