Form 10-Q
period 2009-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2009-08-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of August 14, 2009, was 2,323,410 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "tend" and variations of such words and similar expressions. Management's determination of the provision and allowance for loan losses and other accounting estimates, such as the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary), involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. Our ability to successfully implement new programs and initiatives, increase efficiencies and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate markets and the Michigan and national economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

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

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	June 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$17,917	$27,989
Federal funds sold	2,614	3,320
Securities available for sale	60,382	65,718
Loans held for sale, net of valuation of $0 in 2009 and 2008	562	121
Loans, net of allowance for loan losses of $6,624 - 2009 ($7,104 - 2008)	325,830	328,206
Premises and equipment, net	13,040	13,286
Accrued interest receivable	1,998	2,614
Net cash surrender value of life insurance	9,690	9,523
Goodwill	13,422	13,422
Other intangible assets	2,536	2,717
Other assets	8,505	8,080
TOTAL ASSETS	$456,496	$474,996

LIABILITIES
Deposits:
Non-interest bearing	$55,555	$57,216
Interest bearing	320,326	336,827
Total deposits	375,881	394,043
Securities sold under agreements to repurchase and overnight borrowings	14,641	13,890
Accrued expenses and other liabilities	4,371	4,272
Other borrowings	11,134	12,492
Subordinated debentures	5,155	5,155
Total liabilities	411,182	429,852

Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 99,586 shares outstanding in 2009 (100,392 in 2008)	677	728

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,323,410 shares in 2009 (2,311,740 shares in 2008)
Outstanding (other than ESOP shares) - 2,223,824 shares in 2009 (2,211,348 shares in 2008)	5,560	5,528
Additional paid-in capital	18,560	18,473
Retained earnings	20,839	20,593
Accumulated other comprehensive income, net	213	413
Unearned Employee Stock Ownership Plan shares	(535)	(591)
Total shareholders' equity	44,637	44,416
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$456,496	$474,996

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$4,971	$5,570	$9,915	$11,714
Federal funds sold and balances with banks	11	96	20	223
Securities:
Taxable	278	497	667	1,135
Tax-exempt	223	240	453	483
Total interest income	5,483	6,403	11,055	13,555

Interest expense:
Deposits	1,145	1,686	2,433	3,838
Other	207	358	402	656
Total interest expense	1,352	2,044	2,835	4,494
Net Interest Income	4,131	4,359	8,220	9,061
Provision for loan losses	500	800	1,950	1,150

Net interest income after provision for loan losses	3,631	3,559	6,270	7,911

Non-interest income:
Service charges on deposit accounts	738	691	1,305	1,350
Trust fees	228	260	479	548
Net gains on security calls and sales	407	2	407	15
Net gains on loan sales	236	96	430	215
Earnings on life insurance assets	84	83	168	171
Gain on life insurance proceeds	-	19	-	390
Income and fees from automated teller machines	176	161	333	309
Other	269	204	504	468
Total non-interest income	2,138	1,516	3,626	3,466

Non-interest expense:
Salaries and employee benefits	2,432	2,575	4,942	5,262
Occupancy, net	325	388	722	775
Equipment	231	322	455	620
Printing, postage and supplies	159	169	312	320
Telecommunication expenses	84	88	175	196
Professional and outside services	274	453	660	772
FDIC assessments	407	13	519	39
Software maintenance	143	88	214	222
Amortization of other intangibles	91	94	181	187
Other	728	585	1,441	1,277
Total non-interest expense	4,874	4,775	9,621	9,670
INCOME BEFORE INCOME TAXES	895	300	275	1,707
Federal income tax provision (credit)	144	(49)	(205)	157
NET INCOME	$751	$349	$480	$1,550

Basic Earnings Per Common Share	$.33	$.16	$.21	$.68
Diluted Earnings Per Common Share	$.33	$.16	$.21	$.68
Dividends Declared Per Common Share	$.05	$.20	$.10	$.40

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Six Months Ending June 30, 2008 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total
Balance at January 1, 2008	$5,539	$17,032	$21,629	$122	$(103)	$44,219

Comprehensive income:
Net income			1,550			1,550
Net change in other comprehensive
income items				(2)		(2)
Total comprehensive income						1,548
Cash dividends declared - $.40 per share			(922)			(922)
Change in common stock subject
to repurchase	(22)	385				363
Issuance of restricted stock (5,535 shares of common stock at $18.00 per share)	14	(14)				-
Reduction of ESOP obligation					26	26
Purchase of shares by ESOP (28,500 shares)					(609)	(609)
Vesting of restricted stock		9				9
Stock option expense		53				53
Balance at June 30, 2008	$5,531	$17,465	$22,257	$120	$(686)	$44,687

Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416

Comprehensive income:
Net income			480			480
Net change in other comprehensive
income items				(200)		(200)
Total comprehensive income						280
Cash dividends declared - $.10 per share			(234)			(234)
Change in common stock subject
to repurchase	3	48				51
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Reduction of ESOP obligation					56	56
Vesting of restricted stock		25				25
Forfeiture of restricted stock(560 shares)	(1)	1				-
Stock option expense		43				43
Balance at June 30, 2009	$5,560	$18,560	$20,839	$213	$(535)	$44,637

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2009	2008
Operating Activities
Net income	$480	$1,550
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	1,950	1,150
Depreciation	534	608
Net amortization (accretion) of investment securities	156	(20)
Loans originated for sale	(27,559)	(11,648)
Proceeds on loans sold	27,549	11,408
Net gains on loan sales	(430)	(215)
Proceeds on OREO sales	1,402	880
Net loss on OREO sales	189	113
Gain on life insurance proceeds	-	(390)
Stock option and restricted stock grant compensation expense	68	62
Net securities gains	(407)	(15)
Amortization of other intangible assets	181	187
Net loss on disposal of fixed assets	9	25
Net change in obligation under ESOP	56	26
Net change in:
Accrued interest receivable	616	1,067
Cash surrender value	(168)	(171)
Other assets	212	(523)
Accrued expenses and other liabilities	447	462
Net cash from operating activities	5,285	4,556

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	15,477	-
Proceeds from maturities and calls	21,077	43,866
Purchases	(31,269)	(27,274)
Net change in federal funds sold	706	(14,234)
Loan originations and payments, net	(1,700)	(2,556)
Proceeds from life insurance	-	1,241
Additions to premises and equipment	(297)	(494)
Net cash from investing activities	3,994	549

Financing Activities
Net change in deposits	(18,162)	(4,000)
Net change in securities sold under agreements to repurchase and overnight borrowings	751	(476)
Proceeds from other borrowings	-	600
Repayments of other borrowings	(1,360)	(2,414)
Purchase of ESOP shares	-	(609)
Cash dividends paid	(580)	(922)
Net cash from financing activities	(19,351)	(7,821)
Net change in cash and cash equivalents	(10,072)	(2,716)
Beginning cash and cash equivalents	27,989	14,470
Ending cash and cash equivalents	$17,917	$11,754

Cash paid for interest	$3,032	$4,670
Cash paid for income taxes	-	165
Transfers from loans to other real estate owned	2,126	1,206

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Southern Michigan Bank & Trust (SMB&T), after elimination of significant inter-company balances and transactions. FNB Financial was a wholly-owned subsidiary of the Company until its consolidation with SMB&T in April 2009. SMB&T owns SMB Mortgage Company, which transacts all residential real estate loans and it is consolidated into SMB&T's financial statements. SMB&T also owns FNB Financial Services, which conducts a brokerage business and is also consolidated into SMB&T's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I, for the sole purpose of issuing trust preferred securities. Under U.S. generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In April 2009, the FASB issued Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The FSP requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the FSP expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. This FSP is effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009. The adoption of this FSP on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company because the Company did not hold any other-than-temporary impaired debt securities.

In April 2009, the FASB issued Staff Position (FSP) No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly. This FSP emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. The FSP provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The FSP also requires increased disclosures. This FSP is effective for interim and annual reporting periods ending after June 15,

2009, and shall be applied prospectively. The adoption of this FSP as of April 1, 2009 did not have a material impact on the results of operations or financial position of the Company.

In April 2009, the FASB issued FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments. This FSP amends FASB Statement No. 107, Disclosures about Fair Value of Financial Instruments, to require disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. This FSP is effective for interim reporting periods ending after June 15, 2009. The adoption of this FSP as of April 1, 2009 did not have a material impact on the results of operations or financial position of the Company as it only required disclosures which are included in Note F.

FAS No. 165, "Subsequent Events," establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, this Statement sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. In accordance with this Statement, an entity should apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of this Statement did not significantly change the financial statements. See Note H for additional comments.

Effect of Newly Issued But Not Yet Effective Accounting Standards:

FAS No. 166, "Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140," removes the concept of a qualifying special-purpose entity from Statement 140 and removes the exception from applying FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing this Statement is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. This Statement must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

FAS No. 167, "Amendments to FASB Interpretation No. 46(R)," seeks to improve financial reporting by enterprises involved with variable interest entities. The statement addresses (1) the effects on certain provisions of FASB Interpretation No. 46 (revised December 2003), Consolidation of Variable Interest Entities, as a result of the elimination of the qualifying special-purpose entity concept in FASB Statement No. 166, Accounting for Transfers of Financial Assets, and (2) constituent concerns about the application of certain key provisions of Interpretation 46(R), including those in which the accounting and disclosures under the Interpretation do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. This Statement is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

FAS No. 168, "The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162," will become the source of authoritative U.S. generally accepted accounting principles (GAAP) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. On the effective date of this Statement, the Codification will supersede all then-existing non-SEC accounting and reporting standards. All other nongrandfathered non-SEC accounting literature not included in the Codification will become nonauthoritative. This Statement is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The impact of adoption is not expected to be material.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2009 and 2008 is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2009	Three Months Ended June 30, 2008	Six Months Ended June 30, 2009	Six Months Ended June 30, 2008

Basic earnings per share:
Net income	$751	$349	$480	$1,550

Weighted average common shares outstanding	2,323,550	2,309,308	2,321,983	2,308,715

Less unallocated ESOP shares	30,690	32,182	31,009	20,100

Weighted average common shares outstanding for basic earnings per share	2,292,860	2,277,126	2,290,974	2,288,615

Basic earnings per share	$0.33	$0.16	$0.21	$0.68

Diluted earnings per share:
Net income	$751	$349	$480	$1,550

Weighted average common shares outstanding for basic earnings per share	2,292,860	2,277,126	2,290,974	2,288,615

Add: Dilutive effect of assumed exercise of stock options	-	1,407	-	1,568

Weighted average common and dilutive potential common shares outstanding	2,292,860	2,278,533	2,290,974	2,290,183

Diluted earnings per share	$0.33	$0.16	$0.21	$0.68

Stock option awards outstanding that were anti-dilutive, and therefore not included in the computation of earnings per share, were as follows: 226,690 and 186,038 for the three months ended June 30, 2009 and 2008, respectively, and 229,782 and 186,038 for the six months ended June 30, 2009 and 2008, respectively.

NOTE D - SECURITIES

Investment securities were as follows (in thousands):
Available for sale, June 30, 2009	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$29,615	$232	$(9)
States and political subdivisions	27,076	447	(41)
Corporate	1,024	8	-
Mortgage-backed securities	2,667	58	(1)
Total	$60,382	$745	$(51)

Available for sale, December 31, 2008	Fair Value	Gross Unrealized Gains	Gross Unrealized Losses

U.S. Treasury and Government agencies	$23,841	$294	$-
States and political subdivisions	27,471	418	(26)
Mortgage-backed securities	14,406	341	(30)
Total	$65,718	$1,053	$(56)

Included above for December 31, 2008 are $1,900,000 of floating rate securities that are putable on a weekly basis.

Securities with unrealized losses at June 30, 2009 and December 31, 2008 that have not been recognized in income are as follows (in thousands):
June 30, 2009	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$5,149	$(9)	$-	$-	$5,149	$(9)
States and political subdivisions	2,845	(21)	1,107	(20)	3,952	(41)
Mortgage-backed securities	-	-	97	(1)	97	(1)
Total temporarily impaired	$7,994	$(30)	$1,204	$(21)	$9,198	$(51)

December 31, 2008	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	714	(13)	917	(13)	1,631	(26)
Mortgage-backed securities	1,656	(29)	127	(1)	1,783	(30)
Total temporarily impaired	$2,370	$(42)	$1,044	$(14)	$3,414	$(56)

The Company has performed an evaluation of its investments for other than temporary impairment. No impairment was identified. Unrealized gains and losses within the investment portfolio are determined to be temporary as the issuers are believed to be of high credit quality, management does not intend to sell the securities and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date.

Gains on sales and calls of securities were $407,000 and $15,000 for the six months ended June 30, 2009 and 2008, respectively.

Contractual maturities of debt securities at June 30, 2009 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.
(in thousands)	Fair Value
Due in one year or less	$6,159
Due from one to five years	37,587
Due from five to ten years	12,291
Due after ten years	1,678
Mortgage-backed securities	2,667
Total	$60,382

NOTE E - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which, among other things, increased the authorized shares from 157,500 to 300,000. As of June 30, 2009, there were 46,218 shares available for future issuance under the 2000 plan and 116,658 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the six months ended June 30, 2009:
	Shares	Weighted Average Price

Outstanding at December 31, 2008	215,118	$ 22.72
Granted	14,660	7.40
Exercised	-	-
Forfeited	(4,008)	18.24
Outstanding at June 30, 2009	225,770	21.80

Options exercisable at June 30, 2009	119,520	22.72

The Company has recorded $43,000 and $53,000 in compensation expense related to the stock options for the six month periods ended June 30, 2009 and 2008, respectively.

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. In June 2008, 5,535 shares of restricted stock were issued to employees and directors. In January 2009, 12,230 shares of restricted stock were issued to employees and directors. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the issuance of shares of restricted stock of $25,000 and $9,000 was recorded during the six months ended June 30, 2009 and 2008, respectively.

NOTE F - FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents and federal funds sold: The carrying amount reported in the balance sheet approximates fair value.

Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2009 or December 31, 2008, respectively, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2009 and December 31, 2008, respectively, should not necessarily be considered to apply at subsequent dates.

In addition, other assets and liabilities that are not defined as financial instruments are not included in the following disclosures, such as property and equipment. Also, non-financial instruments typically not recognized in financial statements may have value but are not included in the following disclosures. These include, among other items, the estimated earnings power of core deposit accounts, trained work force, customer goodwill and similar items.

The estimated fair values of the Company's financial instruments are as follows (in thousands):
	June 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$17,917	$17,917	$27,989	$27,989
Federal funds sold	2,614	2,614	3,320	3,320
Securities available for sale	60,382	60,382	65,718	65,718
Loans held for sale	562	562	121	121
Loans, net of allowance for loan losses	325,830	329,000	328,206	332,567
Accrued interest receivable	1,998	1,998	2,614	2,614

Financial liabilities:
Deposits	$(375,881)	$(377,896)	$(394,043)	$(396,237)
Securities sold under agreements to repurchase and overnight borrowings	(14,641)	(14,641)	(13,890)	(13,890)
Other borrowings	(11,134)	(11,331)	(12,492)	(12,690)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(323)	(323)	(520)	(520)

The preceding table does not include net cash surrender value of life insurance and dividends payable which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Company has also unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit. The contract amount of such instruments is considered to be the fair value.

NOTE G - FAIR VALUE MEASUREMENTS

As of January 1, 2008, the Company adopted Financial Accounting Standards No. 157, Fair Value Measurements (FAS 157). In accordance with Financial Accounting Standards Board Staff Position (FSP) No. 157-2, Effective Date of FASB Statement No. 157, the Company adopted, as of January 1, 2009, the application of SFAS 157 for most nonfinancial assets and nonfinancial liabilities not recognized or disclosed at least annually at fair value. Items affected by this deferral included repossessions and other real estate, all for which any necessary impairment analyses are performed using fair value measures.

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

Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1, Level 2 and Level 3 inputs. Unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date for Level 1 securities.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond's terms and conditions, among other things. When there are unobservable inputs, such securities are classified as Level 3.

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on nonaccrual status and loans with a portion of the allowance for loan losses allocated specific to the loan. Some loans may be included in both categories whereas other loans may only be included in one category. Collateral values are estimated using level 2 inputs, including recent appraisals, and Level 3 inputs based on customized discounting criteria.  Due to the significance of the level 3 inputs, impaired loans have been classified as level 3.

Other Real Estate Owned (OREO). The Company values OREO at the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach.

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of June 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$54,095	$3,441	$2,846	$60,382

Nonrecurring:
Impaired loans	$-	$-	$9,413	$9,413

Other real estate owned	$-	$-	$1,703	$1,703

Impaired loans are reported net of a $2,239,000 allowance for loan losses.

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six months ending June 30, 2009 (in thousands):
Balance at January 1, 2009	$3,002
Net maturities and calls	(151)
Unrealized net losses included in other comprehensive income	(5)

Balance at June 30, 2009	$2,846

NOTE H - SUBSEQUENT EVENTS

Management evaluated subsequent events through August 14, 2009, the date the financial statements were issued. Events or transactions occurring after June 30, 2009, but prior to August 14, 2009, that provided additional evidence about conditions that existed at June 30, 2009, have been recognized in the financial statements for the six months ended June 30, 2009. Events or transactions that provided evidence about conditions that did not exist at June 30, 2009, but arose before the financial statements were issued, have not been recognized in the financial statements for the six months ended June 30, 2009.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary bank, Southern Michigan Bank & Trust (SMB&T), for the three and six month periods ending June 30, 2009 and 2008. At the close of business on April 24, 2009, SMB&T and FNB Financial united under a single charter and single name: Southern Michigan Bank & Trust.

          The continuing decline in economic conditions had a direct negative impact on the Company. High unemployment, reduced business activity and falling home prices have adversely affected the credit quality of the Company's loan portfolio. The continued decline in collateral values and cash flows for the Company's commercial and retail borrowers has resulted in higher delinquency rates, increased foreclosure activity and higher charge offs.

          Results of Operations

          For the first six months of 2009, Southern recorded net income of $480,000 and basic and diluted earnings per share of $0.21, compared with net income of $1,550,000 and basic and diluted earnings per share of $0.68 for the first six months of 2008. An $800,000 increase in the provision for loan losses as compared to the same period last year, a reduced net interest margin and costs of FDIC insurance, including a second quarter $217,000 special assessment, were the primary reasons for the decrease in net income.

          Net income for the second quarter of 2009 was $751,000 compared to $349,000 for the same period of 2008. Basic and diluted earnings per share increased from $0.16 for the second quarter of 2008 to $0.33 for the same period of 2009. For the second quarter of 2009, the Company's provision for loan losses was $300,000 lower and non-interest income was $622,000 higher than the comparable period of 2008. The Company recorded $407,000 of gains on the sale of securities and $236,000 on the sale of loans during the second quarter of 2009 compared to $2,000 and $96,000, respectively, for the 2008 comparable period. A reduced net interest margin and increased FDIC premiums, including a $217,000 special assessment for the second quarter of 2009, partially offset the increases.

          Return on average assets was 0.21% for the first six months of 2009 compared to 0.64% for the first six months of 2008. Return on average shareholders' equity was 2.13% for the first six months of 2009 compared to 6.75% for the same period in 2008.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2008, the Federal Open Market Committee lowered short-term rates eight times for a total of 400 basis points. The Company has been able to lower its cost of funds by 84 basis points compared to June 30, 2008, but tax equivalent yields on average assets declined to 5.48% from 6.53% for the same periods. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the six-month periods ended June 30, 2009 and 2008, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the six-month periods ended June 30, 2009 and 2008. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$334,251	$9,973	5.97%	$334,574	$11,786	7.05%
Federal funds sold (6)	16,234	20.25		17,981	223	2.48
Taxable investment securities(4)	39,656	667	3.36	47,797	1,135	4.75
Tax-exempt investment securities(1)(4)	23,716	686	5.79	24,821	731	5.89
Total interest earning assets	413,857	11,346	5.48	425,173	13,875	6.53

Non-interest earning assets:
Cash and due from banks	10,824			12,054
Other assets(5)	48,970			49,765
Less allowance for loan losses	(6,607)			(5,157)

Total assets	$467,044			$481,835

Interest bearing liabilities:
Demand deposits	$144,042	344.48%		$162,259	1,247	1.54%
Savings deposits	53,329	58.22		54,340	233	0.86
Time deposits	134,034	2,031	3.03	128,508	2,358	3.67
Securities sold under agreements to repurchase and federal funds purchased	14,787	22	..30	10,610	94	1.77
Other borrowings	11,764	263	4.47	13,550	407	6.01
Subordinated debentures	5,155	117	4.54	5,155	155	6.01
Total interest bearing liabilities	363,111	2,835	1.56	374,422	4,494	2.40

Non-interest bearing liabilities:
Demand deposits	55,603			55,219
Other	2,595			4,374
Common stock subject to repurchase obligation	703			1,848
Shareholders' equity	45,032			45,972
Total liabilities and shareholders' equity	$467,044			$481,835
Net interest income		$8,511			$9,381
Interest rate spread			3.92%			4.13%
Net yield on interest earning assets			4.11%			4.41%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $233,000 and $58,000, respectively, for 2009 and $248,000 and $72,000, respectively, for 2008.
(2)	Average balance includes average non-accrual loan balances of $8,372,000 in 2009 and $6,969,000 in 2008.
(3)	Interest income includes loan fees of $161,000 in 2009 and $240,000 in 2008.
(4)

Average balance includes average unrealized gain of $1,060,000 in 2009 and $932,000 in 2008 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,057,000 in 2009 and $16,429,000 in 2008 relating to goodwill and other intangible assets.
(6)	Includes $13,535,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Six Months Ended June 30, 2009 Over 2008 Increase (Decrease) Due To			Six Months Ended June 30, 2008 Over 2007 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(1,802)	$(11)	$(1,813)	$(1,289)	$3,000	$1,711
Taxable investment securities	(295)	(173)	(468)	(38)	562	524
Tax-exempt investment securities	(13)	(32)	(45)	(12)	280	268
Federal funds sold	(183)	(20)	(203)	(225)	125	(100)

Total interest earning assets	$(2,293)	$(236)	$(2,529)	$(1,564)	$3,967	$2,403

Interest expense on:

Demand deposits	$(777)	$(126)	$(903)	$(691)	$481	$(210)
Savings deposits	(171)	(4)	(175)	81	85	166
Time deposits	(425)	98	(327)	(323)	501	178
Securities sold under agreements to repurchase and federal funds purchased	(99)	27	(72)	(1)	94	93
Other borrowings	(95)	(49)	(144)	22	220	242
Subordinated debentures	(38)	-	(38)	(48)	-	(48)

Total interest bearing liabilities	$(1,605)	$(54)	$(1,659)	$(960)	$1,381	$421

Net interest income	$(688)	$(182)	$(870)	$(604)	$2,586	$1,982

          As shown in Tables 1 and 2, tax equivalent net interest income decreased $870,000, or 9.3%, in the first six months of 2009 compared to the same period in 2008. Net interest income decreased $688,000 during the first six months of 2009 compared to the first six months of 2008 on a tax equivalent basis. This decrease was due primarily to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with U.S. generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $291,000 and $320,000 for the six months ended June 31, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level believed appropriate by management. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly, if necessary, to reflect changes in the factors above, as well as actual charge-off experience and any known losses.

          The provision for loan losses was $500,000 for the second quarter of 2009, down from $1,450,000 for the first quarter of 2009 and $800,000 for the second quarter of 2008. However, for the first six months of 2009 the provision totaled $1,950,000 compared to $1,150,000 for the same period of 2008. Ongoing economic issues have resulted in stresses on borrowers resulting in the increase in the 2009 provision for loan losses. While specific reserves have decreased at June 30, 2009 from December 31, 2008 levels, it was a result of a number of loans with specific reserves being charged off. Net charge-offs increased significantly in the first quarter of 2009 to $1,664,000 compared to $197,000 for the first quarter of 2008, but then declined by over fifty percent to $766,000, for the second quarter of 2009. Net charge-offs are projected to decline further in the third and fourth quarters.

          The allowance was 1.99% of total loans at June 30, 2009 compared to 2.12% at December 31, 2008.

          Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2009 and 2008 were as follows:

(Dollars in Thousands)
	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$1,556	$43	$436	$27
Residential real estate	795	2	197	4
Consumer	179	55	147	51
Total	$2,530	$100	$780	$82

          Net charge-offs in the first six months of 2009 were $2,430,000, or 1.46%, of average loans on an annualized basis. Net charge-offs in the first six months of 2008 were $698,000, or 0.41%, of average loans on an annualized basis.

          Non-interest income

          Second quarter total non-interest income increased from $1,516,000 at June 30, 2008 to $2,138,000 at June 30, 2009, an increase of $622,000. Year to date total non-interest income increased from $3,466,000 at June 30, 2008 to $3,626,000 at June 30, 2009, an increase of $160,000.

          The Company sold $15.5 million of securities and recorded $407,000 in gains on security sales during the second quarter of 2009, as the Company reduced the level of mortgage backed securities it held.

          Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Income for loans sold in the secondary market increased $140,000, or 145.8%, in the second quarter of 2009 compared to the second quarter of 2008, and through the first six months of 2009 was $215,000, or 100%, above the levels for the same period in 2008. This improvement is a result of recent rate driven refinancing activity.

          Trust fees were down 12.3%, or $32,000, for the second quarter of 2009 compared to the second quarter of 2008, and through six months of 2009 were down 12.6%, or $69,000, compared to the same period of 2008. This decline in income reflects a decline in market value of assets managed despite an increase in new accounts.

          Service charges on deposit accounts decreased 3.3%, or $45,000, during the first six months of 2009 compared to 2008. However service charges on deposit accounts were up 6.8%, or $47,000, in the second quarter of 2009 compared to the second quarter of 2008, as service charges were standardized when the two banks were consolidated in April, 2009.

          Non-interest expense

          Total non-interest expense decreased $49,000, or 0.5%, comparing the six month periods ending June 30, 2009 and 2008. Total non-interest expense increased $99,000, or 2.1%, for the second quarter of 2009 compared to the second quarter of 2008.

          Salaries and employee benefits decreased $143,000 or 5.6%, during the second quarter of 2009 when compared to the same period in 2008 and $320,000, or 6.1%, for the first six months of 2009 compared to the same period in 2008. The Company has been able to reduce staff through attrition and has reduced contributions to the 401(k) plan. At June 30, 2009, the Company had 198 full time equivalent positions (FTE) compared to 203 at June 30, 2008.

          Occupancy costs decreased for both the three and six month periods ending June 30, 2009 compared to the same periods in 2008. The Company incurred reduced building repair and maintenance costs in the first six months of 2009 compared to the same period in 2008.

          Equipment and software maintenance costs were lower for the both the three and six month periods ending June 30, 2009 compared to the same periods of 2008. Depreciation expense has declined in 2009 compared to 2008 for both the three and six month periods ending June 30.

          Professional and outside services decreased during both the three and six month periods ending June 30, 2009 compared to the same periods in 2008. The core system conversion was completed during the second quarter of 2008 increasing the outside services fee expense.

          The Company's FDIC insurance expense increased $394,000, or 3,030.8%, in the second quarter of 2009 and $480,000, or 1,230.8%, in the first six months of 2009 over the same period in 2008, as a result of increased premiums, a special assessment and the elimination of credits at the end of 2008. Included in the second quarter of 2009 was $217,000 for a FDIC special assessment.

          Other non-interest expense increased for both the second quarter and year to date period ending June 30, 2009. Expenses related to OREO property, including costs to maintain the property, write-downs of the value and losses on the sale of the property increased $217,000 for the six months ending June 30, 2009 compared to the same period in 2008. The Company is carrying 32 properties as of June 30, 2009 compared to 14 at June 30, 2008.

          Federal income taxes

          Income taxes were a credit of $205,000 for the first six months of 2009 compared to an expense of $157,000 for the comparable period in 2008. Because of the decline in 2009 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and a reduced federal income tax provision or credit.

          Financial Condition

          Assets

          Total assets decreased $18.5 million at June 30, 2009 compared to December 31, 2008. Cash and cash equivalents decreased $10.1 million and investments decreased $5.3 million at June 30, 2009 compared to December 31, 2008, due to $14.2 million of non core deposits being eliminated from the balance sheet in the first quarter of 2009.

          Gross loans decreased $2,856,000, or 0.9%, as of June 30, 2009 compared to December 31, 2008. The Company is controlling growth during these difficult economic times. The decrease resulted from net charge offs and payments received on loans exceeding the new loan volume.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	6/30/09	12/31/08	6/30/08
Nonaccrual loans:
Commercial, financial and agricultural	$5,036	$5,512	$7,124
Real estate mortgage	2,232	3,178	1,680
Installment	57	25	4
	7,325	8,715	8,808
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	-	353	489
Real estate mortgage	-	75	21
Installment	32	9	-
	32	437	510

Total nonperforming loans	7,357	9,152	9,318
Other real estate owned	1,761	1,119	1,112

Total nonperforming assets	$9,118	$10,271	$10,430
Nonperforming loans to total loans	2.21%	2.73%	2.77%
Nonperforming assets to total assets	2.00%	2.16%	2.20%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate.

          Holdings of other real estate owned at June 30, 2009 increased by $642,000 since the end of 2008. Other real estate owned includes properties that were acquired through foreclosure or in lieu of foreclosure. The properties include residential homes and lots as well as commercial properties. The increase in other real estate owned reflects the increased level of foreclosure activity.

          In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, such as the current environment, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values. This has resulted in a higher number of loans being classified as nonperforming.

          Liabilities

          Deposits decreased $18.2 million from December 31, 2008 to June 30, 2009. The decrease consisted of primarily one non core deposit relationship, totaling $14.2 million, which was eliminated during the first quarter of 2009. The majority of deposits are derived from core client sources, relating to long term relationships with local personnel, business and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          As of June 30, 2009, total shareholders' equity increased $221,000 from December 31, 2008. The increase is primarily attributable to the current year's net income offset by dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of June 30, 2009 and December 31, 2008:
	June 30, 2009	December 31, 2008	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	11.5%	11.0%	8.0%
Tier I capital ratio	10.3%	9.7%	4.0%
Leverage ratio	7.7%	7.9%	4.0%

          Liquidity

          Liquidity management involves the ability of the Company to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. SMB&T maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity. Liquidity is monitored and closely managed by the Asset/Liability Management Committee (ALCO), whose members are comprised of senior management.

          In the past, the Company has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. The recent events within the financial industry have caused correspondent banks to eliminate these lines of credit that were previously available to the Company. As a result, to ensure adequate liquidity, collateral is pledged at the Federal Reserve Discount Window. At June 30, 2009, $2.1 million of securities were pledged that could be used for future borrowings. In addition, the Company has $12.6 million of securities which are available to be pledged for future borrowings. The Company also has the ability to borrow $36.5 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

          The Company's principal source of funds to pay cash dividends is the dividends paid by SMB&T.

          Impact of Inflation and Changing Prices

          The majority of assets and liabilities of a financial institution are monetary in nature and differ greatly from most commercial and industrial companies that have significant investments in fixed assets or inventories. However, inflation does have an important impact on the growth of total assets in the banking industry and the resulting need to increase equity capital at higher than normal rates in order to maintain an appropriate equity-to-assets ratio. Another significant effect of inflation is on other expenses, which tend to rise during periods of general inflation.
Item 4T.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of June 30, 2009. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          The Annual Meeting of Shareholders of Southern Michigan Bancorp, Inc. was held on May 14, 2009 at the Dearth Community Center located in Coldwater, Michigan. The following item was approved by the shareholders at the Annual Meeting:

          Election of Gregory J. Hull, Thomas E. Kolassa, Donald J. Labrecque, Thomas D. Meyer and Freeman E. Riddle as directors.
	Gregory Hull	Thomas Kolassa	Donald Labrecque	Thomas Meyer	Freeman Riddle

Number of votes for	1,732,130	1,733,888	1,735,223	1,739,368	1,735,418
Number of votes withheld	17,589	15,831	14,496	10,351	14,301

          There were no broker non-votes with respect to any nominee for director. Marcia S. Albright, Dean Calhoun, John S. Carton, John H. Castle, H. Kenneth Cole, Robert L. Hance, Gary H. Hart, Nolan E. Hooker, Brian P. McConnell and Kurt G. Miller continued their terms as directors.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: August 14, 2009	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2009	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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