Form 10-Q
period 2009-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2009-11-13
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2009

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in Its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the registrant's Common Stock, $2.50 par value, as of November 13, 2009, was 2,323,410 shares.

Forward-Looking Statements

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident," "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "judgment", "considered" and variations of such words and similar expressions. Management's determination of the provision and allowance for loan losses and other accounting estimates, such as the carrying value of goodwill and mortgage servicing rights and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary), involve judgments that are inherently forward-looking. There can be no assurance that future loan losses will be limited to the amounts estimated. Our ability to successfully implement new programs and initiatives, increase efficiencies and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate markets and the Michigan and national economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. undertakes no obligation to update, amend or clarify forward-looking statements, whether as a result of new information, future events or otherwise.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of Southern Michigan Bancorp, Inc.'s Annual Report on Form 10-K for the year ended December 31, 2008; the timing and level of asset growth; changes in market interest rates; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of current and future military actions; and current uncertainties and fluctuations in the financial and credit markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	September 30, 2009	December 31, 2008
ASSETS
Cash and cash equivalents	$27,792	$27,989
Federal funds sold	2,942	3,320
Securities available for sale	58,969	65,718
Loans held for sale, net of valuation of -0- in 2009 and 2008	258	121
Loans, net of allowance for loan losses of $6,720 - 2009 ($7,104 - 2008)	328,867	328,206
Premises and equipment, net	12,893	13,286
Accrued interest receivable	2,504	2,614
Net cash surrender value of life insurance	9,774	9,523
Goodwill	13,422	13,422
Other intangible assets	2,445	2,717
Other assets	7,971	8,080
TOTAL ASSETS	$467,837	$474,996

LIABILITIES
Deposits:
Non-interest bearing	$50,988	$57,216
Interest bearing	331,701	336,827
Total deposits	382,689	394,043
Securities sold under agreements to repurchase and overnight borrowings	13,895	13,890
Accrued expenses and other liabilities	3,842	4,272
Other borrowings	15,954	12,492
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 102,502 shares outstanding in 2009 (100,392 in 2008)	871	728
Total liabilities	422,406	430,580

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,323,410 shares in 2009 (2,311,740 shares in 2008)
Outstanding (other than ESOP shares) - 2,220,908 shares in 2009 (2,211,348 shares in 2008)	5,552	5,528
Additional paid-in capital	18,405	18,473
Retained earnings	21,494	20,593
Accumulated other comprehensive income, net	446	413
Unearned Employee Stock Ownership Plan shares	(466)	(591)
Total shareholders' equity	45,431	44,416
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$467,837	$474,996

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2009	2008	2009	2008
Interest income:
Loans, including fees	$4,966	$5,587	$14,881	$17,301
Federal funds sold and balances with banks	22	116	42	339
Securities:
Taxable	228	455	895	1,590
Tax-exempt	231	233	684	716
Total interest income	5,447	6,391	16,502	19,946

Interest expense:
Deposits	1,128	1,615	3,561	5,453
Other	142	253	544	909
Total interest expense	1,270	1,868	4,105	6,362
Net interest income	4,177	4,523	12,397	13,584
Provision for loan losses	350	1,580	2,300	2,730

Net interest income after provision for loan losses	3,827	2,943	10,097	10,854

Non-interest income:
Service charges on deposit accounts	786	726	2,091	2,076
Trust fees	237	297	716	844
Net gains on security calls and sales	-	-	407	15
Net gains on loan sales	173	81	603	295
Earnings on life insurance assets	83	84	251	256
Gain on life insurance proceeds	-	-	-	390
Income and fees from automated teller machines	181	166	514	475
Other	214	201	718	670
Total non-interest income	1,674	1,555	5,300	5,021

Non-interest expense:
Salaries and employee benefits	2,413	2,715	7,355	7,977
Occupancy, net	325	273	1,047	1,048
Equipment	217	307	672	927
Printing, postage and supplies	158	169	470	489
Telecommunication expenses	88	87	263	283
Professional and outside services	339	324	999	1,096
FDIC assessments	157	17	676	56
Software maintenance	101	82	315	304
Amortization of other intangibles	91	94	272	281
Other	672	641	2,113	1,918
Total non-interest expense	4,561	4,709	14,182	14,379
INCOME (LOSS) BEFORE INCOME TAXES	940	(211)	1,215	1,496
Federal income tax provision (credit)	169	(232)	(36)	(75)
NET INCOME	$771	$21	$1,251	$1,571

Basic Earnings Per Common Share	$0.34	$0.01	$0.55	$0.69
Diluted Earnings Per Common Share	$0.34	$0.01	$0.55	$0.69
Dividends Declared Per Common Share	$0.05	$0.20	$0.15	$0.60

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY (UNAUDITED)
(In thousands, except number of shares and per share data)
For the Nine Months Ending September 30, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total
Balance at January 1, 2008	$5,539	$17,032	$21,629	$122	$(103)	$44,219

Comprehensive income:
Net income			1,571			1,571
Net change in other comprehensive
income items				162		162
Total comprehensive income						1,733
Cash dividends declared - $.60 per share			(1,387)			(1,387)
Change in common stock subject
to repurchase	(15)	746				731
Issuance of restricted stock (5,535 shares of common stock at $18.00 per share)	14	(14)				-
Reduction of ESOP obligation					94	94
Purchase of shares by ESOP (28,500 shares)					(609)	(609)
Forfeiture of restricted stock (900 shares)	(3)	3				-
Vesting of restricted stock		17				17
Stock option expense		84				84
Balance at September 30, 2008	$5,535	$17,868	$21,813	$284	$(618)	$44,882

Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416

Comprehensive income:
Net income			1,251			1,251
Net change in other comprehensive
income items				33		33
Total comprehensive income						1,284
Cash dividends declared - $.15 per share			(350)			(350)
Change in common stock subject
to repurchase	(5)	(138)				(143)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Reduction of ESOP obligation					125	125
Forfeiture of restricted stock (560 shares)	(1)	1				-
Vesting of restricted stock		35				35
Stock option expense		64				64
Balance at September 30, 2009	$5,552	$18,405	$21,494	$446	$(466)	$45,431

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2009	2008
Operating Activities
Net income	$1,251	$1,571
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	2,300	2,730
Depreciation	788	909
Net amortization (accretion) of investment securities	297	(52)
Loans originated for sale	(34,800)	(15,652)
Proceeds on loans sold	35,266	15,359
Net gains on loan sales	(603)	(295)
Proceeds on OREO sales	2,057	1,190
Net loss on OREO sales	202	142
Earnings on life insurance assets	(251)	(256)
Gain on life insurance proceeds	-	(390)
Stock option and restricted stock grant compensation expense	99	101
Net securities gains	(407)	(15)
Amortization of other intangible assets	272	281
Net loss on disposal of fixed assets	9	49
Net change in obligation under ESOP	125	94
Net change in:
Accrued interest receivable	110	622
Other assets	445	282
Accrued expenses and other liabilities	(197)	(729)
Net cash from operating activities	6,963	5,941

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	15,477	-
Proceeds from maturities and calls	23,583	47,462
Purchases	(32,151)	(34,876)
Net change in federal funds sold	378	(11,628)
Loan originations and payments, net	(5,573)	(3,369)
Proceeds from life insurance	-	1,241
Additions to premises and equipment	(404)	(810)
Net cash from investing activities	1,310	(1,980)

Financing Activities
Net change in deposits	(11,354)	1,567
Net change in securities sold under agreements to repurchase and overnight borrowings	5	(6,042)
Proceeds from other borrowings	5,000	600
Repayments of other borrowings	(1,541)	(2,592)
Purchase of ESOP shares	-	(609)
Cash dividends paid	(580)	(1,387)
Net cash from financing activities	(8,470)	(8,463)
Net change in cash and cash equivalents	(197)	(4,502)
Beginning cash and cash equivalents	27,989	14,470
Ending cash and cash equivalents	$27,792	$9,968

Cash paid for interest	$4,317	$6,567
Cash paid for income taxes	-	445
Transfers from loans to other real estate owned	2,612	1,570

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments believed necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2009 are not necessarily indicative of the results that may be expected for the year ending December 31, 2009.

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:
In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered nonauthoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements.

ASC 320-10 (formerly Staff Position (FSP) No. 115-2 and No. 124-2, Recognition and Presentation of Other-Than-Temporary Impairments), amends existing guidance for determining whether impairment is other-than-temporary (OTTI) for debt securities. The ASC requires an entity to assess whether it intends to sell, or it is more likely than not that it will be required to sell, a security in an unrealized loss position before recovery of its amortized cost basis. If either of these criteria is met, the entire difference between amortized cost and fair value is recognized in earnings. For securities that do not meet the aforementioned criteria, the amount of impairment recognized in earnings is limited to the amount related to credit losses, while impairment related to other factors is recognized in other comprehensive income. Additionally, the ASC expands and increases the frequency of existing disclosures about other-than-temporary impairments for debt and equity securities. ASC 320-10 was effective for interim and annual reporting periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009.

The adoption of the ASC on April 1, 2009 did not have a material impact on the results of operations or financial position of the Company because the Company did not hold any other-than-temporary impaired debt securities.

ASC 820-10 (formerly FSP No. 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly), emphasizes that even if there has been a significant decrease in the volume and level of activity, the objective of a fair value measurement remains the same. Fair value is the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction (that is, not a forced liquidation or distressed sale) between market participants. ASC 820-10 provides a number of factors to consider when evaluating whether there has been a significant decrease in the volume and level of activity for an asset or liability in relation to normal market activity. In addition, when transactions or quoted prices are not considered orderly, adjustments to those prices based on the weight of available information may be needed to determine the appropriate fair value. The ASC also requires increased disclosures. ASC 820-10 was effective for interim and annual reporting periods ending after June 15, 2009, and was applied prospectively. The adoption of ASC 820-10 as of April 1, 2009 did not have a material impact on the results of operations or financial position of the Company.

ASC 825-10 (formerly FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10 as of April 1, 2009 did not have a material impact on the results of operations or financial position of the Company as it only required disclosures which are included in Note F.

ASC 855-10 (formerly FAS No. 165, Subsequent Events), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. An entity must apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 did not significantly change the financial statements. See Note H for additional comments.

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

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after issuance or fourth quarter 2009. The Company is assessing the impact of ASU 2009-05 on its financial condition, results of operations and disclosures.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2009 and 2008 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2009	Three Months Ended September 30, 2008	Nine Months Ended September 30, 2009	Nine Months Ended September 30, 2008

Basic earnings per share:
Net income	$771	$21	$1,251	$1,571

Weighted average common shares outstanding	2,323,410	2,312,771	2,322,411	2,309,863

Less unallocated ESOP shares	31,333	36,017	31,033	28,633

Weighted average common shares outstanding for basic earnings per share	2,292,077	2,276,754	2,291,378	2,281,230

Basic earnings per share	$0.34	$0.01	$0.55	$0.69

Diluted earnings per share:
Net income	$771	$21	$1,251	$1,571

Weighted average common shares outstanding for basic earnings per share	2,292,077	2,276,754	2,291,378	2,281,230

Add: Dilutive effect of assumed exercise of stock options	511	-	-	947

Weighted average common and dilutive potential common shares outstanding	2,292,588	2,276,754	2,291,378	2,282,177

Diluted earnings per share	$0.34	$0.01	$0.55	$0.69

Stock option awards outstanding that were anti-dilutive, and therefore not included in the computation of earnings per share, were as follows: 211,730 and 215,818 for the three months ended September 30, 2009 and 2008, respectively, and 229,782 and 193,675 for the nine months ended September 30, 2009 and 2008, respectively.

NOTE D - SECURITIES

Investment securities were as follows (in thousands):
Available for Sale, September 30, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and Government agencies	$28,273	$323	$-	$28,596
States and political subdivisions	26,376	680	(14)	27,042
Corporate	1,015	10	-	1,025
Mortgage-backed securities	2,258	50	(2)	2,306
Total	$57,922	$1,063	$(16)	$58,969

Available for Sale, December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and Government agencies	$23,547	$294	$-	$23,841
States and political subdivisions	27,079	418	(26)	27,471
Mortgage-backed securities	14,095	341	(30)	14,406
Total	$64,721	$1,053	$(56)	$65,718

Included above for December 31, 2008 are $1,900,000 of floating rate securities that are putable on a weekly basis.

Securities with unrealized losses at September 30, 2009 and December 31, 2008 that have not been recognized in income are as follows (in thousands):
September 30, 2009	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	1,959	(12)	158	(2)	2,117	(14)
Mortgage-backed securities	-	-	95	(2)	95	(2)
Total temporarily impaired	$1,959	$(12)	$253	$(4)	$2,212	$(16)

December 31, 2008	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	714	(13)	917	(13)	1,631	(26)
Mortgage-backed securities	1,656	(29)	127	(1)	1,783	(30)
Total temporarily impaired	$2,370	$(42)	$1,044	$(14)	$3,414	$(56)

The Company has performed an evaluation of its investments for other than temporary impairment. No impairment was identified. Unrealized losses within the investment portfolio are determined to be temporary as the issuers are believed to be of high credit quality, management does not intend to sell the securities and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the securities approach their maturity date.

Gains on sales and calls of securities were $407,000 and $15,000 for the nine months ended September 30, 2009 and 2008, respectively.

Contractual maturities of debt securities at September 30, 2009 are shown below. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

(in thousands)	Fair Value
Due in one year or less	$5,184
Due from one to five years	37,949
Due from five to ten years	11,497
Due after ten years	2,033
Mortgage-backed securities	2,306
Total	$58,969

NOTE E - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which, among other things, increased the authorized shares from 157,500 to 300,000. As of September 30, 2009, there were 46,218 shares available for future issuance under the 2000 plan and 116,658 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the nine months ended September 30, 2009:
	Shares	Weighted Average Price

Outstanding at December 31, 2008	215,118	$ 22.72
Granted	14,660	7.40
Exercised	-	-
Forfeited	(4,008)	18.24
Outstanding at September 30, 2009	225,770	21.80

Options exercisable at September 30, 2009	119,520	22.72

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company's history and expected dividend payouts.

Dividend yield	3.58%
Expected life	8 years
Expected volatility	22.39%
Risk-free interest rate	0.88%
Weighted average fair value of options granted during 2009	$0.97

The Company has recorded $64,000 and $84,000 in compensation expense related to the stock options for the nine month periods ended September 30, 2009 and 2008, respectively.

In January 2007, 2,740 shares of restricted stock were issued to employees and directors. In June 2008, 5,535 shares of restricted stock were issued to employees and directors. In January 2009, 12,230 shares of restricted stock were issued to employees and directors. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the issuance of shares of restricted stock of $35,000 and $17,000 was recorded during the nine months ended September 30, 2009 and 2008, respectively.

NOTE F - FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments:

Cash and cash equivalents and federal funds sold: The carrying amount reported in the balance sheet approximates fair value.

Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available.  For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the securities' terms and conditions, among other things.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2009 or December 31, 2008, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2009 and December 31, 2008, should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):

	September 30, 2009		December 31, 2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$27,792	$27,792	$27,989	$27,989
Federal funds sold	2,942	2,942	3,320	3,320
Securities available for sale	58,969	58,969	65,718	65,718
Loans held for sale	258	258	121	121
Loans, net of allowance for loan losses	328,867	332,106	328,206	332,567
Accrued interest receivable	2,504	2,504	2,614	2,614

Financial liabilities:
Deposits	$(382,689)	$(383,839)	$(394,043)	$(396,237)
Securities sold under agreements to repurchase and overnight borrowings	(13,895)	(13,895)	(13,890)	(13,890)
Other borrowings	(15,954)	(16,203)	(12,492)	(12,690)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(307)	(307)	(520)	(520)

The preceding table does not include net cash surrender value of life insurance and dividends payable which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

The Company also has unrecognized financial instruments which include commitments to extend credit and standby letters of credit. The estimated fair value of such instruments is considered to be their contract amount.

NOTE G - FAIR VALUE MEASUREMENTS

The Fair Value Measurements Topic of ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity's own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820-10-55 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

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

Securities available for sale classified as Level 3 inputs represent non-publicly traded municipal issues with limited trading activity from entities within the Company's market area. The fair value of these investments was determined using Level 3 valuation techniques, as there is no market available to price these investment securities. The method used for determining the fair value for these investment securities included a comparison to the fair value of other investment securities valued with Level 2 inputs with similar characteristics (credit, time to maturity, call structure, etc.) and the interest yield curve for comparable debt investment securities.

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of September 30, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$52,897	$3,375	$2,697	$58,969

Nonrecurring:
Impaired loans	$-	$-	$9,442	$9,442

Other real estate owned	$-	$-	$1,516	$1,516

Impaired loans are reported net of a $2,259,000 allowance for loan losses.

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine months ending September 30, 2009 (in thousands):
Balance at January 1, 2009	$ 3,002
Net maturities and calls	(299)
Unrealized net losses included in other comprehensive income	(6)

Balance at September 30, 2009	$ 2,697

NOTE H - SUBSEQUENT EVENTS

Management evaluated subsequent events through November 13, 2009, the date the financial statements were issued. Events or transactions occurring after September 30, 2009, but prior to November 13, 2009, that provided additional evidence about conditions that existed at September 30, 2009, have been recognized in the financial statements for the nine months ended September 30, 2009. Events or transactions that provided evidence about conditions that did not exist at September 30, 2009, but arose before the financial statements were issued, have not been recognized in the financial statements for the nine months ended September 30, 2009.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary bank, Southern Michigan Bank & Trust (SMB&T), for the three and nine month periods ending September 30, 2009 and 2008. At the close of business on April 24, 2009, SMB&T and FNB Financial united under a single charter and single name: Southern Michigan Bank & Trust.

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

          Results of Operations

          For the first nine months of 2009, Southern recorded net income of $1,251,000 and basic and diluted earnings per share of $0.55, compared with net income of $1,571,000 and basic and diluted earnings per share of $0.69 for the first nine months of 2008. A reduced net interest margin and increased FDIC insurance assessments were the primary reasons for the decrease in net income.

          Net income for the third quarter of 2009 was $771,000 compared to $21,000 for the same period of 2008. Basic and diluted earnings per share increased from $0.01 for the third quarter of 2008 to $0.34 for the same period of 2009. For the third quarter of 2009, the Company's provision for loan losses was $1,230,000 lower than the comparable period of 2008. The Company also recorded $173,000 on the sale of loans during the third quarter of 2009 compared to $81,000 for the 2008 comparable period. A reduced net interest margin and increased FDIC insurance assessments partially offset the increases.

          Return on average assets was 0.36% for the first nine months of 2009 compared to 0.44 % for the first nine months of 2008. Return on average shareholders' equity was 3.70% for the first nine months of 2009 compared to 4.56% for the same period in 2008.

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. During 2008, the Federal Open Market Committee lowered short-term rates eight times for a total of 400 basis points. The Company has been able to lower its cost of funds by 77 basis points compared to September 30, 2008, but tax equivalent yields on average assets declined to 5.47% from 6.44% for the same periods. This resulted in a decline in the interest rate spread and net interest margin.

          The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2009 and 2008, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate, for the nine-month periods ended September 30, 2009 and 2008. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2009			2008
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$334,189	$14,967	5.97%	$335,340	$17,404	6.94%
Federal funds sold (6)	17,246	42	0.32	19,874	339	2.28
Taxable investment securities(4)	38,833	895	3.07	44,081	1,590	4.82
Tax-exempt investment securities(1)(4)	23,209	1,047	6.01	24,562	1,085	5.91
Total interest earning assets	413,477	16,951	5.47	423,857	20,418	6.44

Non-interest earning assets:
Cash and due from banks	10,666			11,977
Other assets(5)	48,845			49,842
Less allowance for loan losses	(6,578)			(5,284)

Total assets	$466,410			$480,392

Interest bearing liabilities:
Demand deposits	$141,568	478	0.45%	$161,742	1,739	1.44%
Savings deposits	53,257	86	0.22	54,391	311	0.76
Time deposits	135,295	2,997	2.95	127,757	3,403	3.56
Securities sold under agreements to repurchase and federal funds purchased	14,698	31	0.28	10,091	138	1.83
Other borrowings	12,155	354	3.88	13,309	547	5.50
Subordinated debentures	5,155	159	4.11	5,155	224	5.81
Total interest bearing liabilities	362,128	4,105	1.51	372,445	6,362	2.28

Non-interest bearing liabilities:
Demand deposits	55,737			55,577
Other	2,721			4,818
Common stock subject to repurchase obligation	800			1,663
Shareholders' equity	45,024			45,889
Total liabilities and shareholders' equity	$466,410			$480,392
Net interest income		$12,846			$14,056
Interest rate spread			3.96%			4.16%
Net yield on interest earning assets			4.14%			4.43%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $363,000 and $86,000, respectively, for 2009 and $369,000 and $103,000, respectively, for 2008.
(2)	Average balance includes average non-accrual loan balances of $8,162,000 in 2009 and $7,686,000 in 2008.
(3)	Interest income includes loan fees of $259,000 in 2009 and $487,000 in 2008.
(4)

Average balance includes average unrealized gain of $982,000 in 2009 and $758,000 in 2008 on available for sale securities. The yield was calculated without regard to this average unrealized gain or loss.

(5)	Includes $16,012,000 in 2009 and $16,382,000 in 2008 relating to goodwill and other intangible assets.
(6)	Includes $14,730,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Nine Months Ended September 30, 2009 Over 2008 Increase (Decrease) Due To			Nine Months Ended September 30, 2008 Over 2007 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(2,377)	$(60)	$(2,437)	$(2,333)	$4,537	$2,204
Taxable investment securities	(523)	(172)	(695)	(81)	558	477
Tax-exempt investment securities	23	(61)	(38)	(22)	409	387
Federal funds sold	(257)	(40)	(297)	(360)	243	(117)

Total interest earning assets	$(3,134)	$(333)	$(3,467)	$(2,796)	$5,747	$2,951

Interest expense on:

Demand deposits	$(1,067)	$(194)	$(1,261)	$(1,262)	$697	$(565)
Savings deposits	(219)	(6)	(225)	83	123	206
Time deposits	(598)	192	(406)	(639)	725	86
Securities sold under agreements to repurchase and federal funds purchased	(151)	44	(107)	(9)	135	126
Other borrowings	(149)	(44)	(193)	(4)	308	304
Subordinated debentures	(65)	-	(65)	(80)	-	(80)

Total interest bearing liabilities	$(2,249)	$(8)	$(2,257)	$(1,911)	$1,988	$77

Net interest income	$(885)	$(325)	$(1,210)	$(885)	$3,759	$2,874

          As shown in Tables 1 and 2, tax equivalent net interest income decreased $1,210,000, or 8.6%, in the first nine months of 2009 compared to the same period in 2008. This decrease was due primarily to the rate decreases described above.

          The presentation of net interest income on a tax equivalent basis is not in accordance with U.S. generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $449,000 and $472,000 for the nine months ended September 30, 2009 and 2008, respectively. These adjustments were computed using a 34% federal income tax rate.

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level believed appropriate by management. The allowance for loan losses is maintained at a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision for loan losses is adjusted quarterly, if necessary, to reflect changes in the factors above, as well as actual charge-off experience and any known losses.

          The provision for loan losses was $350,000 for the third quarter of 2009, down from $1,580,000 for the third quarter of 2008. However, for the first nine months of 2009 the provision totaled $2,300,000 compared to $2,730,000 for the same period of 2008. Ongoing economic issues have resulted in stresses on borrowers resulting in the historically higher 2008 and 2009 provision for loan losses. While specific reserves have decreased at

September 30, 2009 from December 31, 2008 levels, it was a result of a number of loans with specific reserves being charged off. Net charge-offs increased significantly in the first quarter of 2009 to $1,664,000 compared to $197,000 for the first quarter of 2008, declined by over fifty percent to $766,000 for the second quarter of 2009, and further declined to $254,000 for the third quarter of 2009. Net charge-offs are projected to remain low in the fourth quarter of 2009.

          The allowance was 2.00% of total loans at September 30, 2009 compared to 2.12% at December 31, 2008.

          Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2009 and 2008 were as follows:

(Dollars in Thousands)
	2009		2008
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$1,566	$51	$495	$40
Residential real estate	953	3	276	8
Consumer	302	83	260	84
Total	$2,821	$137	$1,031	$132

          Net charge-offs in the first nine months of 2009 were $2,684,000, or 1.07%, of average loans on an annualized basis. Net charge-offs in the first nine months of 2008 were $899,000, or 0.36%, of average loans on an annualized basis.

          Non-interest income

          Third quarter total non-interest income increased from $1,555,000 at September 30, 2008 to $1,674,000 at September 30, 2009, an increase of $119,000. Year to date total non-interest income increased from $5,021,000 at September 30, 2008 to $5,300,000 at September 30, 2009, an increase of $279,000.

          Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Income for loans sold in the secondary market increased $92,000, or 113.6%, in the third quarter of 2009 compared to the third quarter of 2008, and through the first nine months of 2009 was $308,000, or 104.4%, above the levels for the same period in 2008. This improvement is a result of recent rate driven refinancing activity.

          Trust fees were down 20.2%, or $60,000, for the third quarter of 2009 compared to the third quarter of 2008, and through nine months of 2009 were down 15.2%, or $128,000, compared to the same period of 2008. This decline in income reflects a decline in market value of assets managed despite an increase in new accounts.

          Service charges on deposit accounts increased 0.72%, or $15,000, during the first nine months of 2009 compared to 2008, and were up 8.3%, or $60,000, in the third quarter of 2009 compared to the third quarter of 2008, as service charges were standardized when the two banks were consolidated in April, 2009.

          The Company sold $15.5 million of securities and recorded $407,000 in gains on security sales during the second quarter of 2009, as the Company reduced the level of mortgage backed securities it held.

          Non-interest expense

          Total non-interest expense decreased $197,000, or 1.4%, comparing the nine month periods ending September 30, 2009 and 2008. Total non-interest expense decreased $148,000, or 3.1%, for the third quarter of 2009 compared to the third quarter of 2008.

          Salaries and employee benefits decreased $302,000 or 11.1%, during the third quarter of 2009 when compared to the same period in 2008 and $622,000, or 7.8%, for the first nine months of 2009 compared to the same period in 2008. The Company has been able to reduce staff through attrition and has reduced contributions to the 401(k) plan. At September 30, 2009, the Company had 193 full-time equivalent positions (FTE) compared to 201 at September 30, 2008.

          Occupancy costs increased $52,000 or 19.1%, during the third quarter of 2009 when compared to the same period in 2008. Third quarter 2008 reflected a refund of $40,000 in property taxes from a reduction in taxable value on a bank building, while third quarter 2009 had increased building repair and maintenance costs compared to the same period in 2008. Year to date occupancy costs remained flat at $1,047,000 as of September 30, 2009, compared to $1,048,000 as of September 30, 2008.

          Equipment costs were lower for the both the three and nine month periods ending September 30, 2009 compared to the same periods of 2008. Depreciation expense has declined in 2009 compared to 2008 for both the three and nine month periods ending September 30, as certain assets became fully depreciated.

          The Company's FDIC insurance expense increased $140,000, or 823.5%, in the third quarter of 2009 and $620,000, or 1,107.1%, in the first nine months of 2009 over the same period in 2008, as a result of increased premiums, a second quarter special assessment against all FDIC insured depository institutions and the elimination of credits at the end of 2008.

          Other non-interest expense increased for both the third quarter and year to date period ending September 30, 2009. Expenses related to OREO property, including costs to maintain the property, write-downs of the value and losses on the sale of the property increased $172,000 for the nine months ending September 30, 2009 compared to the same period in 2008.

          Federal income taxes

          Income taxes were a credit of $36,000 for the first nine months of 2009 compared to a credit of $75,000 for the comparable period in 2008. Because of the decline in 2009 and 2008 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and a reduced federal income tax provision or credit.

          Financial Condition

          Assets

          Total assets decreased $7.2 million at September 30, 2009 compared to December 31, 2008. Investments decreased $6.7 million at September 30, 2009 compared to December 31, 2008.

          Gross loans increased slightly to $335.6 million at September 30, 2009 compared to $335.3 million at December 31, 2008. The Company is controlling growth during these difficult economic times.

          Nonperforming assets

          Nonperforming assets include nonaccrual loans, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosure and deeds in lieu of foreclosure.

          A loan generally is classified as nonaccrual when full collectability of principal or interest is doubtful or a loan becomes 90 days past due as to principal or interest, unless management determines that the estimated net realizable value of the collateral is sufficient to cover the principal balance and accrued interest. When interest accruals are discontinued, unpaid interest is reversed. Nonperforming loans are returned to performing status when the loan is brought current and has performed in accordance with contract terms for a period of time.

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	9/30/09	12/31/08	9/30/08
Nonaccrual loans:
Commercial, financial and agricultural	$5,610	$5,512	$7,071
Real estate mortgage	2,445	3,178	2,554
Installment	81	25	14
	8,136	8,715	9,639
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	-	353	349
Real estate mortgage	-	75	461
Installment	15	9	-
	15	437	810

Total nonperforming loans	8,151	9,152	10,449
Other real estate owned	1,516	1,119	1,257

Total nonperforming assets	$9,667	$10,271	$11,706
Nonperforming loans to total loans	2.43%	2.73%	3.10%
Nonperforming assets to total assets	2.07%	2.16%	2.48%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. The decrease in such loans from September 2008 to September 2009 is primarily a reflection of the increase in charge-offs, as previously discussed.

          Holdings of other real estate owned at September 30, 2009 increased by $397,000 since the end of 2008. Other real estate owned includes properties that were acquired through foreclosure or by deed in lieu of foreclosure. The properties include residential homes and lots as well as commercial properties. The increase in other real estate owned reflects the increased level of foreclosure activity due to the poor economic conditions in Michigan.

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

          Liabilities

          Deposits decreased $11.4 million from December 31, 2008 to September 30, 2009. The decrease included one non-core deposit relationship, totaling $14.2 million, which was eliminated during the first quarter of 2009. The majority of deposits are derived from core client sources, relating to long term relationships with local personnel, business and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Other borrowings increased $3.5 million from December 31, 2008 to September 30, 2009. The Company borrowed an additional $5 million from the Federal Home Loan Bank during the third quarter of 2009.

          Shareholders' equity

          As of September 30, 2009, total shareholders' equity increased $1,015,000 from December 31, 2008. The increase is primarily attributable to the current year's net income offset by dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of September 30, 2009 and December 31, 2008:
	September 30, 2009	December 31, 2008	Minimum Required to be Categorized as "Well Capitalized"	Minimum Required to be Categorized as "Adequately Capitalized"
Total risk-based capital ratio	11.7%	11.0%	10.0%	8.0%
Tier I capital ratio	10.4%	9.7%	6.0%	4.0%
Leverage ratio	7.9%	7.9%	5.0%	4.0%

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

          In the past, the Company has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. The recent events within the financial industry have caused correspondent banks to eliminate these lines of credit that were previously available to the Company. As a result, to ensure adequate liquidity, collateral is pledged at the Federal Reserve Bank Discount Window. At September 30, 2009, $3.0 million of securities were pledged that could be used for future borrowings. In addition, the Company has $7.7 million of securities which are available to be pledged for future borrowings. The Company also has the ability to borrow $33.5 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of September 30, 2009. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2009 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: November 13, 2009	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 13, 2009	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document
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

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

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