Form 10-K
period 2009-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2010-03-26
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2009

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

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.   Yes   X     No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes           No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.   ( X )

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer [ ]	Accelerated filer [ ]	Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the common stock, as of June 30, 2009 was $13,646,784.

The number of shares outstanding of the registrant's common stock, $2.50 par value, as of March 12, 2010, was 2,340,717 shares.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. Southern Michigan Bancorp, Inc. does not undertake to update forward-looking statements to reflect the impact of circumstances or events that may arise after the date of the forward-looking statements.

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

General

          Southern Michigan Bancorp, Inc. ("Southern" the "Company" "we" "our" or "us") is a bank holding company registered under the Bank Holding Company Act of 1956, as amended. Southern was incorporated on March 1, 1982, as a Michigan corporation. Southern was formed to create a bank holding company for the purpose of acquiring all of the capital stock of Southern Michigan Bank & Trust, a Michigan state-chartered bank ("Southern Michigan Bank" or "the Bank") (formerly Southern Michigan National Bank), which it did in November 1982. Southern is also the parent company of Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. On December 1, 2007, Southern acquired FNB Financial, (formerly, The First National Bank of Three Rivers), a Michigan state-chartered bank. On April 20, 2009 FNB Financial was consolidated with and into Southern Michigan Bank. At December 31, 2009, Southern, on a consolidated basis, had shareholders' equity of $45.7 million.

          Southern Michigan Bank is the parent company of SMB&T Financial Services, Inc., a Michigan corporation, and FNB Financial Services, Inc., a Michigan corporation.

          Through the Bank, we operate 18 banking offices located in Athens, Battle Creek, Camden, Cassopolis, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, North Adams, Tekonsha, Three Rivers, and Union City, Michigan. At December 31, 2009, on a consolidated basis, we had assets of $462.4 million, deposits of $380.9 million, a net loan portfolio of $327.0 million, and had trust assets under management totaling $208.2 million.

          Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment - commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. No material part of our business is dependent upon a single customer or very few customers, the loss of which would have a material adverse effect on us.

          Effective November 20, 2009, the operations of SMB Mortgage Company were consolidated with and into the Bank, and SMB Mortgage Company was subsequently dissolved and liquidated. All products and services previously provided by SMB Mortgage Company are now provided by the Bank.

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

Supervision and Regulation

          We are extensively regulated and are subject to a comprehensive regulatory framework that imposes restrictions on our activities, minimum capital requirements, lending and deposit restrictions, dividend restrictions, and numerous other requirements. This system of regulation is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors of Southern. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory change, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank subsidiaries are also subject to various federal and state laws and regulations.

          Recent Regulatory Developments

          Emergency Economic Stabilization Act of 2008: On October 3, 2008, the Emergency Economic Stabilization Act of 2008 (EESA) was enacted. EESA enables the federal government, under terms and conditions to be developed by the Secretary of the Treasury, to insure troubled assets, including mortgage-backed securities, and collect premiums from participating financial institutions. EESA includes, among other provisions: (a) the $700 billion Troubled Assets Relief Program (TARP), under which the Secretary of the Treasury is authorized to purchase, insure, hold, and sell a wide variety of financial instruments, and (b) an increase in the amount of deposit insurance provided by the Federal Deposit Insurance Corporation ("FDIC"). Under the TARP, the Department of

Treasury authorized a voluntary capital purchase program ("CPP") to purchase senior preferred shares of qualifying financial institutions that elected to participate by November 14, 2008. We did not participate in the CPP.

          EESA temporarily raised the limit on federal deposit insurance coverage from $100,000 to $250,000 per depositor. The limit is scheduled to return to $100,000 on January 1, 2014. Separate from EESA, in October 2008, the FDIC also announced the Temporary Liquidity Guarantee Program. Under one component of this program, the FDIC is temporarily providing unlimited coverage for noninterest bearing transaction deposit accounts through June 30, 2010.

          Financial Stability Plan: On February 10, 2009, the Financial Stability Plan ("FSP") was announced by the U.S. Treasury Department. The FSP is a comprehensive set of measures intended to shore up the financial system. The core elements of the plan include making bank capital injections, creating a public-private investment fund to buy troubled assets, establishing guidelines for loan modification programs and expanding the Federal Reserve lending program.

          American Recovery and Reinvestment Act of 2009: On February 17, 2009, the American Recovery and Reinvestment Act of 2009 ("ARRA") was enacted. ARRA is intended to provide a stimulus to the U.S. economy in the wake of the economic downturn brought about by the subprime mortgage crisis and the resulting credit crunch. The bill includes federal tax cuts, expansion of unemployment benefits and other social welfare provisions, and domestic spending in education, healthcare, and infrastructure, including the energy structure. The new law also includes numerous non-economic recovery related items, including a limitation on executive compensation in federally aided banks. Under ARRA, an institution will be subject to a number of restrictions and standards throughout the period in which any obligation arising from financial assistance provided under TARP remains outstanding.

          Homeowner Affordability and Stability Plan: On February 18, 2009, the Homeowner Affordability and Stability Plan ("HASP") was announced by the President of the United States. HASP is intended to support a recovery in the housing market and ensure that workers can continue to pay off their mortgages through the following elements:

•	Provide access to low-cost refinancing for responsible homeowners suffering from falling home prices.

•	A $75 billion homeowner stability initiative to prevent foreclosure and help responsible families stay in their homes.

•	Support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac.

          More details regarding HASP are expected to be announced at a future date.

          Deposit Insurance Premiums: On November 12, 2009, the FDIC adopted a final rule on assessment regulations to require depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The projected assessment base for each quarter represents the September 30, 2009 assessment base increased quarterly by a 5 percent annual growth rate. This rule resulted in a prepaid assessment totaling $2.2 million for the Bank.

          Temporary Liquidity Guarantee Program: In November 2008, the FDIC adopted a final rule relating to the Temporary Liquidity Guarantee Program ("TLGP"). The TLGP, an initiative to counter the system-wide crisis in the nation's financial sector, was amended by the FDIC in August 2009 to extend maturity dates originally adopted under the November 2008 final rule. Under the TLGP, the FDIC will (i) guarantee, through the earlier of maturity or December 31, 2012, certain newly-issued senior unsecured debt issued by participating institutions on or after October 14, 2008 and through October 31, 2009 and (ii) provide full FDIC deposit insurance coverage for covered accounts, which are defined as noninterest-bearing transaction deposit accounts, Negotiable Order of Withdrawal ("NOW") accounts paying less than 0.5% interest per annum and Interest on Lawyers Trust Accounts ("IOLTA") held at participating FDIC-insured institutions through June 30, 2010. The fee assessment for coverage of senior unsecured debt ranges from 50 basis points to 100 basis points per annum, depending on the initial maturity of the debt. The fee assessment for deposit insurance coverage is an annualized 10 basis points assessed quarterly on amounts in covered accounts exceeding $250,000. Southern has elected to participate in both guarantee programs.

In October 2009, the FDIC also established a limited, six-month emergency guarantee facility upon expiration of the debt guarantee program, under which certain eligible participating entities can issue FDIC-guaranteed debt starting October 31, 2009 through April 30, 2010. The fee for issuing debt under the emergency facility will be at least 300 basis points per annum. At December 31, 2009, Southern had not issued and does not expect to issue any FDIC-guaranteed debt under the TLGP. Southern's additional FDIC fee assessment in 2009 related to the full deposit coverage for NOW accounts paying less than 0.5% interest per annum and IOLTA was $7,100.

          In addition, the U.S. Government, the Federal Reserve, the Department of the Treasury, the FDIC and other governmental and regulatory bodies have taken, or may be considering taking, other actions to address the financial crisis. There can be no assurance, however, as to the actual impact of these actions on the financial markets and their potential impact on our business.

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

          Southern is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to us. Payment of dividends to us by the Bank, our principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank's ability to pay dividends to us is subject to the following restrictions:
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

          Under Federal Reserve System policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if the Michigan Office of Financial and Insurance Regulation ("OFIR") deems the Bank's capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment on us as the Bank's only shareholder. If we failed to pay any assessment, our directors would be required, under Michigan law, to sell the shares of the Bank's stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank's capital.

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

          The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized financial institutions. Under this system, federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The federal banking agencies have also specified by regulation the relevant capital levels for each of the categories.

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

          As of the date of this report, the capital ratios of Southern and the Bank exceeded the minimum thresholds to be categorized as "well-capitalized" under applicable regulations. Note V of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

          Southern Michigan Bank

          Southern Michigan Bank is chartered under Michigan law and is subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

          The Bank's deposits are insured by the FDIC to the extent provided by law. From time to time, the Bank is required to pay deposit insurance premiums to the Deposit Insurance Fund ("DIF"). The amount of the premiums varies and are generally determined by the FDIC based on the balance of insured deposits and the amount of risk each institution poses to the DIF. The Bank is a member of the Federal Home Loan Bank system. This provides certain advantages, including favorable borrowing rates for certain funds.

          Pursuant to the Federal Deposit Insurance Reform Act of 2005, the FDIC modified its method of calculating FDIC insurance assessments effective November 2006, and provided credits to certain banks for the calendar year 2007, to be applied to future assessments. The bank had earned assessment credits.  These changes allowed the Bank to partially offset its FDIC insurance assessments for 2007 and much of 2008 using credits they have earned. Credits at the Bank were used up during 2008. The assessment methodology allows the FDIC to set its assessment rates in the future in connection with declines in the insurance funds or increases in the amount of insurance coverage.

          During 2008, the Bank paid $45,000 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

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

Employees

          As of December 31, 2009, Southern Michigan Bank employed 209 total employees equaling 196 full-time equivalent employees. Southern's only employees as of the same date were its four executive officers (all of whom were also employed by Southern Michigan Bank).

Statistical Information

          Additional statistical information describing our business appears in the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

          Southern acquired FNB Financial Corporation on December 1, 2007. Statistical information presented for 2009, 2008 and 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of information from 2009, 2008 or 2007 to information in previous years must consider that information for FNB Financial Corporation is not included in information presented for periods before December 1, 2007.

          Securities Portfolio

          The book value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2009	2008	2007
U.S. government and Federal agencies	$30,167	$23,547	$26,356
States and political subdivisions	25,367	27,079	33,231
Mortgage-backed securities	779	14,095	17,656
Total	$56,313	$64,721	$77,243

          At the end of 2009 and 2008, the market value of securities issued by the State of Michigan and all its political subdivisions totaled $15,466,000 and $16,872,000, respectively. No other securities held of any other single issuer were greater than 10% of shareholders' equity.

          Presented below is the fair value of securities as of December 31, 2009 and 2008, a schedule of maturities of securities as of December 31, 2009, and the weighted average yields of securities as of December 31, 2009.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2009	Fair Value at Dec. 31, 2008
U.S. government and
Federal agencies	$8,236	$22,075	$-	$-	$30,311	$23,841
States and political subdivisions	3,002	10,150	8,390	4,297	25,839	27,471
Mortgage-backed securities	97	10	181	510	798	14,406
Total securities	$11,335	$32,235	$8,571	$4,807	$56,948	$65,718

	Weighted average yields(1)
U.S. government and
Federal agency	1.08%	1.98%	-%	-%
States and political subdivisions	3.39	3.84	3.98	4.08
Mortgage-backed securities	3.06	4.94	3.61	3.96

______________
(1)	Yields are not presented on a tax-equivalent basis.

          The weighted average yields are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          Loan Portfolio

          Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2009	2008	2007	2006	2005
Commercial and agricultural	$61,855	$74,446	$84,937	$63,709	$61,019
Real estate - commercial	148,806	131,180	129,065	97,144	81,876
Real estate - construction	10,522	10,446	11,686	10,025	9,504
Real estate - residential	100,007	104,321	94,560	66,202	71,999
Consumer	11,889	14,917	15,730	15,745	18,316
Total loans, gross	$333,079	$335,310	$335,978	$252,825	$242,714

          We have no foreign loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2009. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2009.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$81,109	$121,503	$8,049	$210,661
Real estate - construction	6,257	4,242	23	10,522
Totals	$87,366	$125,745	$8,072	$221,183

Loan Sensitivity to Changes in Interest Rates	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$124,716	$8,072	$132,788
Loans with floating or adjustable interest rates	1,029	-	1,029
Totals	$125,745	$8,072	$133,817

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

          Our credit review process and overall assessment of required allowances are based on ongoing quarterly assessments of the probable estimated losses inherent in our loan portfolio. We use these assessments to promptly identify potential problem loans within the portfolio, maintain an allowance for losses we believe to be adequate and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review includes the use of a risk grading system.

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

          The following were classified as non-accrual, past due and restructured loans as of December 31:

(Dollars in thousands)
	2009	2008	2007	2006	2005
Loans accounted for on a non-accrual basis	$ 7,585	$ 8,715	$ 4,405	$ 3,518	$ 2,590
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	14	437	429	6	996
Restructured loans	702	-	-	-	-
Totals	$ 8,301	$ 9,152	$ 4,834	$ 3,524	$ 3,586

          A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered doubtful. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2009	2008	2007	2006	2005
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 463	$ 598	$ 278	$ 326	$ 202
Interest on non-performing loans that was actually recorded when received	$ 38	$ 34	$ 21	$ -	$ 26

          Potential Problem Loans

          At December 31, 2009, there were $37.9 million of loans where some concern existed as to the borrowers' abilities to comply with original loan terms. We allocated $1,550,000 in the aggregate for loan losses for nonperforming and potential problem loans as of December 31, 2009. However, our entire allowance for loan losses is also available for potential problem loans.

          Loan Concentrations

          As of December 31, 2009, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

          Summary of Loan Loss Experience

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2009	2008	2007	2006	2005

Balance at January 1	$7,104	$5,156	$3,302	$3,167	$3,459

Charge-offs:
Commercial and agricultural	1,350	1,943	81	267	1,016
Real estate - commercial	60	229	78	38	15
Real estate - construction	51	98	32	-	-
Real estate - residential	2,058	703	106	110	42
Consumer	407	370	228	70	98
Total charge-offs	3,926	3,343	525	485	1,171

Recoveries:
Commercial and agricultural	53	39	61	14	44
Real estate - commercial	2	10	10	16	8
Real estate - construction	-	55	-	-	-
Real estate - residential	4	9	-	18	3
Consumer	113	98	105	72	74
Total recoveries	172	211	176	120	129

Net charge-offs/(recoveries)	3,754	3,132	349	365	1,042

Additions resulting from FNB acquisition	-	-	1,458	-	-
Additions charged to operations(1)	2,725	5,080	745	500	750

Balance at December 31	$6,075	$7,104	$5,156	$3,302	$3,167

Ratio of net charge-offs (recoveries) during the period to average loans outstanding during the period	1.13%	0.94%	0.13%	0.15%	0.42%

(1)

The allowance for loan losses is maintained at a level which, in management's judgment, is believed to be adequate to absorb probable incurred loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors management considers in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, historical loan loss experience, loan volume, portfolio mix, concentrations of credit and lending policies, procedures, and personnel.

During 2009 management added $2.7 million to the allowance, during 2008 management added $5.1 million to the allowance and during 2007 management added $745,000 to the allowance. The provision reflects net charge off experience and the continued decline in the Michigan economy and the local real estate market.

          The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)
	2009	2008	2007	2006	2005
Commercial (including agricultural, real estate and construction)	$4,641	$5,327	$4,605	$3,051	$2,840
Real estate - residential	1,162	1,614	396	126	180
Consumer	272	163	155	125	147
Unallocated	-	-	-	-	-
Total allowance	$6,075	$7,104	$5,156	$3,302	$3,167

          The Securities and Exchange Commission's Industry Guide 3 provides for a break down of the allowance for loan losses into major loan categories. We allocate the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being probable problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any losses without regard to the category or categories in which the charged off loans are classified.

          The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.
	2009	2008	2007	2006	2005
Commercial and agricultural	18.6%	22.2%	25.3%	25.2%	25.2%
Real estate - commercial	44.6	39.1	38.4	38.4	33.7
Real estate - construction	3.2	3.1	3.5	4.0	3.9
Real estate - residential	30.0	31.1	28.1	26.2	29.7
Consumer	3.6	4.5	4.7	6.2	7.5
Total	100.0%	100.0%	100.0%	100.0%	100.0%

          Deposits

          The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2009		2008		2007
Noninterest-bearing demand	$55,934		$55,557		$42,618
Interest-bearing demand	142,931	0.43%	159,576	1.30%	119,118	2.61%
Savings	51,450	0.21%	54,480	0.69%	31,874.59%
Certificates of deposit	135,781	2.91%	129,358	3.51%	103,819	4.30%
Total	$386,096		$398,971		$297,429

          The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2009.

(Dollars in thousands)
Maturing in less than 3 months	$15,729
Maturing in 3 to 6 months	7,381
Maturing in 6 to 12 months	10,911
Maturing in more than 12 months	15,875
Total	$49,896

          We have no foreign deposits.

          Return on Equity and Assets

          The following schedule presents ratios for the years ended December 31:
	2009	2008	2007
Return on assets (net income divided by average total assets)	0.41%	0.17%	1.18%

Return on equity (net income divided by average equity)(1)	4.29%	1.77%	12.72%

Dividend payout ratio (dividends declared per share divided by net income per share)	24.13%	227.33%	36.90%

Equity to assets ratio (average equity divided by average total assets)(1)	9.66%	9.59%	9.27%

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average accumulated other comprehensive income.

          Short Term Borrowings

          The information in Note J of the consolidated financial statements is here incorporated by reference.
Item 1A.	Risk Factors

Risks Related to Southern's Business

The state of financial markets and the economy may adversely affect our sources of liquidity and capital.

          There has been significant recent turmoil and volatility in worldwide and national financial markets which is, at present, ongoing. These conditions have resulted in a disruption in the liquidity of financial markets, and could directly impact us if we need to access capital markets to raise capital to support our business and could impact our overall liquidity position. This situation could affect the cost of funds or our ability to raise funds. If we were unable to access capital or funding sources when needed, it could adversely impact our financial condition, results of operations, cash flows, and level of regulatory capital.

Restrictions on the Bank's ability to pay dividends subjects Southern to liquidity risk.

          Southern's principal source of funds to pay cash dividends and to fund its corporate obligations is the earnings of and dividends paid by the Bank. Southern's corporate obligations include its obligation to pay interest and principal when and as due under its bank credit agreement, which is secured by a pledge of all of the stock of the Bank, and its obligation to pay interest and principal when due under its junior subordinated debt securities. If the Bank is unable to pay cash dividends to Southern in an amount sufficient to fund these obligations and Southern is unable to access liquidity from other sources, Southern may be unable to pay dividends and satisfy its other financial obligations. As of January 1, 2010, the Bank could pay $3.7 million of dividends to Southern without prior regulatory approval and Southern had limited liquid assets. Additional information related to the liquidity position of Southern may be found in Notes Q and R to the consolidated financial statements.

The Bank is subject to liquidity risk in its operations, which could adversely affect its ability to fund various obligations.

          Liquidity risk is the possibility of being unable to meet obligations as they come due, capitalize on growth opportunities as they arise, or pay regular dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is required to fund various obligations, including credit obligations to borrowers, mortgage originations, withdrawals by depositors, repayment of debt, dividends to the Bank's shareholder, operating expenses and capital expenditures.  The Bank's liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Liquidity is essential to the Bank's business. The Bank must maintain sufficient funds to respond to the needs of depositors and borrowers.

An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on the Bank's liquidity. The Bank's access to funding sources in amounts adequate to finance its activities could be impaired by factors that affect the Bank specifically or the financial services industry in general. Factors that could detrimentally impact the Bank's access to liquidity sources include a decrease in the level of the Bank's business activity due to a market down turn or regulatory action that limits or eliminates the Bank's access to alternate funding sources. The Bank's ability to borrow could also be impaired by factors that are nonspecific to the Bank, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

If the Transaction Account Guaranty Program of the FDIC's Temporary Liquidity Guarantee Program expires on June 30, 2010 as currently scheduled, then the Bank could experience a significant reduction in uninsured deposits, which could adversely affect the Bank's liquidity position.

          The Transaction Account Guaranty Program ("TAG") of the FDIC's Temporary Liquidity Guarantee Program temporarily insured non-interest bearing deposits without limitation. TAG is schedule to expire on June 30, 2010 with insured levels on non-interest bearing deposits returning to normal levels. The Bank is a participant in TAG. If TAG expires as scheduled, the Bank could experience a significant reduction in previously insured but then uninsured deposits, which could adversely affect the Bank's liquidity position. Recent media reports indicate that the FDIC is considering extending TAG beyond June 30, 2010, but there is no assurance that the FDIC will do so.

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

          If Southern's assumptions are wrong, its current allowance may not be sufficient to cover loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in Southern's loan portfolio. Material increases to Southern's allowance would materially decrease its net income and could materially decrease shareholders' equity.

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

          In addition, federal and state regulators periodically review Southern's allowance for loan losses and may require Southern to increase its provision for loan losses or recognize further loan charge-offs based on judgments different than those of Southern's management. Any increase in Southern's allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material negative effect on Southern's operating results and shareholders' equity.

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

          Southern's success significantly depends upon the economy, population, income levels, deposits and housing starts in the southwest Michigan market. If this market does not grow or if prevailing economic conditions locally or nationally are unfavorable, Southern's business may be adversely affected. Adverse economic conditions in southern Michigan, including the loss of certain significant employers, could reduce Southern's growth rate, affect the ability of its customers to repay their loans to Southern, and generally adversely affect Southern's financial condition and results of operations. Southern is less able than a larger institution to spread the risks of unfavorable local economic conditions across a large number of diversified economies.

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

Southern may be required to pay additional insurance premiums to the FDIC, which could negatively impact earnings.

          Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The FDIC expects a higher rate of insured institution failures in the next few years compared to recent years; thus, the reserve ratio may continue to decline. In addition, the limit on FDIC coverage has been increased to $250,000 through December 31, 2013. These developments have caused the premiums assessed to Southern by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMEL ratings could subject Southern to increased FDIC insurance premiums. Potentially higher FDIC assessment rates could have an adverse impact on Southern's results of operations.

Southern could be adversely affected by the soundness of other financial institutions, including defaults by larger financial institutions.

          Southern's ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. Southern has exposure to different counterparties, and Southern routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Southern or by other institutions. This is sometimes referred to as "systemic risk" and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which Southern interacts on a daily basis, and therefore could adversely affect Southern.

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

          The banking business is highly competitive and Southern experiences competition in each of its markets from many other financial institutions. Southern competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, and national financial institutions that operate offices in Southern's primary market areas and elsewhere. In addition, some of the institutions that Southern competes against are not subject to the same regulatory restrictions as Southern, and accordingly, may have certain, inherent, cost advantages.

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact Southern's results of operations and financial condition.

          The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer's financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon Southern's periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Southern's management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management's evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

If Southern is required to write down goodwill and other intangible assets, its financial condition and results of operations would be negatively affected.

          A substantial portion of the value of the merger consideration paid in connection with the merger of FNB Financial Corporation was allocated to goodwill and other intangible assets on Southern's consolidated balance sheets. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Southern is required to conduct an annual review to determine whether goodwill and other identifiable intangible assets are impaired.

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

If Southern is required to take a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

          Southern's net deferred tax asset was $1.76 million at December 31, 2009. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. A valuation allowance of $54,000 was considered necessary at December 31, 2009 and 2008 as the likelihood of receiving a tax benefit on a portion of the capital loss on the write off of an investment was considered doubtful. If Southern is required in the future to take one or more additional valuation allowances with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

If Southern is required to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

Southern's mortgage servicing rights were $753,000 at December 31, 2009. No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2009 or 2008 because the fair value of such rights approximated or exceeded the carrying value. If Southern is required in the future to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

Southern depends upon the accuracy and completeness of information about customers.

          In deciding whether to extend credit to customers, Southern may rely on information provided to it by its customers, including financial statements and other financial information. Southern may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Southern's financial condition and results of operations could be negatively impacted to the extent that Southern extends credit in reliance on financial statements or other information provided by customers that is false or misleading.

Southern may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on Southern's financial condition and results of operations.

          Southern and its subsidiaries may be involved from time to time in a variety of litigation arising out of its business. Southern's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause it to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed Southern's insurance coverage, they could have a material adverse effect on Southern's financial condition and results of operations. In addition, Southern may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. For additional information on legal matters, see Item 3 of this report.

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

We continually encounter technological change, and we may have fewer resources than our competitors to continue to invest in technological improvements.

          The banking industry is undergoing rapid technological changes with frequent introductions of new technology-driven products and services. In addition to better serving customers, the effective use of technology increases efficiency and enables financial institutions to reduce costs. Our future success will depend, in part, on our ability to address the needs of our customers by using technology to provide products and services that will satisfy customer demands for convenience as well as to create additional efficiencies in our operations. Many of our competitors have substantially greater resources to invest in technological improvements. There can be no assurance that we will be able to effectively implement new technology-driven products and services or be successful in marketing such products and services to our customers.

Southern's controls and procedures may fail or be circumvented.

          Management regularly reviews and updates Southern's internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Southern's controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Southern's business, results of operations and financial condition.

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

          Southern's ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to Southern is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to the Bank. If Southern or its subsidiary banks do not satisfy these regulatory requirements, Southern would be unable to continue to pay dividends on its common stock. As of January 1, 2010, the Bank was able to pay $3.7 million in dividends to Southern without prior regulatory approval. Additional information on restrictions on payment of dividends by the banks may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q of our consolidated financial statements, which information is here incorporated by reference.

Southern may issue additional shares of its common stock in the future, which would dilute a shareholder's ownership of Southern common stock if the shareholder did not, or was not permitted to, invest in the additional issuances.

          Southern's articles of incorporation authorize its board of directors, without shareholder approval, to, among other things, issue additional common stock. The issuance of any additional shares of Southern common stock could be substantially dilutive to a shareholder's ownership of Southern common stock. To the extent that Southern issues convertible securities, stock appreciation rights, options or warrants to purchase Southern common stock in the future and those convertible securities, stock appreciation rights, options or warrants are exercised, Southern's shareholders may experience further dilution. Holders of shares of Southern common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, Southern's shareholders may not be permitted to invest in future issuances of Southern common stock.

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

Our offices are as follows:

Southern's and Southern Michigan Bank's main office:
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

Southern Michigan Bank's branch office:
   88 North Main Street, Three Rivers, Michigan
   Office is owned by Southern Michigan Bank FNB Financial and comprises approximately 14,256 square feet.

Southern Michigan Bank's branch office:
   1200 North Main Street, Three Rivers, Michigan
   Office is owned by Southern Michigan Bank and comprises approximately 3,321 square feet

Southern Michigan Bank's branch office:
   225 U.S. 131, Three Rivers, Michigan
   Office is owned by Southern Michigan Bank and comprises approximately 900 square feet

Southern Michigan Bank's branch office:
   117 South Broadway Street, Cassopolis, Michigan
   Office is leased by Southern Michigan Bank and comprises approximately 2,611 square feet

Southern Michigan Bank's branch office:
   235 East Main Street, Centreville, Michigan
   Office is owned by Southern Michigan Bank and comprises approximately 1,945 square feet

Southern Michigan Bank's branch office:
   345 North Washington Street, Constantine, Michigan
   Office is owned by Southern Michigan Bank and comprises approximately 2,400 square feet

Southern Michigan Bank's branch office:
   136 North Nottawa Road, Mendon, Michigan
   Office is owned by Southern Michigan Bank and comprises approximately 2,700 square feet
Item 3.	Legal Proceedings

          As of March 26, 2010, there were no material pending legal proceedings to which Southern or any of its subsidiaries were a party or to which any of their properties were subject, other than ordinary routine litigation incidental to the business of Southern and its subsidiaries.

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
Item 4.	[Reserved]

          By SEC rule, Item 4 of Form 10-K has been removed and reserved.

PART II
Item 5.	Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

          Southern common stock is quoted on the OTC Bulletin Board under the symbol "SOMC.OB." Trading activity in our common stock is relatively infrequent. Our trading volume and recent share price information can be viewed under the symbol 'SOMC.OB' on certain financial websites.

          The range of high and low bid prices for shares of Southern common stock for each quarterly period during the past two years is as follows:
Date	High	Low

2009
1st Quarter	$8.10	$5.10
2nd Quarter	14.00	5.50
3rd Quarter	9.00	6.80
4th Quarter	10.05	8.30

2008
1st Quarter	22.00	17.00
2nd Quarter	19.60	16.50
3rd Quarter	16.55	12.05
4th Quarter	14.00	7.05

          The prices listed above are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

          As of March 12, 2010, there were 2,340,717 shares of Southern common stock issued and outstanding. As of March 12, 2010, there were 441 holders of record of shares of Southern common stock.

          The following table summarizes cash dividends declared per share of Southern common stock during 2009 and 2008:
Quarter	2009	2008

1st Quarter	$0.05	$0.20
2nd Quarter	0.05	0.20
3rd Quarter	0.05	0.20
4th Quarter	0.05	0.20

          Southern's principal source of funds to pay cash dividends is the earnings of and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current laws and regulations. For additional information on restrictions on dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note Q to the Southern consolidated financial statements, which information is here incorporated by reference. Limitations on the ability of the Bank to pay cash dividends to Southern could limit Southern's ability to pay dividends in the future.

          Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2009 is included in Item 12 of this report and is here incorporated by reference.

Item 6.	Selected Financial Data

          The following tables show summarized historical consolidated financial data for Southern. The tables are unaudited. The information in the tables is derived from Southern's audited financial statements for 2005 through 2009. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended December 31,
Southern Michigan Bancorp, Inc.	2009	2008	2007(1)	2006	2005
	(unaudited) (in thousands, except per share amounts)
Income Statement Data:
Net interest income	$16,538	$17,740	$14,906	$14,495	$13,437
Provision for loan losses	2,725	5,080	745	500	750
Net income	1,936	813	4,133	4,009	3,802
Balance Sheet Data (period end):
Assets	462,409	474,996	480,178	329,891	317,952
Deposits	380,905	394,043	399,169	282,509	268,078
Other borrowings	10,832	12,492	14,753	6,973	12,164
Subordinated debentures	5,155	5,155	5,155	5,155	5,155
Shareholders' equity	45,734	44,416	44,219	28,482	26,110

Common Share Summary(1):
Diluted earnings per share	0.84	0.36	2.28	2.26	2.12
Dividends per share	0.20	0.80	0.80	0.78	0.67
Book value per share	20.59	20.09	19.96	16.95	15.45
Weighted average diluted shares
outstanding	2,291,901	2,281,044	1,813,306	1,770,835	1,791,721

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

          The following discussion is designed to provide a review of the consolidated financial condition and results of operations of Southern and SMB&T. This discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements.

Economic Trends

          The global and U.S. economies are experiencing significantly reduced business activity as a result of, among other factors, disruptions in the financial system during the past two years. Dramatic declines in the housing market during this time, along with falling home prices and increasing foreclosures and unemployment, have resulted in significant write-downs of asset values by financial institutions, including government-sponsored entities and major commercial and investment banks. These write-downs, initially of residential-related loans and mortgage-backed securities, but spreading to credit default swaps and other derivative securities, have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets, many national and regional lenders have reduced, and in some cases, ceased to provide funding to borrowers, including other financial institutions. The availability of credit, confidence in the financial sector, and level of volatility in the financial markets have been significantly adversely affected as a result.

Market Developments

          Substantially all of the deposits of the Bank are insured up to applicable limits by the Deposit Insurance Fund ("DIF") of the FDIC and are subject to deposit insurance assessments to maintain the DIF. The FDIC utilizes a risk-based assessment system that imposes insurance premiums based upon a matrix that takes into account a bank's capital level and supervisory rating.

          On February 27, 2009, the FDIC adopted a final rule modifying the risk-based assessment system and setting initial base assessment rates beginning April 1, 2009, at 12 to 45 basis points; and due to extraordinary circumstances, extended the time within which the reserve ratio must be returned to 1.15 percent from five to seven years. On May 22, 2009, the FDIC adopted a final rule imposing a 5 basis point special assessment on each insured depository institution's assets minus Tier 1 capital as of June 30, 2009. The Bank incurred expenses of $217,000 as a result of the special assessment in the second quarter of 2009.

          On November 12, 2009, the FDIC amended its regulations requiring certain insured institutions to prepay their estimated quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011, and 2012. The prepaid assessment for these periods was collected on December 30, 2009, along with each institution's regular quarterly risk-based deposit insurance assessment for the third quarter of 2009. The total amount of FDIC prepayments for the Bank was $2.4 million. The prepayment relating to 2010-2012 has been treated as a prepaid expense on the books of SMB&T, and will be recognized as expense in the period for which the assessments are effective.

Results of Operations

          Southern's net income for 2009 was $1,936,000 compared to $813,000 in 2008, an increase of $1,123,000, or 138.1%. Provision for loan losses in the amount of $2,725,000 was expensed in 2009; down from $5,080,000 in 2008. Non-interest income of Southern, increased 12.7% to $7,172,000 in 2009. Non-interest expense of $18,970,000 in 2009 was equal to the 2008 expense.
	Percent Change from Prior Year			Percent Change from Prior Year
	2009	2008		2009	2008
Net interest income	-6.78%	19.01%	Assets	-2.65%	-1.08%
Provision for loan losses	-46.36%	581.88%	Securities available for sale	-13.34%	-15.22%
Non-interest income	12.71%	53.66%	Gross loans	-0.67%	-0.20%
Non-interest expense	0.00%	48.98%	Allowance for loan losses	-14.48%	37.78%
Net income	138.13%	-80.33%	Deposits	-3.33%	-1.28%
			Other borrowings	-13.29%	-15.33%
			Shareholders' equity	2.97%	0.45%

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Southern's return on average equity was 4.29% in 2009, 1.77% in 2008 and 12.72% in 2007. The return on average assets was 0.41 % in 2009, 0.17% in 2008 and 1.18% in 2007.

          Acquisition of FNB Financial Corporation and Consolidation of Banks

          On December 1, 2007, Southern acquired FNB Financial Corporation. The 2009 and 2008 results of operations include twelve months of combined financial results. The 2007 results of operations include one month of combined financial results after completion of the acquisition. The 2009 and 2008 year end balance sheets include all of the assets acquired and liabilities assumed from FNB Financial Corporation. Therefore, a comparison of 2008 to 2007 results of operations is materially affected as a result of the acquisition. For more detailed information concerning the acquisition, see Note C to the consolidated financial statements.

          In April 2009, FNB Financial (formerly, The First National Bank of Three Rivers) was consolidated with and into SMB&T.

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

          The presentation of net interest income on a FTE basis is not in accordance with GAAP but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine tax equivalent net interest income are itemized in Table 1 below.

          Net interest income is the most important source of Southern's earnings. Changes in Southern's net interest income are influenced by a number of factors, including changes in the level of interest earning assets, changes in the mix of interest earning assets and interest bearing liabilities, the level and direction of interest rates and the steepness of the yield curve.

          For 2009, Southern's net interest margin (FTE) was 4.14% compared to 4.36% for 2008 and 4.83% for 2007. Beginning with a 50 basis point drop in September 2007, the Federal Reserve began a campaign of decreasing overnight borrowing rates to stimulate the economy. Through December 2008, the Federal Reserve had decreased the overnight borrowing rate 5%, to its lowest level of all time, a range of 0% to .25%. For the entire year of 2009, these rate decreases impacted Southern's net interest margin. Southern's interest rate spread and margin both further decreased as yields on earning assets decreased 0.86%, from 6.31% to 5.45%, while deposit yields were down 0.71%, from 2.20% to 1.49%.

          In 2009, the lower interest margin resulted in $1,256,000 less net interest income than in 2008. The 2009 decrease was a result of lower rates being in effect for the entire year and reduced balances in loans and investment securities. Despite the lower net interest margin in 2008 and 2007, net interest income increased during both years by $3,055,000 and $508,000, respectively. The increase in both years primarily resulted from the acquisition of FNB.

          The 2008 increase was a result of $2,606,000 improvement in interest income and $449,000 reduction of interest expense. The increase in interest income was the result of $104.1 million of additional average earning assets, primarily from FNB, which was enough to overcome the rate decrease. Despite adding $103.6 million of average interest bearing deposits, primarily from FNB, interest expense decreased $449,000 in 2008 as Southern closely monitored deposit rates.

          The following table presents a summary of net interest income (FTE) for 2009, 2008 and 2007.

Table 1. Average Balances and Tax Equivalent Interest Rates
	2009			2008			2007
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$333,397	$19,966	5.99%	$334,873	$22,665	6.77%	$259,811	$20,824	8.02%
Taxable investment securities(4)	38,329	1,134	2.96	44,341	2,100	4.74	31,586	1,648	5.22
Tax-exempt investment securities(1)	23,044	1,338	5.81	24,272	1,429	5.89	16,189	982	6.07
Federal funds sold and other(5)	18,487	69	0.37	17,624	358	2.03	9,419	492	5.22
Total interest earning assets	413,257	22,507	5.45	421,110	26,552	6.31	317,005	23,946	7.55

Non-interest earning assets:
Cash and due from banks	11,059			13,795			8,940
Other assets(6)	49,505			49,797			28,156
Less allowance for loan losses	(6,548)			(5,339)			(3,474)

Total assets	$467,273			$479,363			$350,627

LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$142,931	$612	0.43%	$159,576	$2,072	1.30%	$119,118	$3,106	2.61%
Savings deposits	51,450	108	0.21	54,480	375	0.69	31,874	188	0.59
Time deposits	135,781	3,952	2.91	129,358	4,546	3.51	103,819	4,464	4.30
Securities sold under agreements to repurchase and overnight borrowings	14,899	41	0.28	10,423	156	1.50	3,235	114	3.52
Other borrowings	12,284	490	3.99	13,138	721	5.49	5,340	362	6.78
Subordinated debentures	5,155	197	3.82	5,155	319	6.19	5,155	404	7.84
Total interest bearing liabilities	362,500	5,400	1.49	372,130	8,189	2.20	268,541	8,638	3.22

Non-interest bearing liabilities:
Demand deposits	55,934			55,557			42,618
Other	2,852			4,343			4,887
Common stock subject to repurchase obligation	836			1,379			2,089
Shareholders' equity	45,151			45,954			32,492
Total liabilities and shareholders' equity	$467,273			$479,363			$350,627
Net interest income		$17,107			$18,363			$15,308
Interest rate spread			3.96%			4.11%			4.33%
Net margin on interest earning assets			4.14%			4.36%			4.83%

(1)

Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $455,000 and $114,000, respectively for 2009; $486,000 and $137,000, respectively for 2008; and $334,000 and $68,000, respectively for 2007.

(2)	Average balance includes average nonaccrual loan balances of $8,135,000 in 2009; $7,946,000 in 2008; and $3,373,000 in 2007.
(3)	Interest income includes loan fees of $365,000 in 2009; $602,000 in 2008; and $353,000 in 2007.
(4)	Average balance includes average unrealized gain of $976,000 in 2009; $684,000 in 2008; and $14,000 in 2007 on available for sale securities.
(5)	Includes $15,771,000 in 2009 of federal reserve deposit accounts.
(6)	Includes $15,967,000 in 2009 and $16,333,000 in 2008 relating to goodwill and other intangible assets.
(7)	Amounts in 2007 include FNB for month of December.

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

Table 2. Changes in Tax Equivalent Net Interest Income

(Dollars in Thousands)
	2009 Compared to 2008 Increase (Decrease) Due To			2008 Compared to 2007 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(2,600)	$(99)	$(2,699)	$(3,567)	$5,408	$1,841
Taxable investment securities	(710)	(256)	(966)	(164)	616	452
Tax-exempt investment securities	(19)	(72)	(91)	(30)	477	447
Federal funds sold and other	(306)	17	(289)	(409)	275	(134)

Total interest earning assets	$(3,635)	$(410)	$(4,045)	$(4,170)	$6,776	$2,606

Interest expense on:

Demand deposits	$(1,263)	$(197)	$(1,460)	$(1,875)	$841	$(1,034)
Savings deposits	(247)	(20)	(267)	36	151	187
Time deposits	(811)	217	(594)	(901)	983	82
Securities sold under agreements to repurchase and overnight borrowings	(163)	48	(115)	(96)	138	42
Other borrowings	(187)	(44)	(231)	(81)	440	359
Subordinated debentures	(122)	-	(122)	(85)	-	(85)

Total interest bearing liabilities	$(2,793)	$4	$(2,789)	$(3,002)	$2,553	$(449)

Net interest income	$(842)	$(414)	$(1,256)	$(1,168)	$4,223	$3,055

          Provision for Loan Losses

          The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly to reflect changes in the factors above, as well as actual charge-off experience and any known losses. For further information, see "Allowance for Loan Losses" below.

          The provision for loan losses was $2,725,000 in 2009, compared to $5,080,000 in 2008 and $745,000 in 2007. The 2009 provision for loan losses was lower than the 2008 provision due primarily to reduced specific reserves required in 2009 as a result of the level of charge-offs in 2009 and a reduction in nonperforming loans at December 31, 2009.

          During 2009, real estate mortgage net charge-offs increased $1,360,000 to $2,058,000, or 196.0%, over 2008 levels. In 2008, the increase was 554.7%, or $588,000, over 2007 levels. Prior to the current economic difficulties faced in Michigan, as well as around the country, losses on residential real estate were less frequent. Depressed real estate values have significantly impacted loss levels.

          During 2008, the provision was increased to account for higher specific reserves and increased charge-offs. In July 2008, a change in management at FNB occurred. New management rehired a special assets manager and began re-analyzing potential problem credits in the portfolio. As of December 31, 2008, specific reserves totaling $3,308,000 were identified. In addition, during the fourth quarter of 2008, a large commercial credit was charged-off. The results of these actions were a fourth quarter provision for loan losses of $2,350,000.

          In 2007, the provision for loan losses reflected net charge-off experience, the growth of the commercial portfolio and the continued decline in the Michigan economy and the local real estate market. Net charge-offs were $349,000 for 2007. Commercial loans increased $52 million in 2007 with approximately $43 million coming from the FNB acquisition.

          Non-Interest Income

          Non-interest income increased $809,000, or 12.7%, in 2009 and $2,222,000, or 53.7%, in 2008. The 2009 increase was primarily a result of $682,000 of net securities gains being recorded during the year compared to $15,000 in 2008. The 2008 increase was due to the acquisition of FNB, which provided $2,255,000 of non-interest income in 2008.

          In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans in the secondary market. Southern recognizes a profit at the time of the sale. Southern originated real estate mortgage loans of $41,586,000 in 2009 compared to $17,455,000 in 2008 and $17,015,000 during 2007. Net gains on loan sales increased $420,000 in 2009 as early in the year rates moved lower causing an increase in refinancing. Net gains on loan sales decreased $54,000 in 2008 as residential mortgage refinancing activity declined as rates moved up from 2004 historic lows.

          Net securities gains of $682,000, $15,000 and $13,000 were recognized in 2009, 2008 and 2007, respectively. During 2009, Southern sold $26.4 million of securities which significantly reduced the level of mortgage-backed securities it held.

          Trust fees were down 9.4%, or $103,000, in 2009 compared to the 2008. This decline in income reflected a decline in market value of assets managed despite an increase in new accounts. Trust fees increased in 2008 compared to 2007, primarily due to the FNB acquisition.

          In 2008, Southern recorded a $390,000 gain from life insurance proceeds.

          Non-Interest Expense

          Non-interest expenses were flat in 2009 and increased $6,237,000, or 49.0%, in 2008.

          Salaries and employee benefits expense decreased $780,000, or 7.4%, comparing 2009 to 2008 and increased $2,930,000 or 38.3% comparing 2008 to 2007. Southern has been able to reduce staff in 2009 through attrition and has reduced contributions to the 401(k) plan. At December 31, 2009, Southern had 196 full-time equivalent positions compared to 202 at December 31, 2008. Effective December 31, 2009, The Southern Michigan Bank & Trust Pension Plan was fully frozen. The plan was partially frozen in 2006 for participants who did not meet certain age and years of service requirements. Participants who met the age and years of service requirements continued accruing benefits until the plan was fully frozen in 2009. The curtailment gain was entirely used to offset the unrecognized net actuarial loss; and therefore, there was no impact of this gain on net income.

          The 2008 increase in salaries and employee benefits was mainly attributable to a larger workforce following the FNB acquisition. The FNB acquisition added 60 full time equivalent employees in December 2007, which added $247,000 of salaries and benefits expense.

          Equipment expense decreased $317,000 in 2009 compared to 2008. Depreciation expense declined in 2009 compared to 2008 as certain assets became fully depreciated. Occupancy expense and equipment expense in 2008 increased $429,000 and $395,000, respectively, over 2007. The increases were primarily due to the increase in number of locations following the acquisition of FNB.

          Printing, postage and supplies decreased $44,000 in 2009 compared to 2008. These costs increased in 2008 over 2007 resulting from the FNB acquisition.

          Professional and outside services decreased $221,000 in 2009 over 2008 and increased $828,000 in 2008 over 2007. The decrease in 2009 resulted from Southern being able to reduce fees paid for outside consulting relating to system conversions. $618,000 of the 2008 increase related to FNB activity. The remaining 2008 increase primarily reflected increases in auditing and legal fees relating to being an SEC reporting company.

          Amortization of intangibles was flat in 2009, but increased $343,000 in 2008 compared to 2007 due to amortization of the core deposit intangible asset from the FNB acquisition.

          ATM expense increased $224,000 in 2009 and $145,000 in 2008. The 2009 increase was a result of conversion costs incurred relating to converting FNB and SMB&T ATM processing to a common system.

          FDIC insurance expense increased $676,000, or 377.7%, in 2009 as a result of increased premiums. 2009 was also impacted by a second quarter special assessment against all FDIC insured depository institutions and the elimination of credits at the end of 2008. The 2008 increase was due to the FNB acquisition.

          Other real estate owned expense and loss on other real estate owned both increased in 2008 and 2009. The 2008 increase is due partially to the acquisition of FNB, but also, as with the 2009 increase, due to the depressed real estate market which has resulted in a significant increase in the number of properties held by Southern.

          Income Taxes

          Income taxes were an expense of $79,000 in 2009, a credit of $760,000 in 2008, and an expense of $1,436,000 in 2007. Because of the significant decline in 2008 income before income taxes, a federal income tax credit resulted for 2008 after consideration of tax-exempt interest income, non-taxable life insurance income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on Southern's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by approximately $351,000 in 2009, $363,000 in 2008, and $234,000 in 2007.

          The information under Note L to the consolidated financial statements is here incorporated by reference.

Financial Condition

          Total assets at December 31, 2009 totaled $462,409,000, a decrease of $12,587,000, or 2.6%, from December 31, 2008. Cash and cash equivalents decreased $3,175,000 and investments decreased $8,770,000 compared to December 31, 2008, due to $14.2 million of non-core deposits being eliminated from the balance sheet in the first quarter of 2009.

          Cash and Cash Equivalents

          Cash and cash equivalents decreased $3,175,000, or 11.3%, over the 2008 balances. At December 31, 2009, Southern had balances of $11,961,000 with the Federal Reserve, compared to $16,165,000 at December 31, 2008. During 2008, the Federal Reserve began paying banks interest on balances maintained at the Federal Reserve. At December 31, 2009 and 2008, the interest rate paid by the Federal Reserve exceeded the overnight federal funds rate paid by Southern's primary correspondent bank.

          Securities Available for Sale

          The securities available for sale portfolio decreased by $8,770,000, or 13.3%, from December 31, 2008 to December 31, 2009. Southern sold $26.4 million of securities in 2009 reducing the level of mortgage backed securities held. In addition, $37.7 million of securities were called or matured in 2009. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the Asset Liability Management Committee (ALCO). Southern elected not to replace some maturing investments to meet liquidity needs.

          The securities available for sale portfolio decreased by $11,797,000, or 15.2%, from December 31, 2007 to December 31, 2008. Approximately $76 million of securities matured or were called in 2008 as compared to $31 million in 2007.

          The securities available for sale portfolio had net unrealized gains of $635,000 at December 31, 2009 and $997,000 at December 31, 2008. Management has concluded that unrealized gains and losses within the investment portfolio are temporary because management believes they are a result of market changes, rather than a reflection of credit quality.

          Loans

          Substantially all loans are granted to customers located in Southern's service area, which is primarily southern Michigan (excluding southeast Michigan). Gross loans decreased by $2,231,000, or 0.7%, and $668,000, or 0.2%, in 2009 and 2008, respectively. The decreases resulted from net charge offs and payments received on loans exceeding the new loan volume as Southern is actively controlling growth during the current difficult economic times.

          Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $59,823,000 and $69,271,000 at December 31, 2009 and 2008, respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern's risk in a changing interest rate environment.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:
	December 31
	2009	2008	2007
Nonaccrual loans:	(Dollars in thousands)
Commercial, financial and agricultural	$5,576	$5,512	$3,032
Real estate mortgage	1,933	3,178	1,342
Installment	76	25	31
	7,585	8,715	4,405
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	14	353	411
Real estate mortgage	-	75	-
Installment	-	9	18
	14	437	429

Total nonperforming loans	7,599	9,152	4,834
Other real estate owned	1,187	1,119	866

Total nonperforming assets	$8,786	$10,271	$5,700
Nonperforming loans to year-end loans	2.28%	2.73%	1.44%
Nonperforming assets to total assets	1.90%	2.16%	1.19%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. The decrease in nonperforming loans from December 31, 2008 to December 31 2009 was primarily a reflection of loans being transferred to foreclosed assets or charged-off. At December 31, 2009, 2008 and 2007, Southern had loans of $11,135,000, $15,257,000 and $9,144,000, respectively, which were considered impaired.

          Holdings of other real estate owned at December 31, 2009 increased by $68,000 since the end of 2008. Other real estate owned includes properties that were acquired through foreclosure or by deed in lieu of foreclosure. The properties include residential homes and lots and commercial properties. During 2009 and 2008, $3,197,000 and $1,987,000, respectively, was transferred from loans to foreclosed assets. The increase in other real estate owned reflects the increased level of foreclosure activity due to the poor economic conditions in Michigan.

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

          Allowance for Loan Losses

          The allowance for loan losses is based on regular, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is based on two principles of accounting: Accounting Standards Codification (ASC) 450-10, "Accounting for Contingencies" and ASC 310-10, "Accounting by Creditors for Impairment of a Loan." The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and a number of other factors recommended in regulatory guidance.

          The historical loss component of the allowance is based on considering historical loss experience for each loan category. The component may be adjusted for significant factors that, in management's judgment, will affect the collectibility of the portfolio. The resulting loss estimate could differ from the losses actually incurred in the future.

          Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. As of December 31, 2009, specific reserves totaled $1,550,000 compared to $3,308,000 at December 31, 2008, a decrease of 53.1%.

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

          The allowance for loan losses was $6,075,000 or 1.82% of loans at December 31, 2009 compared to $7,104,000 or 2.12% of loans at December 31, 2008.

          The allowance for loan losses at December 31, 2009 consisted of $2,916,000 from the historical loss experience component and specifically allocated reserves, leaving $3,159,000 from the other factors. This compares to $4,800,000 from the historical loss experience component and specifically allocated reserves and $2,304,000 from other factors at December 31, 2008.

          At December 31, 2009, management was not aware of any problem loan that would have a material effect on loan delinquency or loan charge-offs. Loans are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

          The allowance is maintained at a level, which in management's judgment is believed adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the best information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern's control.

          Deposits

          Deposits have traditionally represented Southern's principal source of funds. Total deposits decreased 3.3%, or $13,138,000, in 2009 and decreased 1.3%, or $5,126,000, in 2008. The 2009 decrease included one non-

core deposit relationship, totaling $14.2 million, which was eliminated during the first quarter of 2009. The majority of deposits are derived from core client sources, relating to long term relationships with local personnel, business and public clients. A small amount of brokered deposits, $10.6 million at December 31, 2009, are maintained, but are not used to support growth. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

          Subordinated Debentures

          In March 2004, Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust formed by Southern, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Southern issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. Southern may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable, in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. Southern has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years. Southern's investment in the common stock of the trust was $155,000 and is included in other assets.

          The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2009 was 3.03%.

Capital Resources

          Southern obtains funds for operating expenses and dividends to shareholders through dividends from the Bank. In general, the Bank pays only those amounts required to meet the liquidity requirements of Southern, while maintaining appropriate capital levels at the Bank. Capital is maintained at the Bank to support its current operations and projected future growth. See additional discussion under the section titled "Liquidity."

          Shareholders' equity increased $1,318,000, or 3.0%, from December 31, 2008 to December 31, 2009. It was relatively flat at $44,416,000 at December 31, 2008 compared to $44,219,000 at December 31, 2007. The increase in 2009 was primarily attributable to 2009 net income offset by dividends to shareholders.

          The Federal Reserve Board (FRB) has imposed risk-based capital guidelines applicable to Southern. These guidelines require that banks and bank holding companies maintain capital levels commensurate with both on and off balance sheet credit risks of their operations. Under the guidelines, a bank must have a minimum ratio of total capital to risk-weighted assets of 8 percent. In addition, a bank and a bank holding company must maintain a minimum ratio of Tier 1 capital equal to 4 percent of risk-weighted assets. Tier 1 capital includes common shareholders' equity, qualifying perpetual preferred stock and minority interests in equity accounts of consolidated subsidiaries less goodwill, core deposit intangibles and 10 percent of mortgage servicing rights assets.

          As a supplement to the risk-based capital requirements, the FRB has also adopted leverage capital ratio requirements. The leverage ratio requirements are intended to ensure that adequate capital is maintained against risk other than credit risk. The leverage ratio requirements establish a minimum ratio of Tier 1 capital to total assets of 3 percent for the most highly rated bank holding companies and banks that do not anticipate and are not experiencing significant growth. All other bank holding companies are required to maintain a ratio of Tier 1 capital to total assets of 4 to 5 percent, depending on the particular circumstances and risk profile of the institution.

          Regulatory agencies have determined that the capital component created by the adoption of the requirements of ASC 320-10 should not be included in Tier 1 capital. As such, the net unrealized gain or loss on available for sale securities is not included in the ratios listed in Note V to the consolidated financial statements. The ratios include the common stock subject to repurchase obligation in Southern's employee stock ownership plan (ESOP). As discussed in Note V, Southern and SMB&T both exceeded the minimum requirements to be categorized as "well capitalized" at December 31, 2009. The information in Note V to the consolidated financial statements is here incorporated by reference.

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

          Historically, Southern has maintained correspondent accounts with regional and national banks for various purposes. In addition, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. At times, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. During 2009 and 2008, federal funds were sold with an average balance of $2,716,000 and $17,624,000, respectively. During 2009, Southern also averaged $15,771,000 on deposit at the Federal Reserve.

          In the past, Southern has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. The recent events within the financial industry have caused correspondent banks to eliminate these lines of credit that were previously available to Southern. As a result, in an effort to ensure adequate liquidity, collateral is pledged at the Federal Reserve Bank "Discount Window." At December 31, 2009, $5 million of securities were pledged that could be used for future borrowings. In addition, Southern has $3.2 million of securities which are available to be pledged for future borrowings. Southern also has the ability to borrow $33.6 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T, which are restricted under current banking laws and regulations. Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to Southern. At January 1, 2010, using the most restrictive of these conditions, SMB&T was able to pay Southern $3.7 million in aggregate dividends without prior regulatory approval.

          Additional information about factors affecting our liquidity may be found in Notes H and I of the consolidated financial statements, and is here incorporated by reference.

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

Commitments and Off-Balance Sheet Risk

          Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers' trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2009, Southern had commitments of $59,823,000 for lines of credit, $1,457,000 in standby letters of credit and no commitments under commercial letters of credit outstanding.

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

          Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or the repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of interest rate risk could pose a significant threat to Southern's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Southern's safety and soundness.

          A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-3% up and down ramped changes to interest rates. With the current Federal Reserve target rate at 0% - .25%, no further decrease in rates was modeled at December 31, 2009. Assumptions in the simulation are based on management's estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. The income simulation indicated if rates increased one percent, net interest income would decrease $176,000, or -1.05%, if rates increased two percent, net interest income would decrease $133,000, or -0.79% and if rates increased three percent, net interest income would increase $162,000, or 0.96%.

          The market value of equity analysis estimates the change in the market value of equity using interest rate change scenarios from +3% to -3% in 1% increments. As with the income simulation analysis, no further rate reductions were assumed as of December 31, 2009. The following table illustrates the percent change in equity based on changes in market interest rates:
change in market value of equity
3% increase in market rates	11.45%
2% increase in market rates	7.79%
1% increase in market rates	3.99%

No change	0.00%

1% decrease in market rates	NA%
2% decrease in market rates	NA%
3% decrease in market rates	NA%

          The results of the simulations at December 31, 2009 are within the guidelines set and approved by Southern's Board of Directors.

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

          Fair Value Measurements

          We use fair value measurements to record certain financial instruments and to determine fair value disclosures. Available for sale securities are financial instruments recorded at fair value on a recurring basis. Additionally, we may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. ASC 820-10-55 (formerly SFAS 157, Fair Value Measurements), establishes a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market driven or market based information obtained from independent sources, while unobservable inputs reflect management estimates about market data.

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

          Mortgage Servicing Rights

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

          Acquisition Intangibles

          Generally accepted accounting principles require a determination of the fair value of all of the assets and liabilities of an acquired entity, and recording of their fair value on the date of acquisition. A variety of means are employed in determination of fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill. Goodwill is subject to an impairment analysis, performed at least annually. Prior to 2009, the Company elected to perform its annual goodwill impairment test as of December 31 each year. Such test was performed by management utilizing various industry data available for other financial institutions. As a result of the significant changes in economic conditions in 2008 and continuing in 2009, management believed the use of an independent third-party to perform the annual valuation would be beneficial. The Company selected November 30 as the annual impairment test date to allow the third party valuation firm adequate time to complete the annual valuation and impairment testing process. This change will allow the Company sufficient time to incorporate the impairment testing results in the Company's annual December 31 financial reporting requirements.

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

The 2009 consolidated financial statements have been audited by the independent accounting firm of Clifton Gunderson LLP which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. Clifton Gunderson LLP's auditor's report is presented on the following page.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting. Southern's internal control system is designed to provide reasonable assurance regarding reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles. The system of internal control includes policies and procedures pertaining to Southern's ability to record, process, and report reliable information. Actions are taken to correct any deficiencies as they are identified through internal and external audits, regular examinations by bank regulatory agencies, Southern's formal risk management process, and other means.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

Southern's management assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, it used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework." Based on our assessment, management believes that as of December 31, 2009, Southern's internal control over financial reporting was effective based on those criteria.

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
/s/ John H. Castle	/s/ Danice L. Chartrand

John H. Castle Chairman and Chief Executive Officer	Danice L. Chartrand Chief Financial Officer

February 12, 2010
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.	Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2009. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.
/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio
March 26, 2010

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2009	2008
ASSETS
Cash	$3,862	$4,455
Due from banks	20,952	23,534
Cash and cash equivalents	24,814	27,989
Federal funds sold	2,540	3,320
Securities available for sale	56,948	65,718
Loans held for sale, net of valuation allowance of $0 in 2009 and 2008	605	121
Loans, net of allowance for loan losses of $6,075 - 2009 ($7,104 - 2008)	327,004	328,206
Premises and equipment, net	12,914	13,286
Accrued interest receivable	2,054	2,614
Net cash surrender value of life insurance	9,881	9,523
Goodwill	13,422	13,422
Other intangible assets, net	2,355	2,717
Other assets	9,872	8,080
Total Assets	$462,409	$474,996

LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$55,250	$57,216
Interest bearing	325,655	336,827
Total deposits	380,905	394,043
Securities sold under agreements to repurchase and overnight borrowings	14,799	13,890
Accrued expenses and other liabilities	4,039	4,272
Other borrowings	10,832	12,492
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 101,999 shares outstanding in 2009 (100,392 shares in 2008)	945	728
Total Liabilities	416,675	430,580

Shareholders' equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,323,410 shares in 2009 (2,311,740, shares in 2008)
Outstanding (other than ESOP shares) - 2,221,411 shares
in 2009 (2,211,348 shares in 2008)	5,553	5,528
Additional paid-in capital	18,363	18,473
Retained earnings	22,062	20,593
Accumulated other comprehensive income, net	193	413
Unearned Employee Stock Ownership Plan shares	(437)	(591)
Total Shareholders' Equity	45,734	44,416
Total Liabilities and Shareholders' Equity	$462,409	$474,996

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2009	2008	2007
Interest income:
Loans, including fees	$19,852	$22,528	$20,756
Securities:
Taxable	1,134	2,100	1,648
Tax-exempt	883	943	648
Other	69	358	492
Total interest income	21,938	25,929	23,544
Interest expense:
Deposits	4,671	6,992	7,758
Other	729	1,197	880
Total interest expense	5,400	8,189	8,638
Net Interest Income	16,538	17,740	14,906
Provision for loan losses	2,725	5,080	745
Net Interest Income after Provision for Loan Losses	13,813	12,660	14,161

Non-interest income:
Service charges on deposit accounts	2,746	2,744	1,990
Trust fees	987	1,090	791
Net securities gains	682	15	13
Net gains on loan sales	756	336	390
Earnings on life insurance assets	358	363	286
Income from automated teller machines	703	624	352
Brokerage income	246	249	11
Gain on life insurance proceeds	-	390	-
Other	694	552	308
Total non-interest income	7,172	6,363	4,141

Non-interest expense:
Salaries and employee benefits	9,802	10,582	7,652
Occupancy, net	1,351	1,383	954
Equipment	917	1,234	839
Printing, postage and supplies	615	659	378
Telecommunication	372	379	229
Professional and outside services	1,354	1,575	747
Software maintenance	415	396	253
Amortization of other intangibles	362	374	31
Automated teller machines	521	297	152
FDIC deposit assessments	855	179	47
Other real estate owned expense	319	201	96
Loss (gain) on sale of other real estate owned	318	213	(95)
Other	1,769	1,498	1,450
Total non-interest expense	18,970	18,970	12,733

Income before income taxes	2,015	53	5,569
Income tax provision (credit)	79	(760)	1,436
Net Income	$1,936	$813	$4,133
Basic Earnings Per Common Share	$0.84	$0.36	$2.29
Diluted Earnings Per Common Share	$0.84	$0.36	$2.28

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
Years ended December 31, 2009, 2008 and 2007

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2007	$4,200	$5,446	$19,021	$(42)	$(143)	$28,482
Comprehensive income:
Net income for 2007			4,133			4,133
Net change for the year in other comprehensive
income items				223		223
Total comprehensive income						4,356

Cash dividends declared - $.80 per share			(1,525)			(1,525)
Issuance of 535,936 shares in merger with FNB	1,340	11,371				12,711
Issuance of restricted stock (2,740 shares of common stock at $24.58 per share)	7	(7)				-
Vesting of restricted stock		12				12
Change in common stock subject to repurchase	(8)	127				119
Reduction of ESOP obligation					40	40
Stock option expense		83				83
Adjustment to initially apply SFAS 158 net of tax				(59)		(59)

Balance at December 31, 2007	5,539	17,032	21,629	122	(103)	44,219
Comprehensive income:
Net income for 2008			813			813
Net change for the year in other comprehensive
income items				291		291
Total comprehensive income						1,104
Cash dividends declared - $.80 per share			(1,849)			(1,849)
Common stock repurchased and retired (819 shares)	(2)	(10)				(12)
Issuance of restricted stock (5,535 shares of common stock at $18 per share)	14	(14)				-
Vesting of restricted stock		24				24
Restricted stock forfeiture (900 shares)	(3)	3				-
Change in common stock subject to repurchase	(20)	1,321				1,301
Purchase of 28,500 shares by ESOP					(609)	(609)
Reduction of ESOP obligation					121	121
Stock option expense		117				117

Balance at December 31, 2008	5,528	18,473	20,593	413	(591)	44,416
Comprehensive income:
Net income for 2009			1,936			1,936
Net change for the year in other
comprehensive income items				(220)		(220)
Total comprehensive income						1,716
Cash dividends declared - $.20 per share			(467)			(467)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Vesting of restricted stock		47				47
Restricted stock forfeiture (560 shares)	(1)	1				-
Change in common stock subject to repurchase	(4)	(213)				(217)
Reduction of ESOP obligation					154	154
Stock option expense		85				85

Balance at December 31, 2009	$5,553	$18,363	$22,062	$193	$(437)	$45,734

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2009	2008	2007
Operating Activities
Net income	$1,936	$813	$4,133
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	2,725	5,080	745
Depreciation	1,054	1,228	835
Amortization of other intangible assets	362	374	31
Net amortization (accretion) of investment securities	389	214	(33)
Stock option and restricted stock grant compensation expense	132	141	95
Net securities gains	(682)	(15)	(13)
Loans originated for sale	(41,586)	(17,455)	(17,015)
Proceeds on loans sold	41,858	17,936	17,140
Net gains on loan sales	(756)	(336)	(390)
Proceeds on other real estate owned sales	2,456	1,513	1,762
Net loss (gain) on other real estate owned sales	318	213	(95)
Gain on life insurance proceeds	-	(390)	-
Net loss on sale of equipment	9	46	1
Net change in obligation under ESOP	154	121	40
Net change in:
Accrued interest receivable	560	773	(52)
Cash surrender value	(358)	(363)	(286)
Other assets	(1,256)	(919)	(626)
Accrued expenses and other liabilities	145	(1,075)	(821)
Net cash from operating activities	7,460	7,899	5,451

Investing Activities
Bank acquisition, net of $4,199 cash assumed	-	-	(9,565)
Activity in available for sale securities:
Proceeds on securities sold	26,366	-	-
Proceeds from maturities and calls	37,683	75,750	30,733
Purchases	(55,348)	(63,427)	(32,007)
Net change in federal funds sold	780	3,129	9,495
Proceeds from life insurance	-	1,241	67
Loan originations and payments, net	(4,720)	(4,093)	(7,438)
Proceeds from sale of equipment	-	2	2
Additions to premises and equipment	(691)	(1,227)	(2,564)
Net cash from investing activities	4,070	11,375	(11,277)

Financing Activities
Net change in deposits	(13,138)	(5,126)	(1,938)
Net change in securities sold under agreements to repurchase and overnight borrowings	909	4,114	9,592
Proceeds from other borrowings	8,000	600	9,084
Repayments of other borrowings	(9,663)	(2,873)	(4,286)
Purchase of ESOP shares	-	(609)	-
Cash dividends paid	(813)	(1,849)	(1,525)
Repurchase of common stock	-	(12)	-
Net cash from financing activities	(14,705)	(5,755)	10,927

Net change in cash and cash equivalents	(3,175)	13,519	5,101
Beginning cash and cash equivalents	27,989	14,470	9,369
Ending cash and cash equivalents	$24,814	$27,989	$14,470

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Industry Segments: Southern Michigan Bancorp, Inc. (the Company) is a bank holding company. The Company's business is concentrated in the banking industry segment. The subsidiary bank offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southern Michigan communities in which the bank is located and in areas immediately surrounding these communities. The bank grants commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. and its wholly-owned subsidiary, Southern Michigan Bank & Trust (SMB&T or the Bank) after elimination of significant inter-company balances and transactions. During 2009, both FNB Financial and SMB Mortgage Company were consolidated with and into SMB&T. SMB&T owns FNB Financial Services, which conducts a brokerage business and is consolidated into SMB&T's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

Use of Estimates: The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities and disclosure of contingent liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates. Estimates that are more susceptible to change in the near term include the allowance for loan losses, deferred tax assets, fair values of securities and other financial instruments and pension and post retirement benefit obligations.

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

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value and reflected as a loss when a decline in fair value is not temporary. In estimating other than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) whether the Company has the intention to sell the security prior to recovery. Prior to April 1, 2009, factor (3) was based on the Company's intent and ability to hold the security until recovery.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment will be recognized in the period identified. Prior to 2009, the Company elected to perform its annual goodwill impairment test as of December 31 each year. Such test was performed by management utilizing various industry data available for other financial institutions. As a result of the significant changes in economic conditions in 2008 and continuing in 2009, management believed the use of an independent third-party to perform the annual valuation would be beneficial. The Company selected November 30 as the annual impairment test date to allow the third-party valuation firm adequate time to complete the annual valuation and impairment testing process. This change will allow the Company sufficient time to incorporate the impairment testing results in the Company's annual December 31 financial reporting requirements. Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

Other intangible assets consist of core deposit intangible assets arising from whole bank or branch acquisitions. They are initially measured at fair value and then are amortized on an accelerated method over their estimated useful life, which is 10 years.

Other Real Estate: Other real estate was $1,187,000 and $1,119,000 at December 31, 2009 and 2008 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of carrying amount or fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and reductions in carrying value are reported in other expense.

Stock Compensation: Effective January 1, 2006, the Company adopted the requirements of "share-based payment transactions", using the modified prospective transition method. Under this method, the Company began recognizing compensation cost for equity-based compensation for all new or modified grants after the date of adoption. Awards issued prior to 2006 that have not been modified were not affected by the new method of accounting.. For 2006 no stock based employee cost was recorded as no options were granted in 2006 and all prior options were fully vested prior to January 1, 2006.

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

The Company adopted FASB's requirements for accounting for uncertain tax positions effective January 1, 2007. The requirements prescribe the minimum recognition threshold a tax position is required to meet before being recognized in the financial statements. The requirements also provide clear criteria for subsequently recognizing, derecognizing, and measuring such tax positions for financial statement purposes as well as provide guidance on accrual of interest and penalties, accounting in interim periods, disclosure, and transition. The adoption did not have a material impact on the consolidated financial statements.

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes the net change in unrealized gains and losses on securities available for sale and the changes in the funded status of the pension plan, each net of tax, which are also recognized as a separate component of shareholders' equity.

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

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in southern Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 67% of the loan portfolio at December 31, 2009 and the loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 30% of the loan portfolio at December 31, 2009 and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 3% of the loan portfolio at December 31, 2009 and are primarily collateralized by consumer assets.

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

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Commitments may include interest rates determined prior to funding the loan (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. Such commitments were not material at December 31, 2009 and 2008.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters that will have a material effect on the consolidated financial statements as of December 31, 2009.

Subsequent Events: Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2009, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2009, have been recognized in the financial statements for the year ended December 31, 2009. Events or transactions that provided evidence about conditions that did not exist at December 31, 2009, but arose before the financial statements were issued, have not been recognized in the financial statements for the year ended December 31, 2009.

Reclassifications: Certain items in the 2008 and 2007 consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards: In June 2009, the FASB issued Accounting Standards Update (ASU) No. 2009-01 (formerly FAS No. 168), The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles. The Accounting Standards Codification (ASC) is the single source of authoritative non governmental U.S. generally accepted accounting principles (GAAP). Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The Codification does not change current GAAP, but is intended to simplify user access to all authoritative GAAP by providing all the authoritative literature related to a particular topic in one place. All existing accounting standard documents are superseded and all other accounting literature not included in the Codification is considered non-authoritative. The Codification is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of this ASU did not have a material impact on the results of operations or financial position of the Company as it only required changes to GAAP references in our financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of New Accounting Standards (Continued):

ASC 805-10 (formerly Statement of Financial Accounting Standards No. 141 (Revised 2007), Business Combinations) was issued in December 2007. ASC 805-10 establishes principles and requirements for how an acquirer recognizes and measures in its financial statements the identifiable assets acquired, the liabilities assumed, and any noncontrolling interest in an acquiree, including the recognition and measurement of goodwill acquired in a business combination. ASC 805 applies prospectively to business combinations for which the acquisition date is on or after the first annual reporting period beginning on or after December 15, 2008. The Company had no transactions in 2009 applicable to ASC 805.

ASC 810-10 (formerly SFAS 160, Noncontrolling Interests in Consolidated Financial Statements - an amendment of ARB No. 51) was issued in December 2007 to establish accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statement, but separate from the parent's equity. ASC 810-10 is effective for fiscal years, and interim periods within those fiscal years, beginning on or after December 15, 2008. Since the Company owns 100% of all subsidiaries, ASC 810-10 has no impact on the Company's consolidated financial condition or results of operations.

ASC 815-10 (formerly SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - an amendment of FASB Statement No. 133) was issued in March 2008 and requires qualitative disclosures about objectives and strategies for using derivative instruments, quantitative disclosures about fair value amounts of and gains and losses on derivative instruments, and disclosures about credit-risk-related contingent features in derivative agreements. ASC 815-10 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008. Adoption of ASC 815-10 did not have a material impact on the consolidated financial statements.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Adoption of New Accounting Standards (Continued):

ASC 825-10 (formerly FSP No. 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments), requires disclosures about fair value of financial instruments for interim reporting periods of publicly traded companies that were previously only required in annual financial statements. ASC 825-10 is effective for interim reporting periods ending after June 15, 2009. The adoption of ASC 825-10 as of April 1, 2009 did not have a material impact on the results of operations or financial position of the Company as it only required disclosures which were already disclosed on an annual basis in Note T.

ASC 855-10 (formerly FAS No. 165, Subsequent Events), establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. In particular, ASC 855-10 sets forth the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements, the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements, and the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. An entity must apply the requirements to interim or annual financial periods ending after June 15, 2009. The adoption of ASC 855-10 did not significantly impact the consolidated financial statements of the Company.

ASC 260-10 (formerly FASB Staff Position EITF 03-6-1-Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities) addresses whether instruments granted in share-based payment transactions are participating securities prior to vesting and, therefore, included in the earnings allocation in computing earnings per share (EPS) under the two-class method.  ASC 260-10 provides that unvested share-based payment awards that contain non-forfeitable rights to dividends or dividend equivalents (whether paid or unpaid) are participating securities and shall be included in the computation of EPS pursuant to the two-class method.  This ASC was effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those years. All prior-period EPS data presented were to be adjusted retrospectively (including interim financial statements, summaries of earnings, and selected financial data) to conform to the provisions of this ASC. The effect of adopting this new guidance did not impact the Company's EPS computation.

ASC 715-20 (formerly FASB Staff Position No. 132(R)-1, Employers' Disclosures about Postretirement Benefit Plan Assets) provides guidance on an employer's disclosures about plan assets of a defined benefit pension or other post-retirement plan. These additional disclosures include disclosure of investment policies and fair value disclosures of plan assets, including fair value hierarchy. The ASC also includes a technical amendment that requires a nonpublic entity to disclose net periodic benefit cost for each annual period for which a statement of income is presented. This ASC is effective for fiscal years ending after December 15, 2009. Upon initial application, provisions of the ASC are not required for earlier periods that are presented for comparative purposes. The new disclosures for 2009 have been presented in the Note M to the consolidated financial statements.

In August 2009, the FASB issued ASU No. 2009-05, Fair Value Measurements and Disclosures (Topic 820) - Measuring Liabilities at Fair Value. This ASU provides amendments for fair value measurements of liabilities. It provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more techniques. ASU 2009-05 also clarifies that when estimating a fair value of a liability, a reporting entity is not required to include a separate input or adjustment to other inputs relating to the existence of a restriction that prevents the transfer of the liability. ASU 2009-05 is effective for the first reporting period (including interim periods) beginning after August 26, 2009. The adoption of ASU 2009-05 did not have any impact on the Company's consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Effect of Newly Issued But Not Yet Effective Accounting Standards:

ASC 860-10-65 (formerly FAS No. 166, Accounting for Transfers of Financial Assets-an amendment of FASB Statement No. 140), removes the concept of a qualifying special-purpose entity and removes the exception from applying Consolidation of Variable Interest Entities, to qualifying special-purpose entities. The objective in issuing ASC 860-10-65 is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. The requirements of ASC 860-10-65 must be applied as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material.

ASC 810-10-65 (formerly FAS No. 167, Amendments to FASB Interpretation No. 46(R)), seeks to improve financial reporting by enterprises involved with variable interest entities. ASC 810-10-65 addresses (1) the effects of provisions which result from the elimination of the qualifying special-purpose entity concept and (2) constituent concerns about the application of the accounting and disclosures which do not always provide timely and useful information about an enterprise's involvement in a variable interest entity. ASC 810-10-65 is effective as of the beginning of each reporting entity's first annual reporting period that begins after November 15, 2009, for interim periods within that first annual reporting period, and for interim and annual reporting periods thereafter. The impact of adoption is not expected to be material since the Company currently has no variable interest entities.

In January 2010, the FASB issued ASU No. 2010-06, Fair Value Measurements and Disclosures (Topic 820) - Improving Disclosures about Fair Value Measurements. This ASU requires presentation of activities within the Level 3 roll forward, and adds a new requirement to disclose transfers in and out of Level 1 and 2 measurements. It also clarifies two existing disclosure requirements. The ASU is effective the first interim or annual reporting period beginning after December 15, 2009, except for the gross presentation of the Level 3 roll forward information, which is required for annual reporting periods beginning after December 15, 2010 and for interim reporting periods within those years. The adoption of ASU 2010-06 will only impact the disclosure requirements of fair value information and will not impact the Company's consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2009, 2008 and 2007 is presented below:
	2009	2008	2007
Basic Earnings Per Common Share

Net income (in thousands)	$1,936	$813	$4,113

Weighted average common shares outstanding	2,322,642	2,310,303	1,813,003

Less: Unallocated ESOP shares	(31,090)	(29,538)	(5,090)

Weighted average common shares outstanding for basic
earnings per common share	2,291,552	2,280,765	1,807,913

Basic earnings per common share	$0.84	$0.36	$2.29

Diluted Earnings Per Common Share

Net income (in thousands)	$1,936	$813	$4,133

Weighted average common shares outstanding for basic
earnings per common share	2,291,552	2,280,765	1,807,913

Add: Dilutive effects of assumed exercises of stock options	349	279	5,393

Average shares and dilutive potential
of common shares outstanding	2,291,901	2,281,044	1,813,306

Diluted earnings per common share	$0.84	$0.36	$2.28

Stock options for 214,822, 207,348 and 131,145 shares of common stock were not considered in computing diluted earnings per share for 2009, 2008 and 2007, respectively, because they were anti-dilutive.

NOTE C - ACQUISITION OF FNB FINANCIAL

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

NOTE C - ACQUISITION OF FNB FINANCIAL (CONTINUED)

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

The purchase accounting fair value adjustments are being amortized under various methods and over the estimated lives of the corresponding assets and liabilities. Goodwill recorded from the merger amounted to $12,802,000 bringing total goodwill for the Company to $13,422,000 at December 31, 2007. Goodwill is not being amortized but is subject to an annual impairment test. A core deposit intangible asset of $3,122,000 was recorded as part of the deposits assumed and is being amortized using an accelerated basis over a period of 10 years. Amortization of the core deposit intangible asset for the years ended December 31, 2009 and 2008 and the month of December 2007 was $362,000, $374,000 and $31,000, respectively, resulting in an unamortized balance of $2,355,000 and $2,717,000 at December 31, 2009 and 2008, respectively. The estimated amortization expense for each of the next five years ending December 31 is as follows: 2010, $350,000; 2011, $339,000; 2012, $325,000; 2013, $296,000 and 2014, $284,000.

The following summarizes pro forma information for the year ended December 31, 2007, assuming the merger occurred at the beginning of the year (in thousands, except share data):

Net interest income after provision for loan losses	$18,253
Net income	4,155
Basic earnings per common share	1.77
Diluted earnings per common share	1.77

The pro forma information includes purchase accounting adjustments relating to interest income on loans acquired, amortization of intangible assets arising from the transaction, depreciation expense on property acquired, interest expense on deposits acquired and debt borrowings and related tax effects. The pro forma results do not necessarily represent results which would have occurred if the merger had taken place on the basis assumed above, nor are they indicative of the results of future combined operations.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - SECURITIES

Year end investment securities were as follows (in thousands):
Available for Sale, December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and Federal agencies	$19,259	$99	$(14)	$19,344
U.S. government sponsored entities and agencies	10,908	59	-	10,967
States and political subdivisions	25,367	530	(58)	25,839
Mortgage-backed securities	779	20	(1)	798
Total	$56,313	$708	$(73)	$56,948

Available for Sale, December 31, 2008	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value

U.S. Treasury and Government agencies	$23,547	$294	$-	$23,841
States and political subdivisions	27,079	418	(26)	27,471
Mortgage-backed securities	14,095	341	(30)	14,406
Total	$64,721	$1,053	$(56)	$65,718

Included above for 2008 are $1,900,000 of floating rate securities that were putable on a weekly basis. The securities matured in 2009.

Securities with unrealized losses at year end 2009 and 2008 that have not been recognized in income are as follows (in thousands):
2009	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss

U.S. Treasury and Federal agencies	$11,142	$(14)	$-	$-	$11,142	$(14)
U.S. government sponsored entities and agencies	-	-	-	-	-	-
States and political subdivisions	3,624	(57)	159	(1)	3,783	(58)
Mortgage-backed securities	-	-	93	(1)	93	(1)
Total temporarily impaired	$14,766	$(71)	$252	$(2)	$15,018	$(73)

2008	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
U.S. Treasury and Government
agencies	$-	$-	$-	$-	$-	$-
States and political subdivisions	714	(13)	917	(13)	1,631	(26)
Mortgage-backed securities	1,656	(29)	127	(1)	1,783	(30)
Total temporarily impaired	$2,370	$(42)	$1,044	$(14)	$3,414	$(56)

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - SECURITIES (CONTINUED)

Unrealized losses have not been recognized into income as management believes the issuers are of high credit quality, management has no intent to sell the securities, and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the notes and bonds approach their maturity date.

The proceeds from sales of securities and the associated gains are listed below (in thousands):
	2009	2008	2007
Proceeds	$26,366	$-	$-
Gross gains	678	-	-
Gross losses	-	-	-

The tax benefit (provision) related to these net realized gains and losses was $(231,000), $0 and $0 for 2009, 2008 and 2007, respectively.

Gains on calls of securities were $4,000, $15,300 and $13,000 for 2009, 2008 and 2007, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities of debt securities at year-end 2009 were as follows (in thousands):
	Amortized Cost	Fair Value
Due in one year or less	$11,178	$11,238
Due from one to five years	31,784	32,225
Due from five to ten years	8,254	8,390
Due after ten years	4,318	4,297
Mortgage-backed securities	779	798
Total	$56,313	$56,948

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $29,857,000 and $38,883,000 were pledged as collateral for public deposits and for other purposes at year-end 2009 and 2008.

At year-end 2009 and 2008, the market value of securities issued by the state of Michigan and all its political subdivisions totaled $15,466,000 and $16,872,000, respectively. No other securities of any state (including all its political subdivisions) were greater than 10% of shareholders' equity.

Investments in the Federal Home Loan Bank totaled $2,057,000 at December 31, 2009 and 2008 and are included in other assets since such investments are considered restricted. Such investments are recorded at cost and evaluated for impairment.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - LOANS

Loans at year-end were as follows (in thousands):
	2009	2008

Commercial	$61,855	$74,446
Real estate - commercial	148,806	131,180
Real estate - construction	10,522	10,446
Consumer	11,889	14,917
Real estate mortgage	100,007	104,321
	333,079	335,310
Less allowance for loan losses	(6,075)	(7,104)
Loans, net	$327,004	$328,206

At December 31, 2009 and 2008, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the Bank.

The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.
	2009	2008

Balance at January 1	$10,278	$10,995
New loans, including renewals	12,672	8,705
Repayments	(6,354)	(10,171)
Other changes, net	(18)	749
Balance at December 31	$16,578	$10,278

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $127,917,000 and $124,607,000 at December 31, 2009 and 2008, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows (in thousands):
	2009	2008	2007

Balance at January 1	$708	$749	$399
Additions	269	162	157
Acquisition of servicing rights from FNB	-	-	308
Amortized to expense	(224)	(203)	(115)
Balance at December 31	$753	$708	$749

No valuation allowance for capitalized mortgage servicing rights was necessary at December 31, 2009, 2008 or 2007 since the fair value of such rights approximated or exceeded the carrying value.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):
	2009	2008	2007

Balance at January 1	$7,104	$5,156	$3,302
Provision for loan losses	2,725	5,080	745
Addition resulting from FNB acquisition	-	-	1,458
Loans charged off	(3,926)	(3,343)	(525)
Recoveries	172	211	176
Net charge-offs	(3,754)	(3,132)	(349)

Balance at December 31	$6,075	$7,104	$5,156

Information regarding impaired loans at December 31 follows (in thousands):
	2009	2008

Year end loans with allowance for loan losses allocated	$5,439	$10,481
Year end loans with no allowance for loan losses allocated	5,696	4,776

Total impaired loans	$11,135	$15,257

Amount of allowance allocated to these loans	$1,550	$3,308

	2009	2008	2007

Average balance of impaired loans during the year	$11,754	$17,100	$9,362

Cash basis interest income recognized during the year	$409	$866	$364

Interest income recognized during the year	$367	$881	$366

Nonperforming loans at December 31 were as follows (in thousands):
	2009	2008

Loans past due over 90 days still on accrual	$14	$437
Nonaccrual loans	7,585	8,715

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The Company has allocated $215,000 of specific reserves to customers whose loan terms have been modified as of December 31, 2009. The Company has committed to lend no additional amounts to these customers.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31 consisted of (in thousands):
	2009	2008

Land	$2,373	$2,150
Buildings and improvements	15,087	14,902
Furniture and equipment	7,701	7,453
	25,161	24,505
Less accumulated depreciation	(12,247)	(11,219)
Totals	$12,914	$13,286

Depreciation and amortization expense charged to operations was approximately $1,054,000, $1,228,000 and $835,000 in 2009, 2008 and 2007, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2009 were as follows (in thousands):
2010	$30
2011	11
2012	4

Total	$45

NOTE H - DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):
	2009	2008

Non-interest bearing checking	$55,250	$57,216
Interest bearing checking	86,606	97,613
Savings	46,346	53,090
Money market accounts	57,776	54,066
Time deposits	134,927	132,058
Totals	$380,905	$394,043

The carrying amount of time deposits $100,000 and over was $49,896,000 and $44,283,000 at December 31, 2009 and 2008, respectively. Interest expense on time deposits $100,000 and over was $1,336,000, $1,435,000 and $1,835,000 for the years ended December 31, 2009, 2008 and 2007, respectively.

At year-end 2009, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):
2010	$87,780
2011	24,323
2012	9,095
2013	9,308
2014	2,329
Thereafter	2,092
Total	$134,927

Related party deposits were $14,271,000 and $10,941,000 at December 31, 2009 and 2008, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I - OTHER BORROWINGS

Other borrowings at December 31, 2009 included $7,343,000 in advances from the Federal Home Loan Bank (FHLB) of Indianapolis. The advances require payments from December 2010 through December 2013 with fixed interest rates ranging from 2.12% to 4.57%, with a weighted average rate of 2.77%. Principal is due at maturity for $6,998,000 of the advances. The remaining $345,000 FHLB advance is at a fixed rate of 4.57% with decreasing annual principal payments.

All of the advances are secured by blanket collateral agreements with the FHLB, which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, and commercial real estate loans. Eligible FHLB loan collateral at December 31, 2009 and 2008 was approximately $93,148,000 and $65,887,000, respectively.

At December 31, 2008, FHLB fixed rate advances of $5,447,000 were outstanding. They had a weighted average interest rate of 3.97%. Advances with principal due at maturity totaled $4,995,000 and the remaining $452,000 FHLB advance is at a fixed rate of 4.57% with decreasing annual principal payments.

On November 20, 2007, the Company entered into a Business Loan agreement with Bank of America, consisting of two credit facilities. The first consisted of a $3,000,000 secured revolving line of credit, maturing in three years with a LIBOR plus 150 basis point interest rate (3.72% at December 31, 2008). Repayment terms were interest only on a quarterly basis with the principal due at maturity. The second was a $7,000,000 secured term loan, with a maturity of five years subject to a twelve year amortization with an interest rate of LIBOR plus 145 basis points (3.67% at December 31, 2008). Repayment terms were interest and principal on a quarterly basis (based on a 12 year amortization), with the remaining principal amount due at maturity. Both credit facilities were secured by a pledge of 100% of the stock of SMB&T. Both credit facilities with Bank of America were paid off and closed in December 2009. At December 31, 2008, $0 was outstanding on the line of credit and $6,416,000 was outstanding on the term note.

On December 29, 2009 the Company entered into a Business Loan agreement with Great Lakes Bankers Bank (GLBB), consisting of a $3,000,000 term loan, subject to sub-participation of at least $2,100,000 with banks mutually acceptable to both parties, maturing in five years with a variable rate equal to the New York Prime, as published in the Wall Street Journal, with a floor of four and one-half (4.5%) percent. Repayment terms require monthly principal and interest payments amortized over five years. The loan requires compliance with various specified financial covenants and is secured by 100% of the stock of SMB&T. At December 31, 2009, $3,000,000 was outstanding.

Other borrowings also include a loan from a local community bank with a balance at December 31, 2009 and 2008 of $489,000 and $629,000, respectively. The loan matures on February 28, 2013 and is unsecured.

At year-end 2009, scheduled principal reductions on other borrowings were as follows for the years ending December 31 (in thousands):
	FHLB	GLBB	Other	Total

2010	$110	$547	$145	$802
2011	1,117	572	150	1,839
2012	5,077	598	155	5,830
2013	1,039	626	39	1,704
2014	-	657	-	657
Total other borrowings	$7,343	$3,000	$489	$10,832

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OVERNIGHT BORROWINGS

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):
	2009	2008
At December 31:
Outstanding balance	$14,799	$13,890
Average interest rate	0.26%	0.45%

Daily average for the year:
Outstanding balance	$14,789	$10,089
Average interest rate	0.28%	1.56%

Maximum outstanding at any month end	$14,799	$13,890

At December 31, 2009, the Bank had no line of credit arrangements available to purchase federal funds. At December 31, 2008, such lines of credit arrangements totaled $19,000,000, subject to quarterly and annual reviews, with no borrowing outstanding.

NOTE K - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust, therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company may redeem the subordinated debentures, in whole or in part, in a principal amount with integral multiples of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole or in part from time to time, upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed five consecutive years.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2009 was 3.03%. The Company's investment in the common stock of the trust was $155,000 and is included in other assets.

NOTE L - INCOME TAXES

Income tax provision (credit) consists of (in thousands):
	2009	2008	2007

Current	$(427)	$283	$1,460
Deferred	506	(1,043)	(24)
Totals	$79	$(760)	$1,436

Deferred income tax provision (credit) consist of the tax effect of temporary differences, including a credit of $23,000 in 2009 and $204,000 in 2008 relating from utilization of a portion of a net operating loss carryforward.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - INCOME TAXES (CONTINUED)

Income tax provision calculated at the statutory federal income tax rate of 34% differs from actual income tax provision (credit) as follows (in thousands):
	2009	2008	2007

Income tax at statutory rate	$685	$18	$1,893
Tax-exempt interest income, net	(351)	(363)	(234)
Earnings on life insurance assets, including gain from proceeds in 2008	(122)	(256)	(97)
Low income housing partnership tax credit	(127)	(127)	(127)
Other items, net	(6)	(32)	1
Totals	$79	$(760)	$1,436

Year-end deferred tax assets and liabilities consist of the following (in thousands):
	2009	2008
Deferred tax assets:
Allowance for loan losses	$1,342	$1,882
Deferred compensation and supplemental retirement liability	731	726
Net operating loss carryforward	207	230
Intangible asset amortization	24	37
Pension liability - SFAS 158	117	126
Write off of investment	60	60
Nonaccrual loan interest	272	322
Tax credit carryforwards	483	399
Other	311	240
	3,547	4,022
Valuation allowance	(54)	(54)
Total deferred tax assets, net of valuation allowance	3,493	3,968

Deferred tax liabilities:
Mortgage servicing rights	(256)	(241)
Goodwill	(170)	(149)
Purchase accounting adjustments	(887)	(920)
Net unrealized gain on available for sale securities	(216)	(339)
Other	(202)	(165)
Total deferred tax liabilities	(1,731)	(1,814)
Net deferred tax assets, included in other assets	$1,762	$2,154

At December 1, 2007, FNB had a net operating loss carryforward (NOL) of approximately $1,378,000 for federal income tax purposes. At December 31, 2009, the NOL has been reduced to approximately $609,000 and is available to reduce the Company's future taxable income through 2027.

At December 31, 2009, the Company has available alternative minimum tax credit carryforwards of approximately $356,000, which may be utilized in the future to the extent computed regular tax exceeds the alternative minimum tax. The Company also has a low income housing credit of $127,000 at December 31, 2009, which is available to reduce future federal income taxes through 2029.

A valuation allowance against deferred tax assets of $54,000 was considered necessary at December 31, 2009 and 2008 as the likelihood of receiving a tax benefit on a portion of the capital loss on the write off of an investment is considered doubtful. Management believes remaining deferred tax assets are more likely than not to be realized.

The Company and its subsidiaries file income tax returns in the U.S. federal and certain state jurisdictions. Such returns are no longer subject to tax examinations by tax authorities for years before 2006.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS

Defined Benefit Pension Plan:

Effective December 31, 2009, The Southern Michigan Bank & Trust Pension Plan was fully frozen. Employees who had been grandfathered in when the plan was partially frozen in 2006 had their benefit frozen in 2009. The curtailment resulted in a $125,000 reduction in the projected benefit obligation during 2009. The curtailment gain was entirely used to offset the unrecognized net actuarial loss; and therefore, there was no impact of this gain on net income. The Company uses a December 31 measurement date for the plan.

Information about the pension plan was as follows (in thousands):
	2009	2008
Change in benefit obligation:
Beginning benefit obligation	$(2,418)	$(2,200)
Service cost	(29)	(32)
Interest cost	(145)	(142)
Settlement adjustment	125	-
Actuarial loss	(44)	(171)
Benefits paid	239	127
Ending benefit obligation	(2,272)	(2,418)

Change in plan assets, at fair value:
Beginning plan assets	2,147	2,161
Actual return	47	38
Employer contributions	10	75
Benefits paid	(239)	(127)
Plan expenses paid	(28)	-
Ending plan assets	1,937	2,147

Net amount recognized in other liabilities - funded status	$(335)	$(271)

The accumulated benefit obligation for the defined benefit pension plan was $2,273,000 and $2,319,000 at December 31, 2009 and 2008, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):
	2009	2008	2007
Components of net periodic benefit cost:
Service cost	$29	$32	$37
Interest cost	145	142	130
Expected return on plan assets	(147)	(151)	(129)
Recognized net actuarial loss	39	2	-
Settlement adjustment	42	-	-
Net periodic benefit cost	$108	$25	$38

At December 31, 2009, a net actuarial loss of $343,000 has not yet been recognized as a component of net periodic benefit cost. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2010 is estimated to be $9,000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:
	2009	2008	2007
Discount rate on benefit obligation	6.0%	6.0%	6.0%
Long-term expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/A	4.0%	4.0%

	Target Allocation 2010	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of Return - 2009
Asset Category		2009	2008

Equity securities	0%	0%	0%	0.0%
Debt securities	1%	1%	2%	5.6%
Cash and time certificates	99%	99%	98%	1.1%
	100%	100%	100%	1.2%

The pension plan assets are managed by the Bank's Trust Department. A written investment policy which meets the standards of the prudent investor rule is followed. In addition, the Northern Trust Company and Main Street Advisors, both of Chicago, have provided investment advisory services, guidance and expertise.

Investments or debt obligations of Southern Michigan Bancorp, Inc. are not allowed as holdings within the plan.

The plan's investment objective at December 31, 2009 is primarily fixed income investments with a target of 70% time certificates and 30% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the plan freeze, the investment allocations have been reevaluated with shorter term objectives.

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed.

Fair Value of Plan Assets: Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company used the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

Debt Securities: The fair values for investment securities are determined by quoted market prices, if available (Level 1). For securities where quoted prices are not available, fair values are calculated based on market prices of similar securities (Level 2). For securities where quoted prices or market prices of similar securities are not available, fair values are calculated using discounted cash flows or other market indicators (Level 3). Discounted cash flows are calculated using spread to swap and LIBOR curves that are updated to incorporate loss severities, volatility, credit spread and optionality. During times when trading is more liquid, broker quotes are used (if available) to validate the model. Rating agency and industry research reports as well as defaults and deferrals on individual securities are reviewed and incorporated into the calculations.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

The fair value of the plan assets at December 31, 2009, by asset category, is as follows:
		Fair Value Measurements at December 31, 2009 Using:
	Carrying Value	Quoted Prices in Active Markets for Identical Assets (Level 1)	Significant Other Observable Inputs (Level 2)	Significant Unobservable Inputs (Level 3)
(Dollars in thousands) Plan Assets

Debt securities	$25	$25	$-	$-
Cash and time certificates	1,912	213	1,699	-

Total Plan Assets	$1,937	$238	$1,699	$-

There were no plan assets measured at fair value using significant unobservable inputs (Level 3) for the year ended or as of December 31, 2009.

The Company does not expect to contribute to its pension plan in 2010.

At year-end 2009, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):
2010	$51
2011	52
2012	55
2013	84
2014	99
2015 - 2019	771

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Plan includes a 401(k) provision with the Company's matching contribution provided in Company stock. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by SMB&T and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $388,000, $610,000 and $426,000 in 2009, 2008 and 2007, respectively.

Shares held by the ESOP at year-end are as follows:
	2009	2008

Allocated shares	101,999	100,392
Unallocated shares	29,649	31,256

Total ESOP shares	131,648	131,648

The fair value of the allocated shares held by the ESOP is approximately $945,000 and $728,000 at December 31, 2009 and 2008, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such, these shares are not classified in shareholders' equity as permanent equity. In 2008, the ESOP obtained a loan for $609,000 to purchase 28,500 shares. The balance of the loan at December 31, 2009 and 2008 was $416,000 and $529,000, respectively. In 2005, the ESOP obtained a loan for $204,000 to purchase 7,568 shares. The balance of the loan at December 31, 2009 and 2008 was $21,000 and $62,000, respectively.

Deferred Compensation Plan: As an incentive to retain key members of management and directors, the Bank has a deferred compensation plan whereby participants defer a portion of current compensation. Benefits are based on salary and length of service and are vested as service is provided from the date of participation through age 65. A liability is recorded on a present value basis and discounted at current interest rates. This liability may change depending upon changes in long-term interest rates. Current rates paid on deferred compensation balances range from 6.08% - 12.98%. Deferred compensation expense was $237,000, $246,000 and $225,000 in 2009, 2008 and 2007, respectively. The liability for vested benefits was $1,913,000 and $1,863,000 at December 31, 2009 and 2008, respectively, and is included in accrued expenses and other liabilities.

Supplemental Retirement Plan: The Bank also maintains a supplemental retirement plan to provide annual payments to particular executives subsequent to their retirement. Expense associated with this plan totaled $12,000, $77,000 and $11,000 in 2009, 2008 and 2007, respectively. Liabilities associated with this plan totaled $232,000 and $255,000 at December 31, 2009 and 2008.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - STOCK OPTIONS

The Company has stock based compensation plans as described below. Total compensation cost that has been charged against income for those plans was $132,000, $141,000 and $95,000 in 2009, 2008 and 2007.

On June 6, 2005, shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership. The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards. A maximum of 300,000 shares of common stock are available under the plan. The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors. At December 31, 2009, 117,158 shares were available under the plan.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan total 115,500. Options are to be granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options are granted and a vesting period as determined by the Board of Directors. The plan will terminate on the earliest of: (i) March 20, 2010; (ii) when all shares have been issued through exercise of options granted under this Plan; or (iii) at any earlier time that the Board of Directors may determine. At December 31, 2009, 46,218 shares were available under the plan.

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
	2009	2008	2007

Risk-free interest rate	3.58%	2.94%	4.75%
Expected option life	8 years	8 years	8 years
Expected stock price volatility	22.39%	14.48%	14.05%
Dividend yield	3.58%	3.51%	3.59%

Weighted-average fair value of options granted during year	$0.97	$1.96	$3.58

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - STOCK OPTIONS (CONTINUED)

A summary of the activity in the plans for 2009 follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	215,118	$22.72
Granted	14,660	7.40
Exercised	-	-
Forfeited	(4,508)	17.04
Outstanding at end of year	225,270	$21.83	6.8 years	$$25,000

Options exercisable at year-end	119,520	$22.72	5.3 years	$-

	2009	2008	2007

Intrinsic value of options exercised	-	-	-
Cash received from option exercise	-	-	-
Tax benefit realized from option exercises	-	-	-

As of December 31, 2009, there was $140,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.9 years.

Restricted Stock - Restricted shares may be issued under the plans described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date. The total fair value of shares vested during the years ended December 31, 2009, 2008 and 2007 was $29,000, $13,000 and $0. As of December 31, 2009, there was $153,000 of total unrecognized compensation cost related to nonvested shares granted under the Plan. The cost is expected to be recognized over a weighted average period of 3.8 years.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2009	6,827	$20.11
Granted	12,230	7.40
Vested	(1,435)	20.51
Forfeited	(560)	11.19
Nonvested at December 31, 2009	17,062	$11.26

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

At December 31, 2009 and 2008, the Company had $0 and $21,000, respectively, of commitments under commercial letters of credit, used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2009 and 2008, commitments under outstanding standby letters of credit were $1,457,000 and $2,035,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):
	2009	2008

Fixed rate	$2,765	$3,167
Variable rate	57,058	66,104
Totals	$59,823	$69,271

The fixed rate commitments have stated interest rates ranging from 4.50% to 14.00%. The terms of the above commitments range from 1 to 120 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

Certain executives of the Bank have employment contracts which have change of control clauses. The employment contracts provide for the payment of 2.99 times the officer's base salary and bonus if the officer is terminated in the event of a change of control.

NOTE P - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income amounted to $193,000 at December 31, 2009 and $413,000 at December 31, 2008 and is summarized as follows (in thousands):
	2009	2008
Unrealized gain on available-for-sale securities, net of
income taxes of $216 in 2009 and $339 in 2008	$419	$658
Pension liability, net of income taxes of $117 in 2009 and $126 in 2008	(226)	(245)
Total	$193	$413

The changes in the components of accumulated comprehensive income (loss), excluding the impact in 2007 of initially applying SFAS 158 pension accounting, and related tax effects for the years ended December 31, 2009, 2008 and 2007 are as follows (in thousands):
	2009	2008	2007

Unrealized gain on available for sale securities	$320	$741	$347
Reclassification adjustments for net realized gains
included in net income	(682)	(15)	(13)
Accrued pension liability	29	(281)	-

Net unrealized gain (loss) arising during the year	(333)	445	334

Tax effect	113	(154)	(111)
Other comprehensive income (loss) for the year	$(220)	$291	$223

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARY

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to the Company. At January 1, 2010, using the most restrictive of these conditions, the aggregate cash dividends that the Bank could pay the Company without prior regulatory approval was $3.7 million.

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):
Balance Sheets	December 31,
	2009	2008
Assets
Cash and cash equivalents	$616	$640
Investment in subsidiary banks	53,301	55,400
Investment in non banking subsidiary	190	192
Premises and equipment, net	908	944
Other	528	833
Total Assets	$55,543	$58,009

Liabilities and Shareholders' Equity
Dividends payable	$116	$462
Other liabilities	104	202
Other borrowings	3,489	7,046
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	945	728
Shareholders' equity	45,734	44,416
Total Liabilities and Shareholders' Equity	$55,543	$58,009

Statements of Income	Year ended December 31,
	2009	2008	2007

Dividends from subsidiary banks	$1,113	$4,088	$7,459
Interest income	34	33	18
Interest expense	(351)	(693)	(458)
Other income	137	148	209
Other expenses	(269)	(320)	(175)
	664	3,256	7,053
Federal income tax credit	(153)	(283)	(139)
	817	3,539	7,192
Equity in net income, less dividends received, of:
Subsidiary banks	1,121	(2,725)	(3,057)
Non-banking subsidiary	(2)	(1)	(2)
Net Income	$1,936	$813	$4,133

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
Statements of Cash Flows	Year ended December 31,
	2009	2008	2007
Operating Activities
Net income	$1,936	$813	$4,133
Adjustments to reconcile net income to net cash
from operating activities:
Equity in net income, less dividends received, of:
Subsidiary banks	(1,121)	2,725	3,057
Non-banking subsidiary	2	1	2
Stock option and restricted stock grant compensation expense	132	141	95
Depreciation	32	32	35
Net change in obligation under ESOP	154	121	40
Other, net	211	(9)	43
Net cash from operating activities	1,346	3,824	7,405

Investing Activities
Subsidiary bank acquisition	-	-	(13,764)
Retirement of bank stock	3,000	-	-
Additions to premises and equipment	-	(4)	-
Net cash from investing activities	3,000	(4)	(13,764)

Financing Activities
Proceeds from other borrowings	3,000	600	8,000
Repayments of other borrowings	(6,557)	(1,687)	(43)
Cash dividends paid	(813)	(1,849)	(1,525)
Purchase of ESOP shares	-	(609)	-
Repurchase of common stock	-	(12)	-
Net cash from financing activities	(4,370)	(3,557)	6,432

Net change in cash and cash equivalents	(24)	263	73
Beginning cash and cash equivalents	640	377	304

Ending cash and cash equivalents	$616	$640	$377

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental cash flow disclosures are provided for the years ended December 31, 2009, 2008 and 2007 (in thousands):
	2009	2008	2007
Cash paid during the year for:
Interest	$5,692	$8,280	$8,595
Income taxes	-	480	1,305

Non-cash operating activities:
Change in deferred income taxes on net unrealized gain on available for sale securities	123	(249)	(111)
Change in deferred income taxes on pension liability	(10)	95	31
Change in pension liability	29	(281)	(90)

Non-cash investing activities:
Change in unrealized gain on available for sale securities	(362)	726	334
Transfers from loans to foreclosed assets	3,197	1,987	1,863

Non-cash financing activities:
Issuance of common stock, net of issuance cost	-	-	12,711

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE T - FAIR VALUE INFORMATION (CONTINUED)

Securities sold under agreements to repurchase, overnight borrowings and federal funds sold: The carrying amount reported in the balance sheet approximates fair value.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2009 and 2008, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2009 and 2008 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):
	2009		2008
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$24,814	$24,814	$27,989	$27,989
Federal funds sold	2,540	2,540	3,320	3,320
Securities available for sale	56,948	56,948	65,718	65,718
Loans held for sale	605	605	121	121
Loans, net of allowance for loan losses	327,004	329,961	328,206	332,567
Accrued interest receivable	2,054	2,054	2,614	2,614

Financial liabilities:
Deposits	$(380,905)	$(382,166)	$(394,043)	$(396,237)
Securities sold under agreements to repurchase and overnight borrowings	(14,799)	(14,799)	(13,890)	(13,890)
Other borrowings	(10,832)	(10,983)	(12,492)	(12,690)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(228)	(228)	(520)	(520)

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$31,109	$22,740	$3,099	$56,948

Nonrecurring:
Impaired loans	$-	$-	$9,585	$9,585

Other real estate owned	$-	$-	$1,187	$1,187

Impaired loans are reported net of a $1,550,000 allowance for loan losses.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,187,000, which is made up of the balance of $1,382,000, net of a valuation allowance of $195,000 at December 31, 2009. Write-downs of other real estate owned amounted to $183,000 for the year ending December 31, 2009 and are included in loss on sale of other real estate owned.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U - FAIR VALUE MEASUREMENTS (CONTINUED)

The following table summarizes financial assets (there were no financial liabilities) measured at fair value as of December 31, 2008, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale	$58,701	$4,015	$3,002	$65,718

Nonrecurring:
Impaired loans	$-	$-	$11,949	$11,949

Impaired loans are reported net of a $3,308,000 allowance for loan losses.

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the year ending December 31, 2009 (in thousands):
Balance at January 1, 2009	$3,002
Net maturities and calls	(316)
Unrealized net losses included in other comprehensive income	(2)
Net transfers in/out of level 3	415

Balance at December 31, 2009	$3,099

NOTE V - REGULATORY MATTERS

Banks and bank holding companies are subject to regulatory capital requirements administered by federal banking agencies. Capital adequacy guidelines and, additionally for banks, prompt corrective action regulations involve quantitative measures of assets, liabilities and certain off-balance-sheet items calculated under regulatory accounting practices. Capital amounts and classifications are also subject to qualitative judgments by regulators. Failure to meet capital requirements can initiate regulatory action that could have a direct material adverse effect on the consolidated financial statements. Prompt corrective action provisions are not applicable to bank holding companies.

The prompt corrective action regulations provide five capital categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If only adequately capitalized, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V - REGULATORY MATTERS (CONTINUED)

At year-end 2009 and 2008, the most recent regulatory notifications categorized the Company as "well capitalized" under applicable regulations.

At year end, actual capital levels and minimum required levels were as follows (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk weighted assets)
Consolidated	$40,733	11.9%	$27,367	8.0%	N/A	N/A
SMB&T	42,259	12.4	27,235	8.0	$34,044	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	36,435	10.7	13,683	4.0	N/A	N/A
SMB&T	37,982	11.2	13,617	4.0	20,426	6.0
Tier 1 capital (to average assets)
Consolidated	36,435	8.1	18,084	4.0	N/A	N/A
SMB&T	37,982	8.4	18,078	4.0	22,598	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2008
Total capital (to risk weighted assets)
Consolidated	$38,938	11.0%	$28,366	8.0%	N/A	N/A
SMB&T	31,913	12.3	20,789	8.0	$25,986	10.0%
FNB Financial	12,263	13.2	7,456	8.0	9,320	10.0
Tier 1 capital (to risk weighted assets)
Consolidated	34,473	9.7	14,183	4.0	N/A	N/A
SMB&T	28,658	11.0	10,395	4.0	15,592	6.0
FNB Financial	11,071	11.9	3,728	4.0	5,592	6.0
Tier 1 capital (to average assets)
Consolidated	34,473	7.9	17,361	4.0	N/A	N/A
SMB&T	28,658	8.9	12,961	4.0	16,201	5.0
FNB Financial	11,071	7.9	5,600	4.0	7,000	5.0

As previously stated, FNB Financial was consolidated with and into SMB&T in 2009.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE W - QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Fully Diluted
2009
First Quarter	$5,572	$4,089	$1,450	$(271)	$(.12)	$(.12)
Second Quarter	5,483	4,131	500	751.33		.33
Third Quarter	5,447	4,177	350	771.34		.34
Fourth Quarter	5,436	4,141	425	685.29		.29

2008
First Quarter	$7,152	$4,702	$350	$1,201	$.52	$.52
Second Quarter	6,403	4,359	800	349.16		.16
Third Quarter	6,391	4,523	1,580	21.01		.01
Fourth Quarter	5,983	4,156	2,350	(758)	(.33)	(.33)

SELECTED FINANCIAL DATA

(in thousands, except per share data)
	Year Ended December 31
	2009	2008	2007	2006	2005
Total interest income	$21,938	$25,929	$23,544	$21,454	$18,808
Net interest income	16,538	17,740	14,906	14,495	13,437
Provision for loan losses	2,725	5,080	745	500	750
Net income	1,936	813	4,133	4,009	3,802
Per share data*:
Basic earnings per share	.84	.36	2.29	2.27	2.13
Diluted earnings per share	.84	.36	2.28	2.26	2.12
Cash dividends	.20	.80	8.78		.67
Balance sheet data:
Gross loans	333,079	335,310	335,978	252,825	242,714
Deposits	380,905	394,043	399,169	282,509	268,078
Other borrowings	10,832	12,492	14,753	6,973	12,164
Common stock subject to repurchase	945	728	2,029	2,148	1,911
Equity	45,734	44,416	44,219	28,482	26,110
Total assets	462,409	474,996	480,178	329,891	317,952
Return on average assets	.41%	.17%	1.18%	1.25%	1.19%
Return on average equity (1)	4.29	1.77	12.72	14.54	14.81
Dividend payout ratio (2)	24.13	227.33	36.90	34.44	31.69
Average equity to average assets (1)	9.66	9.59	9.27	8.56	8.06

*	Per share data for 2005 has been adjusted for a 5% stock dividend declared & paid in February 2006.
(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)	Dividends declared divided by net income.
(3)	The 2007 and after information reflects the purchase of FNB, effective December 1, 2007, as described in Note C to the Consolidated Financial Statements.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB) under the symbol SOMC.OB. The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. There were 441 shareholders of record at March 12, 2010.

The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:
	2009			2008
			Cash Dividends Declared			Cash Dividends Declared
	Bid Price			Bid Price
	High Bid	Low Bid		High Bid	Low Bid
Quarter Ended
March 31	$8.10	$5.10	$.05	$22.00	$17.00	$.20
June 30	14.00	5.50	.05	19.60	16.50	.20
September 30	9.00	6.80	.05	16.55	12.05	.20
December 31	10.05	8.30	.05	14.00	7.05	.20

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note Q to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A(T).	Controls and Procedures

          Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of Southern's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern's disclosure controls and procedures as of December 31, 2009. Based on and as of the time of that evaluation, Southern's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern's disclosure controls and procedures were effective to ensure that information required to be disclosed by Southern in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

          Management of Southern Michigan Bancorp, Inc. is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 15a-15(f) of the Exchange Act. Southern's internal control system is designed to provide reasonable assurance to Southern's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Southern; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Southern are being made only in accordance with authorizations of management and directors of Southern; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Southern's assets that could have a material effect on the financial statements.

          All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

          Southern's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2009. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework". Based on this assessment, management believes that as of December 31, 2009, Southern's internal control over financial reporting was effective based on those criteria.

          There were no changes in Southern's internal control over financial reporting that occurred during the year ended December 31, 2009 that have materially affected, or that are reasonably likely to materially affect, Southern's internal control over financial reporting.

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

          Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 12, 2010. For directors, also presented below is the specific experience, qualifications, attributes or skills that led to the conclusion of the Corporate Governance and Nominating Committee and the board of directors that the person should serve as a director. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers will be appointed annually and serve at the pleasure of the board of directors of Southern.

          Directors with Terms Expiring in 2010

          John S. Carton (age 69) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2003. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan. In nominating Mr. Carton, the Corporate Governance and Nominating Committee considered as important factors Mr. Carton's 32 years of bank board service with various financial institutions and his service on various audit committees of those institutions.

          H. Kenneth Cole (age 61) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is Chief Administrative Officer and Treasurer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan. In nominating Mr. Cole, the Corporate Governance and Nominating Committee considered as important factors Mr. Cole's 32 years of experience in financial management positions, his experience and familiarity with financial statements and financial disclosures, his education, including an MBA in accounting, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Gary Hart Haberl (age 57) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is Chief Executive Officer and President of Infinisource, Inc., a benefits administrator. In nominating Mr. Haberl, the Corporate Governance and Nominating Committee considered as important factors his 34 years of marketing experience, his extensive entrepreneurial experience in his own business ventures, his demonstrated business management and leadership background and his familiarity with an important market area in which Southern competes.

          Brian P. McConnell (age 47) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries. In nominating Mr. McConnell, the Corporate Governance and Nominating Committee considered as important factors his demonstrated business management and leadership background with a multinational manufacturing company and his familiarity with an important market area in which Southern competes.

          Kurt G. Miller (age 54) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Miller is President of Southern, Southern Michigan Bank and SMB&T Financial Services, Inc. In nominating Mr. Miller, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

          Directors with Terms Expiring in 2011

          Marcia S. Albright (age 46) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Ms. Albright is Vice President and General Manager of Cequent Electrical Products, Inc., a manufacturer of automotive electronic parts, and was previously Engineering Manager for Tekonsha Engineering from 1995 to 2002. In concluding Ms. Albright should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors her experience and familiarity with financial statements, her 20 years of experience in manufacturing and her familiarity with an important market area in which Southern competes.

          Dean Calhoun (age 51) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer manufacturing company, Vice-President of Altenburg Hardwood Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC and Chief Executive Officer of Tri-State Hardwood Co. Inc. In concluding Mr. Calhoun should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 30 years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, and his familiarity with an important market area in which Southern competes and his distinction as the largest shareholder of Southern stock.

          John H. Castle (age 52) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. He is Chairman of the Board of SMB&T Financial Services, Inc. In concluding Mr. Castle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

          Nolan E. Hooker (age 58) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company. In concluding Mr. Hooker should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of businesses that are typical of many Southern customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Directors with Terms Expiring in 2012

          Gregory J. Hull (age 62) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey's Roost Farm. In concluding Mr. Hull should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 44 years of experience in farm management and satisfying the financial needs that are typical of many Southern agricultural customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Thomas E. Kolassa (age 62) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is an executive vice-president of Hub International, Inc., a North American insurance brokerage. In concluding Mr. Kolassa should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Donald J. Labrecque (age 52) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including a bowling center, and is President of Kegler Inc. In concluding Mr. Labrecque should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

          Thomas D. Meyer (age 65) has been a director of Southern since December 2008. Mr. Meyer is the President of Meyer Ventures LLC, which is a real estate rehabilitation and rental company. In concluding Mr. Meyer should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

          Freeman E. Riddle (age 77) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc. In concluding Mr. Riddle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business venture, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Executive Officers Who Are Not Directors

          Danice L. Chartrand (age 43) is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank. She is the Treasurer and Secretary of SMB&T Financial Services, Inc.

Audit Committee

          Southern has a separately-designated standing audit committee consisting solely of independent directors as defined by the applicable rules of the NASDAQ Stock Market, LLC. During 2009, the Audit Committee consisted of Mr. Cole (Chairman), Ms. Albright, and Messrs. Hull, Hooker, Carton, and Labrecque. Mr. Cole is considered an "audit committee financial expert" as defined by the SEC.

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

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation of Southern's named executive officers.
Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation (3)	Total

John H. Castle	2009	$226,525	$-	$29,600	$1,940	$-	$712	$14,637	$273,414
Chairman and	2008	221,000	-	27,000	7,840	-	-	25,234	281,074
CEO of Southern
and Southern
Michigan Bank

Kurt G. Miller	2009	$181,425	$-	$23,680	$1,552	$-	$608	$12,603	$219,868
President of	2008	177,000	-	21,600	6,272	-	-	19,670	224,542
Southern and
Southern
Michigan Bank

Danice L. Chartrand	2009	$124,051	$-	$11,100	$728	$-	$225	$5,909	$142,013
Senior Vice	2008	120,438	-	6,750	1,960	-	-	9,167	138,315
President and CFO
of Southern and
Southern
Michigan Bank

(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)

Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). Information regarding all forfeitures of option awards during 2009 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

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

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	Other	Total

Mr. Castle	2009	$10,456	$865	$2,636	$680	$-	$14,637
	2008	17,208	1,414	2,572	4,040	-	25,234

Mr. Miller	2009	$8,453	$962	$1,858	$1,330	$-	$12,603
	2008	13,825	879	1,801	3,165	-	19,670

Ms. Chartrand	2009	$5,670	$-	$239	$-	$-	$5,909
	2008	8,938	-	229	-	-	9,167

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

          Danice L. Chartrand Retention Agreement

          As an inducement for Ms. Chartrand's agreement to serve as Chief Financial Officer of Southern and Southern Michigan Bank, Southern entered into a retention agreement with Ms. Chartrand in 2010 that continues until either Southern or Ms. Chartrand provides notice of termination, except that the agreement may not be terminated during an active change in control proposal period or for two years after a change in control.

          Under this agreement, Southern agreed to continue to pay Ms. Chartrand her base salary for one year, health care continuation coverage premium for one year and outplacement assistance up to $2,500 if Ms. Chartrand is terminated without cause or quits for "good reason" within two years following a change in control of Southern.

          Material Terms of Grants

          Option awards granted on January 2, 2009 are exercisable on January 2, 2011 at an exercise price of $7.40. Stock awards granted on January 2, 2009 vest over the next five years, one-fifth on each anniversary date of the award.

Outstanding Equity Awards at Fiscal Year-End

          The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2009.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)

John H. Castle	1,575 8,925 8,925 10,500	- - - -	15.72 20.05 25.89 22.80	3/17/2013 1/2/2014 1/2/2015 12/19/2015
	9,000	-	24.58	1/29/2017
	8,000	12,000	23.90	4/24/2017
	2,000	2,000	18.00	6/17/2018
	-	2,000	7.40	1/2/2019
					600	5,556
					1,200	11,112
					4,000	37,040

Kurt G. Miller	1,575 6,825 6,825 8,400	- - - -	15.72 20.05 25.89 22.80	3/17/2013 1/2/2014 1/2/2015 12/19/2015
	7,200	-	24.58	1/29/2017
	7,200	10,800	23.90	4/24/2017
	1,600	1,600	18.00	6/17/2018
	-	1,600	7.40	1/2/2019
					480	4,445
					960	8,890
					3,200	29,632

Danice L. Chartrand	327 945 2,625 2,625 2,625	- - - - -	14.55 15.72 20.05 25.89 22.80	4/17/2011 3/17/02013 1/2/2014 1/2/2015 12/19/2015
	2,250	-	24.58	1/29/2017
	4,400	6,600	23.90	4/24/2017
	500	500	18.00	6/17/2018
	-	750	7.40	1/2/2019
					150	1,389
					300	2,778
					1,500	13,890

(1)	All exercisable options are fully vested.

(2)	The non vested options granted in June 2008 and January 2009 vest annually over a 2 year period (50% each year); the options granted in April 2007 vest annually over a 5 year period (20% each year).
(3)	The restricted shares were granted in January 2007, June 2008 and January 2009 and vest over a five year period (20% each year)

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

          Southern Michigan Bank & Trust Pension Plan

          Effective December 31, 2009, The Southern Michigan Bank & Trust Pension Plan was fully frozen. The plan was partially frozen in 2006 for participants who did not meet certain age and years of service requirements. Participants who met the age and years of service requirements continued accruing benefits until the plan was fully frozen in 2009. The named executive officers did not meet the age and years of service requirements, so they were not accruing additional benefits under the plan after the partial freeze in 2006.

          Before the freeze, employees were eligible to participate in the Southern Michigan Bank & Trust Pension Plan at age 21 after completing one year of service in which the employee worked at least 1,000 hours. A participant is considered vested after 5 years of vesting service. A year of vesting service is credited for each calendar year that a participant is credited with 1,000 hours of service, including years before the plan was adopted and before the participant reached age 18.

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

          Under terms of the plan, if the executive officer dies while in the active service of Southern, the executive officer's beneficiary will receive a supplemental death benefit. This supplemental death benefit will be the estimated deferral account balance at the executive officer's normal retirement age divided by 180, payable monthly for 180 months. The estimated deferral account balance will be calculated by taking the deferral account balance on the date of death plus the average monthly contribution made over the previous 12 months, projected at the current plan interest rate (not to exceed 7%), to the executive officer's normal retirement age. This amount will not exceed the net death benefit paid to the bank under the executive officer's bank owned life insurance policy(s). No premiums were paid in 2009 on any named executive's bank owned life insurance policies.

          Agreements with Payments Upon Resignation, Retirement, Termination of Employment, or Change in Control

          Information about the material terms of the employment agreements for John H. Castle and Kurt G. Miller and the Retention Agreement for Danice L. Chartrand that provide payments to Messrs. Castle and Miller and Ms. Chartrand upon their resignation, retirement, termination of employment or a change in control of Southern are described above under "Executive Compensation - Narrative Disclosure to Summary Compensation Table," and is here incorporated by reference.

Compensation of Directors

          Directors who are not employed by Southern or any subsidiary of Southern ("non-employee directors") received an annual retainer of $13,000 in 2009. The Chairman of the Audit Committee received an additional $2,000 retainer. The Chairman of the Compensation Committee and the Chairman of the Corporate Governance and Nominating Committee each received an additional $1,000 retainer. Directors who are employed by Southern or the Bank do not receive director compensation.

          Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2009 on any directors' bank owned life insurance policies.

          The following table summarizes the compensation of Southern's directors who are not named executive officers.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)(4)	Stock Awards ($)(3)(6)	Option Awards ($)(3)(5)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)		Total ($)

Marcia S. Albright	13,000	1,110	29	-	-	-		14,139
Dean Calhoun	13,000	1,110	29	-	-	-		14,139
John S. Carton	13,000	1,110	29	-	-	-		14,139
H. Kenneth Cole	15,000	1,110	29	-	-	-		16,139
Gary H. Haberl	13,000	1,110	29	-	-	677	(2)	14,816
Robert L. Hance	13,000	1,110	29	-	-	-		14,139
Nolan E. Hooker	14,000	1,110	29	-	-	-		15,139
Gregory J. Hull	14,000	1,110	29	-	-	-		15,139
Thomas E. Kolassa	13,000	1,110	29	-	-	-		14,139
Donald J. Labrecque	13,000	1,110	29	-	-	1,230	(2)	15,369
Brian P. McConnell	13,000	1,110	29	-	-	-		14,139
Thomas D. Meyer	13,000	1,110	29	-	-	-		14,139
Freeman E. Riddle	13,000	1,110	29	-	-	14,051	(1)	28,190

(1)	Payments made under deferred fee plan.
(2)	Premiums paid for term insurance to cover supplemental death benefit.
(3)

Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718 (formerly FAS 123R). Information regarding all forfeitures of option awards during 2009 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

(4)	Includes amounts deferred under deferred fee plan.
(5)

At December 31, 2009 the following option awards were outstanding: Director Albright 2,363; Director Calhoun 630; Directors Cole, Hooker, Hull and Kolassa 2,678; Directors Haberl and Labrecque 1,523; Director Riddle 2,048; Directors Carton, Hance and McConnell 230 and Director Meyer 30.

(6)

At December 31, 2009 the following stock awards were outstanding: Directors Albright, Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle 240; Directors Carton, Hance and McConnell 210 and Director Meyer 150.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information, as of December 31, 2009, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock:

Five Percent Shareholders
Amount and Nature of Beneficial
Ownership of Southern Common Stock(1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class(3)

Dean Calhoun 317 Highland Drive Coldwater, Michigan 49036	484(4)	155,548	156,032	6.71%

Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	-	153,528(5)	153,528	6.61%

Gwyn Hartman 47315 Westlake Drive Shelby Township, Michigan 48315-4555	150,041(6)	-	150,041	6.46%

          The following table shows certain information concerning the number of shares of Southern common stock held as of December 31, 2009, by each of Southern's directors, each of the named executive officers, and all of Southern's directors and executive officers as a group:

Stock Ownership By Management
Amount and Nature of Beneficial Ownership of
Southern Common Stock(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power(7)	Shared Voting or Dispositive Power(2)	Stock Options(8)	Total Beneficial Ownership	Percent of Class(3)

Marcia S. Albright	2,325	-	2,133	4,458	*
Dean Calhoun	84	155,548	400	156,032	6.71%
John S. Carton	2,723	-	-	2,723	*
John H. Castle	11,629	170	46,925	58,724	2.48%
Danice L. Chartrand	3,099	-	15,797	18,896	*
H. Kenneth Cole	512	-	2,448	2,960	*
Gary H. Haberl	90	6,224	1,293	7,607	*
Nolan E. Hooker	1,543	3,870	2,448	7,861	*
Gregory J. Hull	75	3,763	2,448	6,286	*
Thomas E. Kolassa	13,266	-	2,448	15,714	*
Donald J. Labrecque	1,730	-	1,293	3,023	*
Brian P. McConnell	45	1,900	-	1,945	*
Thomas D. Meyer	3,598	-	-	3,598	*
Kurt G. Miller	7,822	12	38,025	45,859	1.94%
Freeman E. Riddle	1,065	9,000	1,818	11,883	*

All directors and executive officers as a group	49,606	180,487	117,476	347,569	14.22%
_______________________________
*Less than 1%
(1)

The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that under applicable regulations are considered to be otherwise beneficially owned by that person. Southern is not responsible for the accuracy of this information.

(2)

These numbers include shares as to which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, certain relatives and minor children over whom the listed person may have influence by reason of relationship.

(3)

Based on a total of 2,323,410 issued and outstanding shares as of December 31, 2009, plus the number of shares subject to stock options that are currently exercisable or that will be exercisable by holders of such stock options within 60 days.

(4)	Includes 40 shares of restricted stock that vests within 60 days and 400 stock options that are currently exercisable.
(5)

Southern Michigan Bank holds 153,528 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% or more of such shares. Included in the 153,528 shares are 131,648 shares which Southern Michigan Bank is the trustee of an ESOP/401(k) Plan for its employees. Of that number, 101,999 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.

(6)	Includes 150,041 shares held by Ms. Hartman as trustee.
(7)

Includes restricted stock shares that vest within 60 days. 40 shares for Ms. Albright, Mssrs. Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle; 30 shares for Mssrs. Carton, Hance, McConnell and Meyer; 1,000 shares for Mr. Castle; 800 shares for Mr. Miller; 350 shares for Ms. Chartrand and 60 shares for Mr. Happel.

(8)

Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.

          The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2009:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	225,270	$ 21.83	$ 163,376
Equity compensation plans not approved by shareholders	0	0	0
Total	225,270	$ 21.83	$ 163,376

          Southern has no equity compensation plans not approved by shareholders.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, our bank subsidiary in the ordinary course of business during 2009. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect are in default as of the date of this proxy statement.

          We have adopted written policies to implement the requirements of Regulation O of the Federal Reserve System, which restricts the extension of credit to directors and executive officers and their family members and other related interests. Under these policies, extensions of credit that exceed regulatory thresholds must be approved by the board of directors of the Bank. We have adopted a written policy that requires the Audit Committee to review, evaluate, and approve other transactions between Southern and its affiliates or other related parties, including transactions in which a director or executive officer or immediate family member may have a direct or indirect material interest.

          On June 25, 2009, Southern purchased a parcel of land from Burr Oak Tool, Inc. for $220,000. Brian McConnell, a director of Southern, is the chief executive officer of Burr Oak Tool, Inc. Other than in his capacity as Chief Executive Officer and a shareholder of Burr Oak Tool, Inc., Mr. McConnell had no interest in the transaction. Because the transaction was related to potential expansion plans, an area of oversight of the Corporate Governance and Nominating Committee, the Corporate Governance and Nominating Committee reviewed, evaluated, and recommended approval of the transaction to the full board. The full board approved the transaction as recommended.
Item 14.	Principal Accountant Fees and Services

          The aggregate fees billed by Clifton Gunderson LLP to Southern and its subsidiaries for fiscal years 2009 and 2008 are as follows:
	Fiscal 2009	Fiscal 2008

Audit Fees(1)	$137,704	$140,802
Audit-Related Fees(2)	3,755	2,729
Tax Fees(3)	17,500	17,000
All Other Fees	-	-
	$158,959	$160,531

____________________
(1)

Audit fees consist of the audit of the Company's annual consolidated financial statements, reviews of quarterly reports on Form 10-Q, preparation of annual "management letter", meetings with the audit committee and related consultations.

(2)

Audit related fees in 2009 consist of fees relating to SOX 404 preliminary work and review of management's response to SEC comment letters. For 2008, fees related to filing of Form S-1 for Dividend Reinvestment Plan and Form S-8 for Stock Incentive Plan of 2005.

(3)	Tax fees consist of tax compliance and preparation fees and related tax advice.

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

Report of Independent Registered Public Accounting Firm of Clifton Gunderson LLP dated March 26, 2010

Consolidated Balance Sheets as of December 31, 2009 and 2008

Consolidated Statements of Income for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2009, 2008 and 2007

Consolidated Statements of Cash Flows for the years ended December 31, 2009, 2008 and 2007

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits.

Exhibit Number	Document

2.1

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2	Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial.

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

10.3*	Form of Retention Agreement with Danice L. Chartrand.

10.4*

Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.5*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.6*

Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

10.7*

Southern Michigan Bancorp., Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

Exhibit Number	Document

10.8*

Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

10.9*

Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.10

Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.11

Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.12

Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

18	Letter from Clifton Gunderson LLP regarding Change in Accounting Principle.

21	Subsidiaries of Southern Michigan Bancorp, Inc.

23	Consent of Clifton Gunderson LLP - Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2009. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 13, 2010. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 13, 2010. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

Supplemental Information to be Furnished With Reports Filed Pursuant to Section 15(d) of the Act by Registrants Which Have Not Registered Securities Pursuant to Section 12 of the Act

          Southern will furnish to shareholders subsequent to the filing of this annual report on Form 10-K an Annual Report to Shareholders for fiscal year ended December 31, 2009 and a Proxy Statement and Proxy for annual meeting to be held Thursday May 13, 2010. Southern will furnish copies of such material to the Commission when it is sent to shareholders.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 26, 2010
John H. Castle Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ John H. Castle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 26, 2010
John H. Castle

/s/ Kurt G. Miller	President and Director	March 26, 2010
Kurt G. Miller

/s/ Danice L. Chartrand	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 26, 2010
Danice L. Chartrand

/s/ Marcia S. Albright	Director	March 26, 2010
Marcia S. Albright*

/s/ Dean Calhoun	Director	March 26, 2010
Dean Calhoun*

/s/ John S. Carton	Director	March 26, 2010
John S. Carton*

/s/ H. Kenneth Cole	Director	March 26, 2010
H. Kenneth Cole*

/s/ Gary H. Haberl	Director	March 26, 2010
Gary H. Haberl*

/s/ Nolan E. Hooker	Director	March 26, 2010
Nolan E. Hooker*

/s/ Gregory J. Hull	Director	March 26, 2010
Gregory J. Hull*

/s/ Thomas E. Kolassa	Director	March 26, 2010
Thomas E. Kolassa*

/s/ Donald J. Labrecque	Director	March 26, 2010
Donald J. Labrecque*

/s/ Brian P. McConnell	Director	March 26, 2010
Brian P. McConnell*

/s/ Thomas D. Meyer	Director	March 26, 2010
Thomas D. Meyer*

/s/ Freeman E. Riddle	Director	March 26, 2010
Freeman E. Riddle*

*By	/s/ John H. Castle
John H. Castle, Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

2.1

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2	Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial.

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

10.3*	Form of Retention Agreement with Danice L. Chartrand.

10.4*

Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.5*

Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.6*

Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

10.7*

Southern Michigan Bancorp., Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

Exhibit Number	Document

10.8*

Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

10.9*

Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.'s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.10

Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.11

Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.12

Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

18	Letter from Clifton Gunderson LLP regarding Change in Accounting Principle.

21	Subsidiaries of Southern Michigan Bancorp, Inc.

23	Consent of Clifton Gunderson LLP - Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2009. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 13, 2010. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 13, 2010. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.