Form 10-Q
period 2010-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2010-05-14
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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
Large accelerated filer	Accelerated filer ___

Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes             No    X

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of May 14, 2010, was 2,340,717 shares.

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

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009; the timing and level of asset growth; changes in market interest rates; changes in FDIC assessment rates; changes in banking laws and regulations; changes in tax laws; changes in prices, levies and assessments; the impact of technological advances and issues; governmental and regulatory policy changes; opportunities for acquisitions and the effective completion of acquisitions and integration of acquired entities; the possibility that anticipated cost savings and revenue enhancements from acquisitions, restructurings, reorganizations and bank consolidations may not be realized at amounts projected, at all or within expected time frames; the local and global effects of current and future military actions; changes in value and credit quality of investment securities; and current uncertainties and fluctuations in the financial markets and stocks of financial services providers due to concerns about credit availability and concerns about the Michigan economy in particular. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$39,438	$24,814
Federal funds sold	2,504	2,540
Securities available for sale	52,309	56,948
Loans held for sale	865	605
Loans, net of allowance for loan losses of $5,944 - 2010 ($6,075 - 2009)	318,862	327,004
Premises and equipment, net	12,921	12,914
Accrued interest receivable	2,286	2,054
Net cash surrender value of life insurance	9,690	9,881
Goodwill	13,422	13,422
Other intangible assets, net	2,268	2,355
Other assets	9,675	9,872
TOTAL ASSETS	$464,240	$462,409

LIABILITIES
Deposits:
Non-interest bearing	$54,991	$55,250
Interest bearing	322,807	325,655
Total deposits	377,798	380,905

Securities sold under agreements to repurchase and overnight borrowings	13,813	14,799
Accrued expenses and other liabilities	4,460	4,039
Other borrowings	15,663	10,832
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 103,858 in 2010
(101,999 shares in 2009)	1,142	945
Total liabilities	418,031	416,675

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,340,717 shares in 2010 (2,323,410 shares in 2009)
Outstanding (other than ESOP shares) - 2,236,859 shares in 2010 (2,221,411 shares in 2009)	5,592	5,553
Additional paid-in capital	18,162	18,363
Retained earnings	22,648	22,062
Accumulated other comprehensive income, net	215	193
Unearned Employee Stock Ownership Plan shares	(408)	(437)
Total shareholders' equity	46,209	45,734
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$464,240	$462,409

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2010	2009
Interest income:
Loans, including fees	$4,801	$4,944
Securities:
Taxable	181	389
Tax-exempt	204	230
Other	23	9
Total interest income	5,209	5,572

Interest expense:
Deposits	1,001	1,288
Other	168	195
Total interest expense	1,169	1,483
Net Interest Income	4,040	4,089
Provision for loan losses	200	1,450
Net Interest Income after Provision for Loan Losses	3,840	2,639

Non-interest income:
Service charges on deposit accounts	570	568
Trust fees	253	251
Net gains on loan sales	120	193
Earnings on life insurance assets	74	84
Gain on life insurance proceeds	156	-
Income and fees from automated teller machines	207	157
Other	244	235
Total non-interest income	1,624	1,488
Non-interest expense:
Salaries and employee benefits	2,501	2,510
Occupancy, net	381	397
Equipment	221	224
Printing, postage and supplies	145	153
Telecommunication expenses	78	91
Professional and outside services	293	385
Software maintenance	111	72
FDIC assessments	169	112
Amortization of other intangibles	87	90
Other	704	713
Total non-interest expense	4,690	4,747
INCOME (LOSS) BEFORE INCOME TAXES	774	(620)
Federal income tax provision (credit)	72	(349)
NET INCOME (LOSS)	$702	$(271)
Basic Earnings (Loss) Per Common Share	$0.30	$(0.12)
Diluted Earnings (Loss) Per Common Share	$0.30	$(0.12)
Dividends Declared Per Common Share	$0.05	$0.05

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
For the Three Months Ending March 31, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total
Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416

Comprehensive income:
Net loss			(271)			(271)
Net change in other comprehensive
income items				68		68
Total comprehensive income						(203)
Cash dividends declared - $.05 per share			(118)			(118)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Vesting of restricted stock		10				10
Change in common stock subject to repurchase	(2)	30				28
Reduction of ESOP obligation					28	28
Stock option expense		22				22
Balance at March 31, 2009	$5,556	$18,505	$20,204	$481	$(563)	$44,183

Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734

Comprehensive income:
Net income			702			702
Net change in other comprehensive
income items				22		22
Total comprehensive income						724
Cash dividends declared - $.05 per share			(116)			(116)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				-
Vesting of restricted stock		15				15
Forfeiture of restricted stock (1,018 shares)	(2)	2				-
Change in common stock subject to repurchase	(5)	(192)				(197)
Reduction of ESOP obligation					29	29
Stock option expense		20				20
Balance at March 31, 2010	$5,592	$18,162	$22,648	$215	$(408)	$46,209

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2010	2009
Operating Activities
Net income (loss)	$702	$(271)
Adjustments to reconcile net income (loss) to net cash
from operating activities:
Provision for loan losses	200	1,450
Depreciation	249	268
Net amortization (accretion) of investment securities	123	31
Loans originated for sale	(6,385)	(13,541)
Proceeds on loans sold	6,245	12,443
Net gains on loan sales	(120)	(193)
Gain on life insurance proceeds	(156)	-
Stock option and restricted stock grant compensation expense	35	32
Net loss on other real estate owned sales	148	97
Amortization of other intangible assets	87	90
Net loss on disposal of fixed assets	5	2
Net change in obligation under ESOP	29	28
Net change in:
Accrued interest receivable	(232)	267
Cash surrender value	(74)	(84)
Other assets	(63)	(140)
Accrued expenses and other liabilities	421	165
Net cash from operating activities	1,214	644

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	4,911	13,024
Purchases	(362)	(12,769)
Net change in federal funds sold	36	1,300
Loan originations and payments, net	7,827	(7)
Proceeds from life insurance	421	-
Proceeds on other real estate owned sales	216	333
Proceeds from sale of equipment	2	-
Additions to premises and equipment	(263)	(10)
Net cash from investing activities	12,788	1,871

Financing Activities
Net change in deposits	(3,107)	(16,723)
Net change in securities sold under agreements to repurchase and overnight borrowings	(986)	415
Proceeds from other borrowings	5,000	-
Repayments of other borrowings	(169)	(1,180)
Cash dividends paid	(116)	(118)
Net cash from financing activities	622	(17,606)
Net change in cash and cash equivalents	14,624	(15,091)
Beginning cash and cash equivalents	24,814	27,989
Ending cash and cash equivalents	$39,438	$12,898

Cash paid for interest	$1,200	$1,668
Cash paid for income taxes	-	-
Transfers from loans to other real estate owned	115	1,419

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Southern Michigan Bank & Trust (SMB&T), after elimination of significant inter-company balances and transactions. FNB Financial was a wholly-owned subsidiary of the Company until its consolidation with and into SMB&T in April 2009. SMB&T also owns FNB Financial Services, which conducts a brokerage business and is also consolidated into SMB&T's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I, for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles in the United States of America, the trust is not consolidated into the financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2009 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards: ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Company primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Company's March 31, 2010 consolidated financial statements since SMB&T did not sell any loan participations during the quarter.

In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements. The Update clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value. A class is often a subset of assets or liabilities within a line item in the statement of financial assets. Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Information on fair value measurements is included in Note F to the consolidated financial statements.

In September 2009, the FASB issued guidance with respect to how entities calculate net asset value per share or "NAV" of investments considered "alternative investments", such as hedge funds, private equity funds, or funds of funds. This guidance provides a practical expedient for measuring the fair value of investments in a limited number of entities that calculate NAV. This guidance provides enhanced disclosure requirements and is effective for a reporting entity's first annual reporting period beginning after December 15, 2009. Early application is permitted in financial statements that have not yet been issued. The Company did not early adopt this guidance. The effect of adopting this new guidance did not have any material effect on the Company's operating results or financial condition.

NOTE C - EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options. Earnings and dividends per common share are restated for all stock splits and stock dividends through the date of issue of the financial statements.

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2010 and 2009 is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2010	Three Months Ended March 31, 2009

Basic earnings per share:
Net income (loss)	$702	$(271)

Weighted average common shares outstanding	2,336,727	2,320,912

Less unallocated ESOP shares	28,816	31,133

Weighted average common shares outstanding for basic earnings per share	2,307,911	2,289,779

Basic earnings (loss) per share	$0.30	$(0.12)

Diluted earnings per share:
Net income (loss)	$702	$(271)

Weighted average common shares outstanding for basic earnings per share	2,307,911	2,289,779

Add: Dilutive effect of assumed exercise of stock options	2,410	-

Weighted average common and dilutive potential common shares outstanding	2,310,321	2,289,779

Diluted earnings (loss) per share	$0.30	$(0.12)

Stock option awards outstanding that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 211,730 and 229,778 as of March 31, 2010 and 2009, respectively.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares from 157,500 to 300,000. On March 20, 2010, the April 2000 plan terminated. As of March 31, 2010, there were 104,726 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the three months ended March 31, 2010:
	Shares	Weighted Average Price

Outstanding at beginning of year	225,270	$ 21.83
Granted	8,075	10.10
Exercised	-	-
Forfeited	13,475	23.39
Outstanding at March 31, 2010	219,870	21.31

Options exercisable at March 31, 2010	117,825	22.70

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company's history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the first quarter of 2010:
Dividend yield	3.29%
Expected life	8 years
Expected volatility	23.64%
Risk-free interest rate	0.96%
Weighted average fair value of options granted during 2010	$1.53

The Company recorded compensation expense of $20,000 and $22,000, respectively, related to the stock options during the three month periods ended March 31, 2010 and 2009.

Restricted Stock - Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005 described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock of $15,000 was recorded during the three months ended March 31, 2010. As of March 31, 2010, there was $408,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan which is expected to be recognized over a weighted average period of 3.9 years.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	17,062	$11.26
Granted	18,325	10.10
Vested	(2,922)	10.62
Forfeited	(1,018)	10.64
Nonvested at March 31, 2010	31,447	$10.66

NOTE E - FAIR VALUE INFORMATION

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

Securities sold under agreements to repurchase and overnight borrowings: The carrying amount reported in the balance sheet approximates fair value.

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2010 or December 31, 2009, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2010 and December 31, 2009, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):
	March 31, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$39,438	$39,438	$24,814	$24,814
Federal funds sold	2,504	2,504	2,540	2,540
Securities available for sale	52,309	52,309	56,948	56,948
Loans held for sale	865	865	605	605
Loans, net of allowance for loan losses	318,862	321,661	327,004	329,961
Accrued interest receivable	2,286	2,286	2,054	2,054

Financial liabilities:
Deposits	$(377,798)	$(378,990)	$(380,905)	$(382,166)
Securities sold under agreements to repurchase and overnight borrowings	(13,813)	(13,813)	(14,799)	(14,799)
Other borrowings	(15,663)	(15,873)	(10,832)	(10,983)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(197)	(197)	(228)	(228)

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

NOTE F - FAIR VALUE MEASUREMENTS

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Available for Sale Securities:
U.S. Treasury and Federal agencies	$16,255	$-	$-	$16,255
U.S. Government sponsored entities	10,038	-	-	10,038
State and political subdivisions	361	21,063	3,914	25,338
Mortgage backed securities	8	70	-	678
Total available-for-sale securities	$26,662	$21,733	$3,914	$52,309

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a non recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at March 31, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$7,661	$7,661
Other real estate owned	$-	$-	$950	$950

Impaired loans are reported net of a $1,337,000 allowance for loan losses.

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the quarter ending March 31, 2010 (in thousands):
Balance at January 1, 2010	$3,099
Net maturities and calls	(12)
Transfers into Level 3	829
Unrealized net gains included in other comprehensive income	(2)

Balance at March 31, 2010	$3,914

NOTE G - SUBSEQUENT EVENT

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after March 31, 2010, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2010, have been recognized in the financial statements for the three month period ended March 31, 2010. Events or transactions that provided evidence about conditions that did not exist at March 31, 2010, but arose before the financial statements were issued, have not been recognized in the financial statements for the three month period ended March 31, 2010.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three month periods ended March 31, 2010 and 2009.

Executive Summary

          For the first three months of 2010, the Company recorded net income of $702,000 and basic and diluted earnings per share of $0.30, compared with a net loss of $271,000 and basic and diluted loss per share of $0.12 for the first three months of 2009. A $1.25 million decrease in the provision for loan losses, as compared to the same period last year, was the primary reason for the increase in net income. Other reasons included an increase in non-interest income of $136,000, or 9.1%, and a reduction in non-interest expenses of $57,000, or 1.2%, offset by a $49,000, or 1.2%, decrease in net interest income in the first quarter of 2010 compared to the same quarter of 2009. The increase in non-interest income was principally due to the $156,000 gain on life insurance proceeds during the first quarter of 2010 as a result of the death of a former director. Details of the changes in the various components of net income are discussed further below.

          Return on average assets was 0.60% for the first three months of 2010 compared to -0.23% for the first three months of 2009. Return on average shareholders' equity was 6.08% for the first three months of 2010 compared to -2.40% for the same period in 2009.

          Total consolidated assets at March 31, 2010 were $464.2 million compared to $462.4 million at December 31, 2009. Cash balances remained elevated as of March 31, 2010, as compared to December 31, 2009, due to maturities in the securities portfolio awaiting reinvestment and anticipated first quarter reduction in the loan portfolio.

Results of Operations

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. Declining interest rates over the past two years have reduced the Company's yield on earning assets, as well as reducing its cost of funds. During the first quarter of 2010, the Company was able to lower its cost of funds by 31 basis points compared to the first quarter of 2009, and tax equivalent yields on average interest earning assets for the same comparable periods declined by 24 basis points. While this resulted in an improvement in the interest rate spread, the tax equivalent net interest margin was reduced due to a $9.6 million reduction in total interest earning assets.

          The following tables provide information regarding interest income and expense for the three-month periods ended March 31, 2010 and 2009, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate for the three-month periods ended March 31, 2010 and 2009. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$328,780	$4,828	5.87%	$335,240	$4,973	5.93%
Federal funds sold and other(6)	25,775	23.36		20,008	9.18
Taxable investment securities(4)	33,726	181	2.15	41,150	389	3.78
Tax-exempt investment securities(1)	21,962	309	5.63	23,491	348	5.93
Total interest earning assets	410,243	5,341	5.21	419,889	5,719	5.45

Non-interest earning assets:
Cash and due from banks	10,085			10,189
Other assets(5)	50,520			49,051
Less allowance for loan losses	(6,024)			(6,582)

Total assets	$464,824			$472,547

Interest bearing liabilities:
Demand deposits	$144,700	131.36%		$151,361	205.54%
Savings deposits	46,465	22.19		52,675	31.24
Time deposits	133,285	848	2.54	132,345	1,052	3.18
Securities sold under agreements to repurchase and federal funds purchased	15,571	10	..26	14,648	12	..33
Other borrowings	14,207	120	3.38	12,278	137	4.46
Subordinated debentures	5,155	38	2.95	5,155	46	3.57
Total interest bearing liabilities	359,383	1,169	1.30	368,462	1,483	1.61

Non-interest bearing liabilities:
Demand deposits	54,417			55,549
Other	3,817			2,689
Common stock subject to repurchase obligation	1,043			714
Shareholders' equity	46,164			45,133
Total liabilities and shareholders' equity	$464,824			$472,547
Net interest income		$4,172			$4,236
Interest rate spread			3.91%			3.84%
Net yield on interest earning assets			4.07%			4.04%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $105,000 and $27,000, respectively, for 2010 and $118,000 and $29,000, respectively, for 2009.
(2)	Average balance includes average non-accrual loan balances of $7,227,000 in 2010 and $8,776,000 in 2009.
(3)	Interest income includes loan fees of $99,000 in 2010 and $103,000 in 2009.
(4)	Average balance includes average unrealized gain of $636,000 in 2010 and $1,151,000 in 2009 on available for sale securities.
(5)	Includes $15,743,000 in 2010 and $16,099,009 in 2009 relating to goodwill and other intangible assets.
(6)	Includes $19,997,000 in 2010 and $16,885,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Three Months Ended March 31, 2010 Over 2009 Increase (Decrease) Due To			Three Months Ended March 31, 2009 Over 2008 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(50)	$(95)	$(145)	$(1,232)	$36	$(1,196)
Taxable investment securities	(147)	(61)	(208)	(104)	(145)	(249)
Tax-exempt investment securities	(17)	(22)	(39)	-	(20)	(20)
Federal funds sold	11	3	14	(149)	31	(118)

Total interest earning assets	$(203)	$(175)	$(378)	$(1,485)	$(98)	$(1,583)

Interest expense on:

Demand deposits	$(65)	$(9)	$(74)	$(493)	$(39)	$(532)
Savings deposits	(6)	(3)	(9)	(103	(4)	(107)
Time deposits	(211)	7	(204)	(215)	(10)	(225)
Securities sold under agreements to repurchase and federal funds purchased	(3)	1	(2)	(63)	14	(49)
Other borrowings	(36)	19	(17)	4	(17)	(13)
Subordinated debentures	(8)	-	(8)	(41)	-	(41)

Total interest bearing liabilities	$(329)	$15	$(314)	$(911)	$(56)	$(967)

Net interest income	$126	$(190)	$(64)	$(574)	$(42)	$(616)

          As shown in Tables 1 and 2, tax equivalent net interest income decreased $64,000, or 1.5%, in the first three months of 2010 compared to the same period in 2009. Net interest income decreased $190,000 due to volume changes comparing the first quarter of 2010 with the first quarter of 2009 on a tax equivalent basis. The decrease was offset by an increase in net interest income of $126,000 due to interest rate changes.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $132,000 and $147,000 for the three months ended March 31, 2010 and 2009, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses was $200,000 for the first quarter of 2010, down from $425,000 for the fourth quarter of 2009, and down from $1,450,000 for the first quarter of 2009. Net charge-offs decreased significantly in the first quarter of 2010 compared to the first quarter of 2009 as demonstrated in the table below. In addition, specific reserves decreased 13.7% at March 31, 2010 compared to December 31, 2009, and non-performing loans as of March 31, 2010 decreased 34.2% compared to March 31, 2009 totals.

          The allowance for loan losses was 1.83% of total loans at March 31, 2010 compared to 1.82% at December 31, 2009.

          Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2010 and 2009 were as follows:

(Dollars in Thousands)
	2010		2009
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$82	$18	$1,198	$34
Residential real estate	212	3	453	1
Consumer	91	33	78	30
Total	$385	$54	$1,729	$65

          Net charge-offs in the first three months of 2010 were $331,000, or 0.41%, of loans on an annualized basis. Net charge-offs in the first three months of 2009 were $1,664,000, or 2.00%, of loans on an annualized basis.

          Non-interest income

          Total non-interest income increased from $1,488,000 at March 31, 2009 to $1,624,000 at March 31, 2010, an increase of $136,000. During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds. Income and fees from automated teller machines also increased $50,000 in the first quarter of 2010 compared to the first quarter of 2009. During the fourth quarter of 2010, the Company converted all of its ATMs to a new processor and network resulting in increased fees.

          Partially offsetting the increases was a decrease in net gains on loan sales. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Income for loans sold in the secondary market decreased $73,000, or 37.8%, due to reduced production volumes in the first quarter of 2010, as compared to the same quarter of 2009.

          Non-interest expense

          Total non-interest expense decreased $57,000, or 1.2%, when comparing the three month periods ended March 31, 2010 and 2009.

          Professional and outside services expenses decreased $92,000, or 23.9%, during the first quarter of 2010 compared to the same period in 2009. In 2009, the Company engaged an outside consulting firm to review non-interest income and expenses.

          The Company's FDIC insurance expense increased $57,000, or 50.9%, in the first quarter of 2010 compared to the same period of 2009 due to higher FDIC assessment rates.

          Federal income taxes

          The Company had an income tax provision of $72,000 for the first quarter of 2010 compared to a credit of $349,000 for the first quarter of 2009. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate at March 31, 2010 to 9.3%. Because of the decline in 2009 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision or credit.

Financial Condition

          Assets

          Total assets increased $1.8 million at March 31, 2010 compared to December 31, 2009. Cash and cash equivalents increased $14.6 million at March 31, 2010 compared to December 31, 2009, due to maturities in the securities portfolio awaiting reinvestment and anticipated first quarter 2010 reduction in the loan portfolio.

          Gross loans decreased $8.3 million, or 2.5%, as of March 31, 2010 compared to December 31, 2009. The decreases primarily resulted from seasonal reductions of certain commercial borrowers and slower loan demand during the first quarter of 2010.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	3/31/10	12/31/09	3/31/09
Nonaccrual loans:
Commercial, financial and agricultural	$4,368	$5,576	$5,484
Real estate mortgage	1,800	1,933	2,989
Installment	106	76	67
	6,274	7,585	8,540
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	119	14	352
Real estate mortgage	-	-	32
Installment	-	-	34
	119	14	418

Total nonperforming loans	6,393	7,599	8,958
Other real estate owned	950	1,187	2,208

Total nonperforming assets	$7,343	$8,786	$11,166
Nonperforming loans to total loans	1.97%	2.28%	2.70%
Nonperforming assets to total assets	1.58%	1.90%	2.44%

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

          Liabilities

          Deposits decreased 0.80%, or $3.1 million, from December 31, 2009 to March 31, 2010. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          Total shareholders' equity increased $475,000 from the year ended December 31, 2009. The increase was primarily attributable to the current year's net income less dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of March 31, 2010 and December 31, 2009:
	March 31, 2010	December 31, 2009	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	12.3%	11.9%	8.0%
Tier I capital ratio	11.0%	10.7%	4.0%
Leverage ratio	8.3%	8.1%	4.0%

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

          SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has the ability to borrow $37.9 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

          The Company's principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T.

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
Item 4.	Controls and Procedures

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of March 31, 2010. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2010 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

          Information concerning risk factors is contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010. As of the date of this report, Southern does not believe that there has been a material change in the nature or categories of the Company's risk factors, as compared to the information disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.
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

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010., Exhibit 2.2. Here incorporated by reference.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: May 14, 2010	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 14, 2010	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

2.1

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2010., Exhibit 2.2. Here incorporated by reference.

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