Form 10-Q
period 2010-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2010-08-13
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended June 30, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of August 12, 2010, was 2,340,717 shares.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, future asset dispositions, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, and the effects of newly enacted laws. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

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

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	June 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$42,423	$24,814
Federal funds sold	1,887	2,540
Securities available for sale	55,071	56,948
Loans held for sale	1,440	605
Loans, net of allowance for loan losses of $5,726 - 2010 ($6,075 - 2009)	318,390	327,004
Premises and equipment, net	12,885	12,914
Accrued interest receivable	1,890	2,054
Net cash surrender value of life insurance	9,766	9,881
Goodwill	13,422	13,422
Other intangible assets, net	2,180	2,355
Other assets	9,402	9,872
TOTAL ASSETS	$468,756	$462,409

LIABILITIES
Deposits :
Non-interest bearing	$57,728	$55,250
Interest bearing	328,008	325,655
Total deposits	385,736	380,905

Securities sold under agreements to repurchase and overnight borrowings	14,899	14,799
Accrued expenses and other liabilities	4,510	4,039
Other borrowings	10,491	10,832
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 105,431 in 2010
(101,999 shares in 2009)	1,292	945
Total liabilities	422,083	416,675

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,340,717 shares in 2010 (2,323,410 shares in 2009)
Outstanding (other than ESOP shares) - 2,235,286 shares in 2010 (2,221,411 shares in 2009)	5,588	5,553
Additional paid-in capital	18,056	18,363
Retained earnings	23,333	22,062
Accumulated other comprehensive income, net	74	193
Unearned Employee Stock Ownership Plan shares	(378)	(437)
Total shareholders' equity	46,673	45,734
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$468,756	$462,409

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,748	$4,971	$9,549	$9,915
Federal funds sold and balances with banks	34	11	57	20
Securities:
Taxable	142	278	323	667
Tax-exempt	198	223	402	453
Total interest income	5,122	5,483	10,331	11,055

Interest expense:
Deposits	934	1,145	1,935	2,433
Other	175	207	343	402
Total interest expense	1,109	1,352	2,278	2,835
Net interest income	4,013	4,131	8,053	8,220
Provision for loan losses	150	500	350	1,950

Net interest income after provision for loan losses	3,863	3,631	7,703	6,270

Non-interest income:
Service charges on deposit accounts	612	738	1,182	1,305
Trust fees	243	228	496	479
Net gains on security calls and sales	207	407	207	407
Net gains on loan sales	161	236	281	430
Earnings on life insurance assets	76	84	150	168
Gain on life insurance proceeds	-	-	156	-
Income and fees from automated teller machines	218	176	425	333
Other	197	269	441	504
Total non-interest income	1,714	2,138	3,338	3,626

Non-interest expense:
Salaries and employee benefits	2,437	2,432	4,938	4,942
Occupancy, net	363	325	744	722
Equipment	233	231	454	455
Printing, postage and supplies	146	159	291	312
Telecommunication expenses	96	84	174	175
Professional and outside services	232	274	525	660
FDIC assessments	147	407	316	519
Software maintenance	97	143	208	214
Amortization of other intangibles	88	91	175	181
Other	718	728	1,422	1,441
Total non-interest expense	4,557	4,874	9,247	9,621
INCOME BEFORE INCOME TAXES	1,020	895	1,794	275
Federal income tax provision (credit)	217	144	289	(205)
NET INCOME	$803	$751	$1,505	$480

Basic Earnings Per Common Share	$.35	$.33	$.65	$.21
Diluted Earnings Per Common Share	.35	.33	.65	.21
Dividends Declared Per Common Share	.05	.05	.10	.10

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
For the Six Months Ended June 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total
Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416
Comprehensive income:
Net income			480			480
Net change in other comprehensive
income items				(200)		(200)
Total comprehensive income						280
Cash dividends declared - $.10 per share			(234)			(234)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Vesting of restricted stock		25				25
Change in common stock subject to
repurchase	3	48				51
Reduction of ESOP obligation					56	56
Forfeiture of restricted stock (560 shares)	(1)	1				-
Stock option expense		43				43
Balance at June 30, 2009	$5,560	$18,560	$20,839	$213	$(535)	$44,637

Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734

Comprehensive income:
Net income			1,505			1,505
Net change in other comprehensive
income items				(119)		(119)
Total comprehensive income						1,386
Cash dividends declared - $.10 per share			(234)			(234)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				-
Vesting of restricted stock		37				37
Forfeiture of restricted stock (1,018 shares)	(2)	2				-
Change in common stock subject to
repurchase	(9)	(338)				(347)
Reduction of ESOP obligation					59	59
Stock option expense		38				38
Balance at June 30, 2010	$5,588	$18,056	$23,333	$74	$(378)	$46,673

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)
	Six Months Ended June 30,
	2010	2009
Operating Activities
Net income	$1,505	$480
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	350	1,950
Depreciation	505	534
Net amortization of investment securities	253	156
Loans originated for sale	(13,167)	(27,559)
Proceeds on loans sold	12,613	27,549
Net gains on loan sales	(281)	(430)
Gain on life insurance proceeds	(156)	-
Stock option and restricted stock grant compensation expense	75	68
Net gains on security calls and sales	(207)	(407)
Net loss on other real estate owned sales	269	189
Amortization of other intangible assets	175	181
Net loss on disposal of fixed assets	5	9
Net change in obligation under ESOP	59	56
Net change in:
Accrued interest receivable	164	616
Cash surrender value	(150)	(168)
Other assets	159	212
Accrued expenses and other liabilities	471	447
Net cash from operating activities	2,642	3,883

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	7,445	15,477
Proceeds from maturities and calls	19,401	21,077
Purchases	(25,196)	(31,269)
Net change in federal funds sold	653	706
Loan originations and payments, net	7,909	(1,700)
Proceeds from life insurance	421	-
Proceeds on other real estate owned sales	459	1,402
Proceeds from sale of equipment	2	-
Additions to premises and equipment	(483)	(297)
Net cash from investing activities	10,611	5,396

Financing Activities
Net change in deposits	4,831	(18,162)
Net change in securities sold under agreements to repurchase and overnight borrowings	100	751
Proceeds from other borrowings	5,000	-
Repayments of other borrowings	(5,341)	(1,360)
Cash dividends paid	(234)	(580)
Net cash from financing activities	4,356	(19,351)
Net change in cash and cash equivalents	17,609	(10,072)
Beginning cash and cash equivalents	24,814	27,989
Ending cash and cash equivalents	$42,423	$17,917

Cash paid for interest	$2,326	$3,032
Cash paid for income taxes	70	-
Transfers from loans to other real estate owned	355	2,126

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Southern Michigan Bank & Trust (SMB&T), after elimination of significant inter-company balances and transactions. FNB Financial was a wholly-owned subsidiary of the Company until its consolidation with SMB&T in April 2009. SMB&T also owns FNB Financial Services, which conducts a brokerage business and is also consolidated into SMB&T's financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I, for the sole purpose of issuing trust preferred securities. Under accounting principles generally accepted in the United States of America, the trust is not consolidated into the financial statements of the Company.

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2009 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards: ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Company primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Company's June 30, 2010 consolidated financial statements since SMB&T did not sell any loan participations during the six month period.

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

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which will increase disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures will provide additional information about the nature of credit risk inherent in the Company's loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements will be effective for the Company's December 31, 2010 consolidated financial statements.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2010 and 2009 is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2010	Three Months Ended June 30, 2009	Six Months Ended June 30, 2010	Six Months Ended June 30, 2009

Basic earnings per share:
Net income	$803	$751	$1,505	$480

Weighted average common shares outstanding	2,340,717	2,323,550	2,338,437	2,321,983

Less unallocated ESOP shares	28,181	30,690	28,600	31,009

Weighted average common shares outstanding for basic earnings per share	2,312,536	2,292,860	2,309,837	2,290,974

Basic earnings per share	$0.35	$0.33	$0.65	$0.21

Diluted earnings per share:
Net income	$803	$751	$1,505	$480

Weighted average common shares outstanding for basic earnings per share	2,312,536	2,292,860	2,309,837	2,290,974

Add: Dilutive effect of assumed exercise of stock options	3,520	-	2,954	-

Weighted average common and dilutive potential common shares outstanding	2,316,056	2,292,860	2,312,791	2,290,974

Diluted earnings per share	$0.35	$0.33	$0.65	$0.21

Stock option awards that were anti-dilutive, and therefore not included in the computation of earnings per share, were as follows: 197,702 and 226,690 as of June 30, 2010 and 2009, respectively.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans were authorized to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares from 157,500 to 300,000. On March 20, 2010, the April 2000 plan terminated. As of June 30, 2010, there were 105,199 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the six months ended June 30, 2010:
	Shares	Weighted Average Price

Outstanding at beginning of year	225,270	$ 21.83
Granted	8,075	10.10
Exercised	-	-
Forfeited	14,368	23.45
Outstanding at June 30, 2010	218,977	21.29

Options exercisable at June 30, 2010	133,702	22.10

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company's history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the six months ended June 30, 2010:
Dividend yield	3.29%
Expected life	8 years
Expected volatility	23.64%
Risk-free interest rate	0.96%
Weighted average fair value of options granted during 2010	$1.53

The Company recorded compensation expense of $38,000 and $43,000, respectively, related to the stock options during the six month periods ended June 30, 2010 and 2009.

Restricted Stock - Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005 described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock of $37,000 was recorded during the six months ended June 30, 2010. As of June 30, 2010, there was $293,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan which is expected to be recognized over a weighted average period of 3.5 years.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	17,062	$11.26
Granted	18,325	10.10
Vested	(3,776)	12.29
Forfeited	(1,018)	10.64
Nonvested at June 30, 2010	31,447	$10.46

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2010 or December 31, 2009, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2010 and December 31, 2009, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):
	June 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,423	$42,423	$24,814	$24,814
Federal funds sold	1,887	1,887	2,540	2,540
Securities available for sale	55,071	55,071	56,948	56,948
Loans held for sale	1,440	1,440	605	605
Loans, net of allowance for loan losses	318,390	321,075	327,004	329,961
Accrued interest receivable	1,890	1,890	2,054	2,054

Financial liabilities:
Deposits	$(385,736)	$(387,711)	$(380,905)	$(382,166)
Securities sold under agreements to repurchase and overnight borrowings	(14,899)	(14,899)	(14,799)	(14,799)
Other borrowings	(10,491)	(10,725)	(10,832)	(10,983)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(179)	(179)	(228)	(228)

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

Securities available for sale classified as Level 3 inputs represent non-publicly traded municipal issues with limited trading activity from entities within the Company's market area. The fair value of these investments is determined using Level 3 valuation techniques, as there is no market available to price these investments. The method used for determining the fair value for these investments includes a comparison to the fair value of other investment securities valued with Level 2 inputs with similar characteristics (credit, time to maturity, call structure, etc.) and the interest yield curve for comparable debt investments.

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Available for Sale Securities:
U.S. Treasury and Federal agencies	$27,173	$-	$-	$27,173
U.S. Government sponsored entities	6,185	-	-	6,185
State and political subdivisions	-	17,744	3,320	21,064
Mortgage backed securities	-	649	-	649
Total available-for-sale securities	$33,358	$18,393	$3,320	$55,071

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a non recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at June 30, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$8,989	$8,989
Other real estate owned	$-	$-	$831	$831

Impaired loans are reported net of a $1,113,000 allowance for loan losses.

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six month period ended June 30, 2010 (in thousands):
Balance at January 1, 2010	$3,099
Net maturities and calls	(598)
Transfers into Level 3	829
Unrealized net gains included in other comprehensive income	(10)

Balance at June 30, 2010	$3,320

NOTE G - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after June 30, 2010, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2010, have been recognized in the financial statements for the six month period ended June 30, 2010. Events or transactions that provided evidence about conditions that did not exist at June 30, 2010, but arose before the financial statements were issued, have not been recognized in the financial statements for the six month period ended June 30, 2010.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three and six month periods ended June 30, 2010 and 2009.

Executive Summary

          Net income for the three and six month periods ended June 30, 2010 was $803,000 and $1,505,000 respectively, compared to $751,000 and $480,000 for the same periods in 2009. Diluted earnings per share was $0.35 and $0.65 for the three and six month periods ended June 30, 2010, compared to $0.33 and $0.21 for the same periods in 2009. Return on average assets was 0.64% for the first six months of 2010 compared to 0.21% for the first six months of 2009. Return on average shareholders' equity was 6.48% for the first six months of 2010 compared to 2.13% for the same period in 2009.

          The increase in net income for the six months ended June 30, 2010, over the first six months of 2009, was primarily the result of a decrease in the provision for loan and lease losses. Details of the changes in various components of net income are discussed below.

          Total consolidated assets at June 30, 2010 were $468.8 million compared to $462.4 million at December 31, 2009. Cash balances remained elevated as of June 30, 2010, as compared to December 31, 2009, due to increased deposits and reductions in the loan portfolio.

Results of Operations

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. Declining interest rates over the past two years have reduced the Company's yield on earning assets, as well as reducing its cost of funds. During the six month period ended June 30, 2010, the Company was able to lower its cost of funds by 30 basis points compared to the same six month period of 2009. Tax equivalent yields on average interest earning assets for the same comparable periods declined 36 basis points. This resulted in a slight reduction in both the interest rate spread as well as the tax equivalent net interest margin.

          The following tables provide information regarding interest income and expense for the six-month periods ended June 30, 2010 and 2009, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate for the six-month periods ended June 30, 2010 and 2009. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	2010			2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$326,834	$9,602	5.88%	$334,251	$9,973	5.97%
Federal funds sold and other(6)	33,929	57.34		16,234	20.25
Taxable investment securities(4)	31,296	323	2.06	39,656	667	3.36
Tax-exempt investment securities(1)	21,616	609	5.64	23,716	686	5.79
Total interest earning assets	413,675	10,591	5.12	413,857	11,346	5.48

Non-interest earning assets:
Cash and due from banks	10,600			10,824
Other assets(5)	50,117			48,970
Less allowance for loan losses	(5,943)			(6,607)

Total assets	$468,449			$467,044

Interest bearing liabilities:
Demand deposits	$144,819	256.35%		$144,042	344.48%
Savings deposits	47,119	41.17		53,329	58.22
Time deposits	134,413	1,638	2.44	134,034	2,031	3.03
Securities sold under agreements to repurchase and federal funds purchased	15,397	21	..27	14,787	22	..30
Other borrowings	13,964	246	3.52	11,764	263	4.47
Subordinated debentures	5,155	76	2.95	5,155	117	4.54
Total interest bearing liabilities	360,867	2,278	1.26	363,111	2,835	1.56

Non-interest bearing liabilities:
Demand deposits	56,146			55,603
Other	3,868			2,595
Common stock subject to repurchase obligation	1,118			703
Shareholders' equity	46,450			45,032
Total liabilities and shareholders' equity	$468,449			$467,044
Net interest income		$8,313			$8,511
Interest rate spread			3.86%			3.92%
Net yield on interest earning assets			4.02%			4.11%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $207,000 and $53,000, respectively, for 2010 and $233,000 and $58,000, respectively, for 2009.
(2)	Average balance includes average non-accrual loan balances of $7,365,000 in 2010 and $8,372,000 in 2009.
(3)	Interest income includes loan fees of $251,000 in 2010 and $161,000 in 2009.
(4)	Average balance includes average unrealized gain of $627,000 in 2010 and $1,060,000 in 2009 on available for sale securities.
(5)	Includes $15,700,000 in 2010 and $16,057,000 in 2009 relating to goodwill and other intangible assets.
(6)	Includes $28,521,000 in 2010 and $13,535,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Six Months Ended June 30, 2010 Over 2009 Increase (Decrease) Due To			Six Months Ended June 30, 2009 Over 2008 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(152)	$(219)	$(371)	$(1,802)	$(11)	$(1,813)
Taxable investment securities	(223)	(121)	(344)	(295)	(173)	(468)
Tax-exempt investment securities	(17)	(60)	(77)	(13)	(32)	(45)
Federal funds sold	9	28	37	(183)	(20)	(203)

Total interest earning assets	$(383)	$(372)	$(755)	$(2,293)	$(236)	$(2,529)

Interest expense on:

Demand deposits	$(93)	$5	$(88)	$(777)	$(126)	$(903)
Savings deposits	(11)	(6)	(17)	(171)	(4)	(175)
Time deposits	(410)	17	(393)	(425)	98	(327)
Securities sold under agreements to repurchase and federal funds purchased	(2)	1	(1)	(99)	27	(72)
Other borrowings	(114)	97	(17)	(95)	(49)	(144)
Subordinated debentures	(41)	-	(41)	(38)	-	(38)

Total interest bearing liabilities	$(671)	$114	$(557)	$(1,605)	$(54)	$(1,659)

Net interest income	$288	$(486)	$(198)	$(688)	$(182)	$(870)

          As shown in Tables 1 and 2, tax equivalent net interest income decreased $198,000, or 2.3%, in the first six months of 2010 compared to the same period in 2009. Net interest income decreased $486,000 due to volume changes comparing the first six months of 2010 with the first six months of 2009 on a tax equivalent basis. The decrease was offset by an increase due to interest rate changes of $288,000.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $260,000 and $291,000 for the six months ended June 30, 2010 and 2009, respectively. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses for the three and six month periods ended June 30, 2010 was $150,000 and $350,000 respectively, compared to a provision for loan losses in the three and six month periods ended June 30, 2009 of $500,000 and $1,950,000. Net charge-offs of $368,000 were recorded for the second quarter 2010, compared to $766,000 for the same quarter a year ago. Year-to-date net charge-offs of $699,000 have been recorded in 2010, compared to $2,430,000 through June 30, 2009. In addition, specific reserves decreased 28.2% at June 30, 2010 compared to December 31, 2009.

          The allowance for loan losses was 1.77% of total loans at June 30, 2010 compared to 1.82% at December 31, 2009.

          Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2010 and 2009 were as follows:

(Dollars in Thousands)
	2010		2009
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$245	$23	$1,556	$43
Residential real estate	401	27	795	2
Consumer	153	50	179	55
Total	$799	$100	$2,530	$100

          Net charge-offs in the first six months of 2010 were $699,000, or 0.43%, of loans on an annualized basis. Net charge-offs in the first six months of 2009 were $2,430,000, or 1.46%, of loans on an annualized basis.

          Non-interest income

          Non-interest income for the three month periods ended June 30, 2010 and 2009 was $1,714,000 and $2,138,000, respectively. Non-interest income for the six month periods ended June 30, 2010 and 2009 was $3,338,000 and $3,626,000, respectively.

          Income and fees from automated teller machines (ATMs) increased $42,000 or 23.9% in the second quarter of 2010 compared to the second quarter of 2009. Income and fees from ATMs increased $92,000 in the first six months of 2010 as compared to the same period in 2009. During the fourth quarter of 2009, the Company converted all of its ATMs to a new processor and network resulting in increased fees.

          During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds.

          Service charges on deposit accounts declined 17.1% in the second quarter of 2010 as compared to the second quarter of 2009, and declined 9.4% for the first six months of 2010 compared to the same six month period of 2009. Reduced non-sufficient fund activity is the primary cause of the declines.

          Net gains on loan sales decreased 31.8%, or $75,000 in the second quarter of 2010 as compared to the second quarter of 2009. Net gains on loan sales decreased 34.7% or $149,000 in the first six months of 2010 compared to the same period of 2009. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Income for loans sold in the secondary market decreased due to reduced production volumes in both the first and second quarters of 2010, as compared to the same quarters of 2009.

          Non-interest expense

          Non-interest expense for the three month periods ended June 30, 2010 and 2009 was $4,557,000 and $4,874,000, respectively. Non-interest expense for the six month periods ended June 30, 2010 and 2009 was $9,247,000 and $9,621,000, respectively.

          Professional and outside services decreased $42,000 or 15.3% and $135,000 or 20.5%, respectively in the second quarter and first six months of 2010 as compared to the same periods of 2009. In April 2009, FNB Financial was consolidated into Southern Michigan Bank. Consolidating the two systems happened over a period of months which increased professional fees in 2009.

          FDIC assessments decreased $260,000 or 63.9% and $203,000 or 39.1%, respectively in the second quarter and first six months of 2010 as compared to the second quarter and first six months of 2009. FDIC assessments in 2009 included a one-time special assessment.

          Federal income taxes

          The Company had an income tax provision of $289,000 for the six months ended June 30, 2010 compared to a credit of $205,000 for the comparable period of 2009. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate at June 30, 2010 to 16.1%. Because of the decline in 2009 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision or credit.

Financial Condition

          Assets

          Total assets at June 30, 2010 were $468,756,000, an increase of $6.3 million compared to December 31, 2009. Cash and cash equivalents increased $17.6 million at June 30, 2010 compared to December 31, 2009, primarily due to increased deposits and reductions in the loan portfolio.

          Gross loans decreased $9.0 million, or 2.7%, as of June 30, 2010 compared to December 31, 2009. The decrease occurred throughout the portfolio and primarily resulted from slower loan demand during 2010.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	6/30/10	12/31/09	6/30/09
Nonaccrual loans:
Commercial, financial and agricultural	$5,740	$5,576	$5,036
Real estate mortgage	1,858	1,933	2,232
Installment	80	76	57
	7,678	7,585	7,325
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	701	14	-
Real estate mortgage	-	-	-
Installment	-	-	32
	701	14	32

Total nonperforming loans	8,379	7,599	7,357
Other real estate owned	831	1,187	1,761

Total nonperforming assets	$9,210	$8,786	$9,118
Nonperforming loans to total loans	2.59%	2.28%	2.21%
Nonperforming assets to total assets	1.96%	1.90%	2.00%

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

          Liabilities

          Deposits increased $4.8 million, or 1.3%, from December 31, 2009 to June 30, 2010. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          Total shareholders' equity increased $939,000 from the year ended December 31, 2009. The increase was primarily attributable to the current year's net income less dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of June 30, 2010 and December 31, 2009:
	June 30, 2010	December 31, 2009	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	12.6%	11.9%	8.0%
Tier I capital ratio	11.3%	10.7%	4.0%
Leverage ratio	8.4%	8.1%	4.0%

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

          SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $43.5 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of June 30, 2010. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended June 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

Part II.  Other Information
Item 1A.	Risk Factors

Information concerning other risk factors is contained in the section entitled "Risk Factors" in the Company's Annual Report on Form 10-K for the year ended December 31, 2009, filed with the Securities and Exchange Commission on March 26, 2010. Except as set forth below, as of the date of this report, management does not believe that there has been a material change in the nature or categories of the Company's risk factors, as compared to the information disclosed in the Company's Annual Report on Form 10-K for the year ended December 31, 2009.

          The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's and the Bank's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: August 13, 2010	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 13, 2010	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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