Form 10-Q
period 2010-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2010-11-12
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended September 30, 2010

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

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

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of November 11, 2010, was 2,340,717 shares.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue" or "is scheduled" or "on track" or that Southern Michigan Bancorp, Inc. or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", or "judgment", "considered" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, future asset dispositions, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, and the effects of newly enacted laws. All statements with references to future time periods are forward-looking. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill, mortgage servicing rights and deferred tax assets) and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2009 And in "Part II, Item 1A - Risk Factors" of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	September 30, 2010	December 31, 2009
ASSETS
Cash and cash equivalents	$64,411	$24,814
Federal funds sold	221	2,540
Securities available for sale	58,057	56,948
Loans held for sale	1,115	605
Loans, net of allowance for loan losses of $5,728 - 2010 ($6,075 - 2009)	314,542	327,004
Premises and equipment, net	12,712	12,914
Accrued interest receivable	2,366	2,054
Net cash surrender value of life insurance	9,859	9,881
Goodwill	13,422	13,422
Other intangible assets, net	2,093	2,355
Other assets	8,700	9,872
TOTAL ASSETS	$487,498	$462,409

LIABILITIES
Deposits:
Non-interest bearing	$56,501	$55,250
Interest bearing	345,487	325,655
Total deposits	401,988	380,905

Securities sold under agreements to repurchase and overnight borrowings	16,876	14,799
Accrued expenses and other liabilities	4,183	4,039
Other borrowings	10,318	10,832
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 104,514 in 2010
(101,999 shares in 2009)	1,233	945
Total liabilities	439,753	416,675

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,340,717 shares in 2010 (2,323,410 shares in 2009)
Outstanding (other than ESOP shares) - 2,236,203 shares in 2010 (2,221,411 shares in 2009)	5,591	5,553
Additional paid-in capital	18,152	18,363
Retained earnings	24,086	22,062
Accumulated other comprehensive income, net	243	193
Unearned Employee Stock Ownership Plan shares	(327)	(437)
Total shareholders' equity	47,745	45,734
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$487,498	$462,409

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2010	2009	2010	2009
Interest income:
Loans, including fees	$4,878	$4,966	$14,427	$14,881
Federal funds sold and balances with banks	42	22	99	42
Securities:
Taxable	151	228	474	895
Tax-exempt	178	231	580	684
Total interest income	5,249	5,447	15,580	16,502

Interest expense:
Deposits	928	1,128	2,863	3,561
Other	172	142	515	544
Total interest expense	1,100	1,270	3,378	4,105
Net interest income	4,149	4,177	12,202	12,397
Provision for loan losses	425	350	775	2,300

Net interest income after provision for loan losses	3,724	3,827	11,427	10,097

Non-interest income:
Service charges on deposit accounts	652	786	1,834	2,091
Trust fees	244	237	740	716
Net gains on security calls and sales	-	-	207	407
Net gains on loan sales	403	173	684	603
Earnings on life insurance assets	93	83	243	251
Gain on life insurance proceeds	-	-	156	-
Income and fees from automated teller machines	235	181	660	514
Other	211	214	652	718
Total non-interest income	1,838	1,674	5,176	5,300

Non-interest expense:
Salaries and employee benefits	2,529	2,413	7,467	7,355
Occupancy, net	324	325	1,068	1,047
Equipment	229	217	683	672
Printing, postage and supplies	146	158	437	470
Telecommunication expenses	107	88	281	263
Professional and outside services	160	339	685	999
FDIC assessments	157	157	473	676
Software maintenance	94	101	302	315
Amortization of other intangibles	87	91	262	272
Other	595	672	2,017	2,113
Total non-interest expense	4,428	4,561	13,675	14,182
INCOME BEFORE INCOME TAXES	1,134	940	2,928	1,215
Federal income tax provision (credit)	264	169	553	(36)
NET INCOME	$870	$771	$2,375	$1,251

Basic Earnings Per Common Share	$.38	$.34	$1.03	$.55
Diluted Earnings Per Common Share	.38	.34	1.03	.55
Dividends Declared Per Common Share	.05	.05	.15	.15

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
For the Nine Months Ended September 30, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income, Net	Unearned ESOP Shares	Total
Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416
Comprehensive income:
Net income			1,251			1,251
Net change in other comprehensive
income items				33		33
Total comprehensive income						1,284
Cash dividends declared - $.15 per share			(350)			(350)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Vesting of restricted stock		35				35
Change in common stock subject to
repurchase	(5)	(138)				(143)
Reduction of ESOP obligation					125	125
Forfeiture of restricted stock (560 shares)	(1)	1				-
Stock option expense		64				64
Balance at September 30, 2009	$5,552	$18,405	$21,494	$446	$(466)	$45,431

Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734

Comprehensive income:
Net income			2,375			2,375
Net change in other comprehensive
income items				50		50
Total comprehensive income						2,425
Cash dividends declared - $.15 per share			(351)			(351)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				-
Vesting of restricted stock		58				58
Forfeiture of restricted stock (1,018 shares)	(2)	2				-
Change in common stock subject to
repurchase	(6)	(282)				(288)
Reduction of ESOP obligation					110	110
Stock option expense		57				57
Balance at September 30, 2010	$5,591	$18,152	$24,086	$243	$(327)	$47,745

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Nine Months Ended September 30,
	2010	2009
Operating Activities
Net income	$2,375	$1,251
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	775	2,300
Depreciation	746	788
Net amortization of investment securities	402	297
Loans originated for sale	(29,955)	(34,800)
Proceeds on loans sold	30,129	35,266
Net gains on loan sales	(684)	(603)
Gain on life insurance proceeds	(156)	-
Stock option and restricted stock grant compensation expense	115	99
Net gains on security calls and sales	(207)	(407)
Net loss on other real estate owned sales	241	202
Amortization of other intangible assets	262	272
Net loss (gain) on disposal of fixed assets	(3)	9
Net change in obligation under ESOP	110	125
Net change in:
Accrued interest receivable	(312)	110
Cash surrender value	(243)	(251)
Other assets	935	445
Accrued expenses and other liabilities	144	(197)
Net cash from operating activities	4,674	4,906

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	7,445	15,477
Proceeds from maturities and calls	32,163	23,583
Purchases	(40,836)	(32,151)
Net change in federal funds sold	2,319	378
Loan originations and payments, net	10,940	(5,573)
Proceeds from life insurance	421	-
Proceeds on other real estate owned sales	717	2,057
Proceeds from sale of equipment	15	-
Additions to premises and equipment	(556)	(404)
Net cash from investing activities	12,628	3,367

Financing Activities
Net change in deposits	21,083	(11,354)
Net change in securities sold under agreements to repurchase and overnight borrowings	2,077	5
Proceeds from other borrowings	5,000	5,000
Repayments of other borrowings	(5,514)	(1,541)
Cash dividends paid	(351)	(580)
Net cash from financing activities	22,295	(8,470)
Net change in cash and cash equivalents	39,597	(197)
Beginning cash and cash equivalents	24,814	27,989
Ending cash and cash equivalents	$64,411	$27,792

Cash paid for interest	$3,415	$4,317
Cash paid for income taxes	250	-
Transfers from loans to other real estate owned	747	2,612

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2010 are not necessarily indicative of the results that may be expected for the year ending December 31, 2010.

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

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards: ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Company primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 has not had any impact on the Company's September 30, 2010 consolidated financial statements since SMB&T did not sell any loan participations during the nine month period.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2010 and 2009 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2010	Three Months Ended September 30, 2009	Nine Months Ended September 30, 2010	Nine Months Ended September 30, 2009

Basic earnings per share:
Net income	$870	$771	$2,375	$1,251

Weighted average common shares outstanding	2,340,717	2,323,410	2,339,121	2,322,411

Less unallocated ESOP shares	28,799	31,333	28,604	31,033

Weighted average common shares outstanding for basic earnings per share	2,311,918	2,292,077	2,310,517	2,291,378

Basic earnings per share	$0.38	$0.34	$1.03	$0.55

Diluted earnings per share:
Net income	$870	$771	$2,375	$1,251

Weighted average common shares outstanding for basic earnings per share	2,311,918	2,292,077	2,310,517	2,291,378

Add: Dilutive effect of assumed exercise of stock options	3,986	511	3,312	-

Weighted average common and dilutive potential common shares outstanding	2,315,904	2,292,588	2,313,829	2,291,378

Diluted earnings per share	$.38	$.34	$1.03	$0.55

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 197,702 and 193,675, respectively, as of September 30, 2010 and 2009.

NOTE D - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 plan terminated. As of September 30, 2010, there were 105,199 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the nine months ended September 30, 2010:
	Shares	Weighted Average Price

Outstanding at beginning of year	225,270	$ 21.83
Granted	8,075	10.10
Exercised	-	-
Forfeited	14,368	23.45
Outstanding at September 30, 2010	218,977	21.29

Options exercisable at September 30, 2010	133,702	22.10

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company's history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the nine months ended September 30, 2010:
Dividend yield	3.29%
Expected life	8 years
Expected volatility	23.64%
Risk-free interest rate	0.96%
Weighted average fair value of options granted during 2010	$1.53

The Company recorded compensation expense of $57,000 and $64,000, respectively, related to the stock options during the nine month periods ended September 30, 2010 and 2009.

Restricted Stock - Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005 described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock of $58,000 was recorded during the nine months ended September 30, 2010. As of September 30, 2010, there was $271,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan which is expected to be recognized over a weighted average period of 3.2 years.

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2010	17,062	$11.26
Granted	18,325	10.10
Vested	(3,776)	12.29
Forfeited	(1,018)	10.64
Nonvested at September 30, 2010	30,593	$10.46

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2010 or December 31, 2009, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2010 and December 31, 2009, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):
	September 30, 2010		December 31, 2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$64,411	$64,411	$24,814	$24,814
Federal funds sold	221	221	2,540	2,540
Securities available for sale	58,057	58,057	56,948	56,948
Loans held for sale	1,115	1,115	605	605
Loans, net of allowance for loan losses	314,542	316,597	327,004	329,961
Accrued interest receivable	2,366	2,366	2,054	2,054

Financial liabilities:
Deposits	$(401,988)	$(404,446)	$(380,905)	$(382,166)
Securities sold under agreements to repurchase and overnight borrowings	(16,876)	(16,876)	(14,799)	(14,799)
Other borrowings	(10,318)	(10,550)	(10,832)	(10,983)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(190)	(190)	(228)	(228)

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

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Available for Sale Securities:
U.S. Treasury and Federal agencies	$29,032	$-	$-	$29,032
U.S. Government sponsored entities	6,155	-	-	6,155
State and political subdivisions	-	19,133	3,124	22,257
Mortgage backed securities	-	613	-	613
Total available-for-sale securities	$35,187	$19,746	$3,124	$58,057

The following table presents the fair value measurements of assets recognized in the accompanying consolidated balance sheet measured at fair value on a non recurring basis and the level within the FASB ASC fair value hierarchy in which the fair value measurements fall at September 30, 2010 (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Impaired loans	$-	$-	$7,915	$7,915
Other real estate owned	$-	$-	$1,042	$1,042

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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine month period ended September 30, 2010 (in thousands):
Balance at January 1, 2010	$3,099
Net maturities and calls	(791)
Transfers into Level 3	829
Unrealized net gains included in other comprehensive income	(13)

Balance at September 30, 2010	$3,124

NOTE G - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after September 30, 2010, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2010, have been recognized in the financial statements for the nine month period ended September 30, 2010. Events or transactions that provided evidence about conditions that did not exist at September 30, 2010, but arose before the financial statements were issued, have not been recognized in the financial statements for the nine month period ended September 30, 2010.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three and nine month periods ended September 30, 2010 and 2009.

Executive Summary

          Net income for the three and nine month periods ended September 30, 2010 was $870,000 and $2,375,000 respectively, compared to $771,000 and $1,251,000 respectively, for the same periods in 2009. Diluted earnings per share was $0.38 and $1.03, respectively, for the three and nine month periods ended September 30, 2010, compared to $0.34 and $0.55, respectively, for the same periods in 2009. Return on average assets was 0.67% for the first nine months of 2010 compared to 0.36% for the first nine months of 2009. Return on average shareholders' equity was 6.76% for the first nine months of 2010 compared to 3.70% for the same period in 2009.

          The increase in net income for the nine months ended September 30, 2010, over the first nine months of 2009, was primarily the result of a decrease in the provision for loan losses. Details of the changes in various components of net income are discussed below.

          Total consolidated assets at September 30, 2010 were $487.5 million compared to $462.4 million at December 31, 2009. Cash balances remained elevated as of September 30, 2010, as compared to December 31, 2009, due to increased deposits and reductions in the loan portfolio.

Results of Operations

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. Declining interest rates over the past two years have reduced the Company's yield on earning assets, as well as reduced its cost of funds. During the nine month period ended September 30, 2010, the Company was able to lower its cost of funds by 27 basis points compared to the same nine month period of 2009. Tax equivalent yields on average interest earning assets for the same comparable periods declined 37 basis points. This resulted in a slight reduction in both the interest rate spread and the tax equivalent net interest margin.

          The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2010 and 2009, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate for the nine-month periods ended September 30, 2010 and 2009. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	September 30, 2010			September 30, 2009
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$325,105	$14,487	5.94%	$334,189	$14,967	5.97%
Federal funds sold and other(6)	39,090	99.34		17,246	42	0.32
Taxable investment securities(4)	31,523	474	2.00	38,833	895	3.07
Tax-exempt investment securities(1)	20,925	878	5.59	23,209	1,047	6.01
Total interest earning assets	416,643	15,938	5.10	413,477	16,951	5.47

Non-interest earning assets:
Cash and due from banks	11,257			10,666
Other assets(5)	49,877			48,845
Less allowance for loan losses	(5,813)			(6,578)

Total assets	$471,964			$466,410

Interest bearing liabilities:
Demand deposits	$145,878	386.35%		$141,568	478	0.45%
Savings deposits	47,756	58.16		53,257	86	0.22
Time deposits	135,417	2,419	2.38	135,295	2,997	2.95
Securities sold under agreements to repurchase and federal funds purchased	16,051	35	..29	14,698	31	0.28
Other borrowings	12,770	362	3.78	12,155	354	3.88
Subordinated debentures	5,155	118	3.05	5,155	159	4.11
Total interest bearing liabilities	363,027	3,378	1.24	362,128	4,105	1.51

Non-interest bearing liabilities:
Demand deposits	56,968			55,737
Other	4,006			2,721
Common stock subject to repurchase obligation	1,089			800
Shareholders' equity	46,874			45,024
Total liabilities and shareholders' equity	$471,964			$466,410
Net interest income		$12,560			$12,846
Interest rate spread			3.86%			3.96%
Net yield on interest earning assets			4.02%			4.14%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $298,000 and $60,000, respectively, for 2010 and $363,000 and $86,000, respectively, for 2009.
(2)	Average balance includes average non-accrual loan balances of $7,473,000 in 2010 and $8,162,000 in 2009.
(3)	Interest income includes loan fees of $360,000 in 2010 and $259,000 in 2009.
(4)	Average balance includes average unrealized gain of $626,000 in 2010 and $982,000 in 2009 on available for sale securities.
(5)	Includes $15,656,000 in 2010 and $16,012,000 in 2009 relating to goodwill and other intangible assets.
(6)	Includes $34,271,000 in 2010 and $14,730,000 in 2009 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Nine Months Ended September 30, 2010 Over 2009 Increase (Decrease) Due To			Nine Months Ended September 30, 2009 Over 2008 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net

Loans	$(75)	$(405)	$(480)	$(2,377)	$(60)	$(2,437)
Taxable investment securities	(273)	(148)	(421)	(523)	(172)	(695)
Tax-exempt investment securities	(70)	(99)	(169)	23	(61)	(38)
Federal funds sold	2	55	57	(257)	(40)	(297)

Total interest earning assets	$(416)	$(597)	$(1,013)	$(3,134)	$(333)	$(3,467)

Interest expense on:

Demand deposits	$(115)	$23	$(92)	$(1,067)	$(194)	$(1,261)
Savings deposits	(20)	(8)	(28)	(219)	(6)	(225)
Time deposits	(582)	4	(578)	(598)	192	(406)
Securities sold under agreements to repurchase and federal funds purchased	1	3	4	(151)	44	(107)
Other borrowings	(14)	22	8	(149)	(44)	(193)
Subordinated debentures	(41)	-	(41)	(65)	-	(65)

Total interest bearing liabilities	$(771)	$44	$(727)	$(2,249)	$(8)	$(2,257)

Net interest income	$355	$(641)	$(286)	$(885)	$(325)	$(1,210)

          Tax equivalent net interest income decreased $286,000, or 2.2%, in the first nine months of 2010 compared to the same period in 2009. Net interest income decreased $641,000 due to volume changes comparing the first nine months of 2010 with the first nine months of 2009 on a tax equivalent basis. The decrease was offset by an increase due to interest rate changes of $355,000.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $358,000 and $449,000, respectively, for the nine months ended September 30, 2010 and 2009.. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses for the three and nine month periods ended September 30, 2010 was $425,000 and $775,000, respectively, compared to a provision for loan losses for the same periods of 2009 of $350,000 and $2,300,000, respectively. Net charge-offs of $423,000 were recorded for the third quarter of 2010, compared to

$254,000 for the same quarter a year ago. Net charge-offs of $1,122,000 have been recorded during the first nine months of 2010, compared to $2,684,000 during the same period of 2009. In addition, specific reserves decreased 28.2% at September 30, 2010 compared to December 31, 2009.

          The allowance for loan losses was 1.79% of total loans at September 30, 2010 compared to 1.82% at December 31, 2009 and 2.00% at September 30, 2009.

          Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2010 and 2009 were as follows:

(Dollars in Thousands)
	September 30, 2010		September 30, 2009
	Charge-offs	Recoveries	Charge-offs	Recoveries

Commercial	$361	$29	$1,566	$51
Residential real estate	687	28	953	3
Consumer	213	82	302	83
Total	$1,261	$139	$2,821	$137

          Net charge-offs in the first nine months of 2010 were $1,122,000, or 0.47%, of loans on an annualized basis. Net charge-offs in the first nine months of 2009 were $2,684,000, or 1.07%, of loans on an annualized basis.

          Non-interest income

          Non-interest income for the three month periods ended September 30, 2010 and 2009 was $1,838,000 and $1,674,000, respectively. Non-interest income for the nine month periods ended September 30, 2010 and 2009 was $5,176,000 and $5,300,000, respectively.

          Service charges on deposit accounts declined 17.0% in the third quarter of 2010 as compared to the third quarter of 2009, and declined12.3% for the first nine months of 2010 compared to the same nine month period of 2009. Reduced non-sufficient fund activity was the primary cause of the declines.

          Net gains on loan sales increased 132.9%, or $230,000, in the third quarter of 2010 compared to the third quarter of 2009. Net gains on loan sales increased 13.4%, or $81,000, in the first nine months of 2010 compared to the same period of 2009. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. Lower mortgage rates, as well as an increase in mortgage lending staff, resulted in higher production volumes in the third quarter of 2010 as compared to the same quarter of 2009.

          During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds.

          Income and fees from automated teller machines (ATMs) increased $54,000, or 29.8%, in the third quarter of 2010 compared to the third quarter of 2009. Income and fees from ATMs increased $146,000 or 28.4% in the first nine months of 2010 compared to the same period in 2009. During the fourth quarter of 2009, the Company converted all of its ATMs to a new processor and network resulting in increased fees.

          Non-interest expense

          Non-interest expense for the three month periods ended September 30, 2010 and 2009 was $4,428,000 and $4,561,000, respectively. Non-interest expense for the nine month periods ended September 30, 2010 and 2009 was $13,675,000 and $14,182,000, respectively.

          Professional and outside services decreased $179,000, or 52.8%, and $314,000, or 31.4%, respectively, in the third quarter and first nine months of 2010 compared to the same periods of 2009. In April 2009, FNB Financial was consolidated into SMB&T. The process of consolidating the two systems occurred over a period of several months with final conversion in July of 2009 resulting in increased professional fees in 2009.

          FDIC assessments were flat in the third quarter of 2010 compared to the same period of 2009. For the first nine months of 2010, FDIC assessments decreased $203,000, or 30.0%, compared to the first nine months of 2009. FDIC assessments in the second quarter of 2009 included a one-time special assessment.

          Federal income taxes

          The Company had an income tax provision of $553,000 for the nine months ended September 30, 2010 compared to a credit of $36,000 for the comparable period of 2009. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate at September 30, 2010 to 18.9%. Because of the decline in 2009 income before taxes, a federal income tax credit resulted after consideration of tax-exempt interest income and other normal tax reconciling items. Tax-exempt income continues to have a major impact on the Company's tax provision or credit. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision or credit.

Financial Condition

          Assets

          Total assets at September 30, 2010 were $487,498,000, an increase of $25.1 million compared to December 31, 2009. Cash and cash equivalents increased $39.6 million at September 30, 2010 compared to December 31, 2009, primarily due to increased deposits and reductions in the loan portfolio.

          Gross loans decreased $12.8 million, or 3.8%, as of September 30, 2010 compared to December 31, 2009. The decrease occurred throughout the portfolio and primarily resulted from slower loan demand during 2010.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	9/30/10	12/31/09	9/30/09
Nonaccrual loans:
Commercial, financial and agricultural	$4,470	$5,576	$5,610
Real estate mortgage	2,277	1,933	2,445
Installment	83	76	81
	6,830	7,585	8,136
Loans contractually past due 90 days or
more and still on accrual:
Commercial, financial and agricultural	39	14	-
Real estate mortgage	-	-	-
Installment	-	-	15
	39	14	15

Total nonperforming loans	6,869	7,599	8,151
Other real estate owned	1,042	1,187	1,516

Total nonperforming assets	$7,911	$8,786	$9,667
Nonperforming loans to total loans	2.14%	2.28%	2.43%
Nonperforming assets to total assets	1.62%	1.90%	2.07%

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

          Liabilities

          Deposits increased $21.1 million, or 5.5%, from December 31, 2009 to September 30, 2010. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          Total shareholders' equity at September 30, 2010 increased $2,011,000 from the year ended December 31, 2009. The increase was primarily attributable to the current year's net income less dividends to shareholders.

          The following table summarizes the Company's regulatory capital ratios as of September 30, 2010 and December 31, 2009:
	September 30, 2010	December 31, 2009	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	13.1%	11.9%	8.0%
Tier I capital ratio	11.8%	10.7%	4.0%
Leverage ratio	8.5%	8.1%	4.0%

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

          SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $42.9 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of September 30, 2010. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended September 30, 2010 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

          We may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans.

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected.

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

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009., Exhibit 2.2. Here incorporated by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.'s Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.'s Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: November 12, 2010	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 12, 2010	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

2.1

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the year ended December 31, 2009., Exhibit 2.2. Here incorporated by reference.

3.1

Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.'s Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2

Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.'s Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

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