Form 10-K
period 2010-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2011-03-28
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, DC 20549

FORM 10-K

(X)	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2010

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
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes         No   X

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the common stock, as of June 30, 2010 was $25,765,437.

The number of shares outstanding of the registrant's common stock, $2.50 par value, as of March 14, 2011, was 2,340,339 shares.

FORWARD-LOOKING STATEMENTS

          This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as "outlook", "plan" or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probably" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions.Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment), and management's assumptions concerning pension and other postretirement benefit plans involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

          Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I
Item 1.	Business

          As used in this report, the terms "Southern," the "Company," "we," "our," or "us" mean Southern Michigan Bancorp, Inc. and its subsidiaries, unless the context indicates another meaning.

General

          Southern Michigan Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956. Southern was incorporated on March 1, 1982, as a Michigan corporation. Southern was formed to create a bank holding company for the purpose of acquiring all of the capital stock of Southern Michigan Bank & Trust, a Michigan state-chartered bank ("Southern Michigan Bank" or "the Bank"), which it did in November 1982. Southern is also the parent company of Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. Southern Michigan Bank is the parent company of FNB Financial Services, Inc., a Michigan corporation.

          Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment - commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 17 banking offices located in Athens, Battle Creek, Camden, Cassopolis, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

          On December 1, 2007, we completed the acquisition of FNB Financial Corporation ("FNB") and its subsidiary bank, FNB Financial. On April 24, 2009, FNB Financial was consolidated with and into the Bank.

          At December 31, 2010, on a consolidated basis, we had assets of $493.9 million, deposits of $409.9 million, a net loan portfolio of $303.8 million, trust assets under management totaling $215.0 million, and shareholders' equity of $47.8 million. Additional information about our consolidated financial condition as of December 31, 2010 and 2009 and the results of our operations for the three years ended December 31, 2010, may be found throughout this report, including in "Management's Discussion and Analysis of Financial Condition and Results of Operations" and in the consolidated financial statements and related notes, which information is here incorporated by reference.

          We have no material foreign loans, assets or activities. No material part of our business is dependent on a single customer or very few customers, the loss of which would have a material adverse effect on us.

          Our headquarters and administrative offices are located at 51 West Pearl Street, Coldwater, Michigan 49036, and our telephone number is (517) 279-5500. Our internet website address is www.smb-t.com. The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.

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

Supervision and Regulation

          We are extensively regulated and are subject to a comprehensive regulatory framework that imposes restrictions on our activities, minimum capital requirements, lending and deposit restrictions, dividend restrictions, and numerous other requirements. This system of regulation is primarily intended for the protection of depositors, federal deposit insurance funds and the banking system as a whole, rather than for the protection of shareholders and creditors of Southern. Many of these laws and regulations have undergone significant change in recent years and are likely to change in the future. Future legislative or regulatory changes, or changes in enforcement practices or court rulings, may have a significant and potentially adverse impact on our operations and financial condition. Our non-bank subsidiaries are also subject to various federal and state laws and regulations.

          Recent Regulatory Developments

          Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection ("BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company's business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

          Deposit Insurance: The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which will use average assets as the base instead of quarterly deposits. Additional information about these changes may be found below under the heading "Southern Michigan Bank."

          On November 12, 2009, the FDIC adopted a final rule on assessment regulations to require depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The projected assessment base for each quarter represents the September 30, 2009 assessment base increased quarterly by a 5 percent annual growth rate. This rule resulted in a prepaid assessment for the Bank of $1.6 million and $2.2 million at December 31, 2010 and 2009, respectively.

          As a result of provisions of the Dodd-Frank Act, all funds in a "noninterest-bearing transaction account" are insured in full by the FDIC from December 31, 2010, through December 31, 2012. This temporary unlimited coverage is in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. The increase in maximum deposit insurance coverage to $250,000 was made permanent under the Dodd-Frank Act.

          Debit Card Interchange Fees and Routing: The Federal Reserve Board on December 16, 2010 issued a proposal to implement a provision in the Dodd-Frank Act that requires it to set debit-card interchange fees so they are "reasonable and proportional" to the cost of the transaction. If finalized as proposed, the rule could result in a significant reduction in banks' debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks, such as Southern Michigan Bank, which will be pressured by the marketplace to lower their own interchange rates.

          Overdraft Protection Rules: On November 24, 2010, the FDIC issued final guidance to address the risks associated with overdraft payment programs. The guidance is intended to ensure robust oversight of automated overdraft programs offered by certain FDIC-insured institutions. The final guidance provides information to assist FDIC-supervised institutions in identifying, managing and mitigating risks associated with overdraft payment programs, including risks that could result in serious financial harm to certain consumers. The guidance focuses on automated overdraft programs and encourages banks to offer less costly alternatives if, for example, a borrower overdraws his or her account on more than six occasions where a fee is charged in a rolling twelve-month period. Additionally, to avoid reputational and other risks, the FDIC expects institutions to institute appropriate daily limits on customer costs and ensure that transactions are not processed in a manner designed to maximize the cost to consumers, such as by processing checks from the largest to the smallest. We are currently evaluating our alternatives with regard to this guidance, and have not yet determined the potential impact on our financial statements.

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

          Southern is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to us, which indirectly limit our ability to pay dividends to our shareholders. Payment of dividends to us by the Bank, our principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank's ability to pay dividends to us is subject to the following restrictions:
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

          In a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Additional information on restrictions on payment of dividends by us and the Bank may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q of our consolidated financial statements, which information is here incorporated by reference.

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

          As of the date of this report, the capital ratios of the Bank exceeded the minimum thresholds to be categorized as "well-capitalized" under applicable regulations. Note V of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

          Southern Michigan Bank

          Southern Michigan Bank is chartered under Michigan law and is subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

          The Bank's deposits are insured by the FDIC to the extent provided by law. From time to time, the Bank is required to pay deposit insurance premiums to the Deposit Insurance Fund ("DIF"). The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which will use average assets as the base instead of quarterly deposits. Under this new calculation, most well-capitalized banks will pay 5 to 9 basis points annually, increasing to 35 basis points for banks that post significant supervisory concerns. This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well-capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns. We estimate our annual assessment rate under these new guidelines to be 8 basis points.

          The Bank is a member of the Federal Home Loan Bank system. This provides certain advantages, including favorable borrowing rates for certain funds.

          During 2010, the Bank paid $40,000 in Financing Corporation ("FICO") assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

          Banks are subject to a number of federal and state laws and regulations, which have a material impact on their business. These include, among others, minimum capital requirements, state usury laws, state laws relating to fiduciaries, the Dodd-Frank Act, the Truth in Lending Act, the Truth in Savings Act, the Equal Credit Opportunity

Act, the Fair Credit Reporting Act, the Expedited Funds Availability Act, the Community Reinvestment Act, the Real Estate Settlement Procedures Act, the USA PATRIOT Act, the FACT Act, the Gramm-Leach-Bliley Act, the Sarbanes-Oxley Act, The Bank Secrecy Act, electronic funds transfer laws, redlining laws, predatory lending laws, antitrust laws, environmental laws, money laundering laws and privacy laws. The instruments of monetary policy of authorities, such as the Federal Reserve System, may influence the growth and distribution of bank loans, investments and deposits, and may also affect interest rates on loans and deposits. These policies may have a significant effect on the operating results of banks.

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

Environmental Regulations

          We hold title, on a temporary or permanent basis, to a number of parcels of real property. These include properties owned for branch offices and other business purposes and properties taken in or in lieu of foreclosure to satisfy loans in default. Under current federal laws, present and past owners of real property are exposed to liability for the cost of cleanup of contamination on or originating from those properties, even if they are wholly innocent of the actions that caused the contamination. These liabilities can be material and can exceed the value of the contaminated property. Although management is currently aware of no such environmental liabilities attributable to us or any of our properties, any such liabilities could have a material adverse effect on our capital expenditures, earnings, or competitive position.

Employees

          As of December 31, 2010, Southern Michigan Bank employed 204 total employees equaling 196 full-time equivalent employees. Southern's only employees as of the same date were its three executive officers (all of whom were also employed by Southern Michigan Bank).

Statistical Information

          Additional statistical information describing our business appears in the following pages and in Management's Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

          Southern acquired FNB Financial Corporation on December 1, 2007. Statistical information presented for 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of statistical information for periods after December 1, 2007 to periods before December 1, 2007 must consider that information for FNB Financial Corporation is not included in information presented for periods before December 1, 2007.

          Securities Portfolio

          The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2010	2009	2008
U.S. government and Federal agencies	$30,784	$30,311	$23,841
States and political subdivisions	25,370	25,839	27,471
Asset-backed securities	2,476	-	-
Mortgage-backed securities	598	798	14,406
Total	$59,228	$56,948	$65,718

          At the end of 2010 and 2009, the market value of securities issued by the State of Michigan and all its political subdivisions totaled $19,903,000 and $15,466,000, respectively. No other securities held of any other single issuer were greater than 10% of shareholders' equity.

          Presented below is the fair value of securities as of December 31, 2010 and 2009, a schedule of maturities of securities as of December 31, 2010, and the weighted average yields of securities as of December 31, 2010.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2010	Fair Value at Dec. 31, 2009
U.S. government and Federal agencies	$5,699	$23,028	$2,057	$-	$30,784	$30,311
States and political subdivisions	952	9,172	11,250	3,996	25,370	25,839
Asset-backed securities	-	2,476	-	-	2,476	-
Mortgage-backed securities	-	11	146	441	598	798
Total securities	$6,651	$34,687	$13,453	$4,437	$59,228	$56,948

	Weighted average yields(1)
U.S. government and Federal agency	0.79%	0.84%	0.53%	-%
States and political subdivisions	3.90	3.67	3.67	4.08
Asset-backed securities	-	2.63	-	-
Mortgage-backed securities	-	4.55	3.60	3.19

______________
(1)	Yields are not presented on a tax-equivalent basis.

          The weighted average yields are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

          Loan Portfolio

          Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Commercial and agricultural	$58,763	$61,855	$74,446	$84,937	$63,709
Real estate - commercial	136,371	148,806	131,180	129,065	97,144
Real estate - construction	11,135	10,522	10,446	11,686	10,025
Real estate - residential	93,102	100,007	104,321	94,560	66,202
Consumer	10,153	11,889	14,917	15,730	15,745
Total loans, gross	$309,524	$333,079	$335,310	$335,978	$252,825

          We have no foreign loans.

          Maturities and Sensitivities of Loans to Changes in Interest Rates

          The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2010. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2010.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$61,077	$128,486	$5,571	$195,134
Real estate - construction	6,175	4,252	708	11,135
Totals	$67,252	$132,738	$6,279	$206,269

Loan Sensitivity to Changes in Interest Rates	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$131,272	$6,279	$137,551
Loans with floating or adjustable interest rates	1,466	-	1,466
Totals	$132,738	$6,279	$139,017

          Risk Elements

          The objective of our credit risk strategy is to quantify and manage credit risk on an aggregate portfolio basis, and to limit the risk of loss resulting from an individual customer default. This strategy has not changed over the past five years and is based on three core principles: conservatism, diversification and monitoring. We believe that effective credit risk management begins with conservative lending practices. These practices include conservative underwriting, documentation, monitoring and collection standards. Our credit risk strategy also emphasizes diversification on an industry and customer level, regular credit examinations, and monthly management reviews of large credit exposures and credits experiencing deterioration of credit quality. Lending activities are centralized, with lending officers delegated specific authority amounts. We have annual independent reviews of the quality of our underwriting and documentation and the accuracy of risk grades.

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

          The following were classified as non-accrual, past due and restructured loans as of December 31:

(Dollars in thousands)
	2010	2009	2008	2007	2006
Loans accounted for on a non-accrual basis	$ 5,293	$ 7,585	$ 8,715	$ 4,405	$ 3,518
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	1	14	437	429	6
Restructured loans	3,297	702	-	-	-
Totals	$ 8,591	$ 8,301	$ 9,152	$ 4,834	$ 3,524

          A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered in doubt, typically when payments are past due over 90 days, unless the loan is both well-secured and in the process of collection. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$ 354	$ 463	$ 598	$ 278	$ 326
Interest on non-performing loans that was actually recorded when received	$ 228	$ 38	$ 34	$ 21	$ -

          Potential Problem Loans

          At December 31, 2010, there were $47.2 million of loans where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. We allocated $1,171,000 in the aggregate for loan losses for nonperforming and potential problem loans as of December 31, 2010. However, our entire allowance for loan losses is also available for potential problem loans.

          Loan Concentrations

          As of December 31, 2010, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

          Other Interest Bearing Assets

          As of December 31, 2010, we had no interest bearing assets that would be required to be disclosed pursuant to Item III.C.1. or 2. if such assets were loans.

          Summary of Loan Loss Experience

          The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Balance at January 1	$6,075	$7,104	$5,156	$3,302	$3,167
Charge-offs:
Commercial and agricultural	278	1,350	1,943	81	267
Real estate - commercial	374	60	229	78	38
Real estate - construction	95	51	98	32	-
Real estate - residential	971	2,058	703	106	110
Consumer	313	407	370	228	70
Total charge-offs	2,031	3,926	3,343	525	485
Recoveries:
Commercial and agricultural	133	53	39	61	14
Real estate - commercial	6	2	10	10	16
Real estate - construction	-	-	55	-	-
Real estate - residential	108	4	9	-	18
Consumer	28	113	98	105	72
Total recoveries	275	172	211	176	120
Net charge-offs	1,756	3,754	3,132	349	365
Additions resulting from FNB acquisition	-	-	-	1,458	-
Additions charged to operations(1)	1,375	2,725	5,080	745	500
Balance at December 31	$5,694	$6,075	$7,104	$5,156	$3,302
Ratio of net charge-offs during the period to average loans outstanding during the period	..55%	1.13%	0.94%	0.13%	0.15%

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

During 2010 management added $1.4 million to the allowance, during 2009 management added $2.7 million to the allowance and during 2008 management added $5.1 million to the allowance. The provision reflects net charge off experience and the changes in the Michigan economy and the local real estate market, as well as other changes in the dynamics of the loan portfolio, including the level of non-accrual and potential problem loans.

          The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)
	2010	2009	2008	2007	2006
Commercial (including agricultural, real estate and construction)	$4,239	$4,641	$5,327	$4,605	$3,051
Real estate - residential (including first and junior lien holders)	1,368	1,162	1,614	396	126
Consumer	87	272	163	155	125
Unallocated	-	-	-	-	-
Total allowance	$5,694	$6,075	$7,104	$5,156	$3,302

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
	2010	2009	2008	2007	2006
Commercial and agricultural	19.0%	18.6%	22.2%	25.3%	25.2%
Real estate - commercial	44.0	44.6	39.1	38.4	38.4
Real estate - construction	3.6	3.2	3.1	3.5	4.0
Real estate - residential	30.1	30.0	31.1	28.1	26.2
Consumer	3.3	3.6	4.5	4.7	6.2
Total	100.0%	100.0%	100.0%	100.0%	100.0%

          Deposits

          The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2010		2009		2008
Noninterest-bearing demand	$58,298		$55,934		$55,557
Interest-bearing demand	148,968	0.35%	142,931	0.43%	159,576	1.30%
Savings	47,937	0.15%	51,450	0.21%	54,480	0.69%
Certificates of deposit	136,369	2.34%	135,781	2.91%	129,358	3.51%
Total	$391,572		$386,096		$398,971

          The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2010.

(Dollars in thousands)
Maturing in less than 3 months	$11,448
Maturing in 3 to 6 months	11,888
Maturing in 6 to 12 months	20,476
Maturing in more than 12 months	10,234
Total	$54,046

          We have no foreign deposits.

          Return on Equity and Assets

          The following schedule presents ratios for the years ended December 31:
	2010	2009	2008
Return on assets (net income divided by average total assets)	0.65%	0.41%	0.17%
Return on equity (net income divided by average equity)	6.56%	4.29%	1.77%
Dividend payout ratio (dividends declared per share divided by net income per share)	15.11%	24.13%	227.33%
Equity to assets ratio (average equity divided by average total assets)	9.87%	9.66%	9.59%

          Short Term Borrowings

          The information in Note J of the consolidated financial statements is here incorporated by reference.
Item 1A.	Risk Factors

Risks Related to Southern's Business

The economic conditions in the State of Michigan could have a material adverse effect on our results of operations and financial condition.

          Our success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in southwest Michigan. The local economic conditions in this area has a significant impact on the demand for our products and services as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our results of operations and financial condition.

Difficult market conditions have adversely affected the financial services industry.

          The capital and credit markets have been experiencing unprecedented volatility and disruption for an extended period of time. Dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and construction and development loans, and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.

          This market turmoil and tightening of credit have led to an increased level of commercial and consumer delinquencies, lack of consumer confidence, increased market volatility and widespread reduction of business activity generally. The resulting economic pressure on consumers and commercial borrowers and lack of confidence in the financial markets has adversely affected our business, results of operations and financial condition. A worsening of these conditions would likely exacerbate the adverse effects of these difficult market conditions on us and others in the financial institutions industry. If current levels of market disruption and volatility continue or worsen, there can be no assurance that we will not experience adverse effects, which may be material, on our ability to access capital and on our business, results of operations and financial condition.

Restrictions on the Bank's ability to pay dividends subjects Southern Michigan Bancorp to liquidity risk.

          Southern Michigan Bancorp's principal source of funds to pay cash dividends and to fund its corporate obligations is the earnings of and dividends paid by the Bank. Southern Michigan Bancorp's corporate obligations include its obligation to pay interest and principal when and as due under its bank credit agreement, which is secured by a pledge of all of the stock of the Bank, and its obligation to pay interest and principal when due under its junior subordinated debt securities. If the Bank is unable to pay cash dividends to Southern Michigan Bancorp in an amount sufficient to fund these obligations and Southern Michigan Bancorp is unable to access liquidity from other sources, it may be unable to pay dividends and satisfy its other financial obligations. As of December 31, 2010, the Bank could pay $4.0 million of dividends to Southern Michigan Bancorp without prior regulatory approval and Southern Michigan Bancorp had limited liquid assets. Additional information related to our liquidity position may be found in Notes Q and R to the consolidated financial statements.

If the condition of the Bank's loan portfolio worsens, its ability to borrow funds from the Federal Home Loan Bank and Federal Reserve Bank could be adversely affected, which could materially adversely affect the Bank's liquidity position.

          As part of its liquidity management, the Bank borrows funds from the Federal Home Loan Bank and has the ability to borrow from the Federal Reserve Bank. Borrowed funds are collateralized by certain investment securities and qualifying residential and commercial real estate loans. The Bank is permitted to borrow an amount of funds up to a certain percentage of the total investment securities and loans pledged as collateral. The Federal Home Loan Bank and Federal Reserve Bank will not accept as collateral any loan that is rated as a 5 (special mention) or worse on our internal loan grading system. If the quality of the Bank's loan portfolio worsens, the Bank could have fewer loans eligible to be pledged as collateral for borrowed funds, reducing the total amount of available funds that the Bank is permitted to borrow. A reduction in the total amount of the available funds that the Bank is permitted to borrow from the Federal Home Loan Bank and Federal Reserve Bank could materially adversely affect the Bank's liquidity position.

We are subject to liquidity risk in our operations, which could adversely affect our ability to fund various obligations.

          Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances.  Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources.  Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market down turn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole, as evidenced by recent turmoil in the domestic and worldwide credit markets.

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

          We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolio. In response to the financial crisis, we believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser's purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

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

Southern may need to raise additional capital in the future, but that capital might not be available on acceptable terms or at all when it is needed.

          Southern is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Southern expects that it may need to raise additional capital to maintain its regulatory capital at desired levels or support its growth. Southern's ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside Southern's control, and on its financial performance. Southern cannot assure you of its ability to raise additional capital on terms acceptable to Southern or at all. If Southern cannot raise additional capital when needed, its ability to maintain assets at current levels or expand its operations through organic growth and acquisitions could be materially impaired.

The recently enacted Dodd-Frank Act may adversely impact the Company's results of operations, financial condition or liquidity.

          On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama.  The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, establishes the new federal Bureau of Consumer Financial Protection (the "BCFP"), and will require the BCFP and other federal agencies to implement many new and significant rules and regulations.  At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

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

          Recent insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The reserve ratio may continue to decline in the future. In addition, the limit on FDIC coverage has been permanently increased to $250,000. These developments have caused the premiums assessed to Southern by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank's CAMEL ratings could subject Southern to increased FDIC insurance premiums. Higher FDIC assessment rates would have an adverse impact on Southern's results of operations.

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

          Southern Michigan Bank previously served as indenture trustee and also was the depository bank in connection with certain bond offerings underwritten by Alanar, Inc. Southern Michigan Bank also was party to an agreement with Guardian Services, LLC, an affiliate of Alanar, Inc., to provide fiduciary oversight services related to the custodianship of certain individual retirement accounts that invested in bonds underwritten by Alanar, Inc. On July 26, 2005, the SEC obtained a court order freezing all assets under the control of Alanar, Inc., Guardian Services, LLC, and their affiliates, including all accounts at Southern Michigan Bank. Alanar, Inc., Guardian Services, LLC, and their affiliates have been under court-appointed monitorship since July 26, 2005 and in receivership since December 20, 2005. The SEC and the receiver have alleged that Alanar, Inc., Guardian Services, LLC, and their affiliates engaged in fraud and other improper conduct to hide bond defaults in connection with over 340 bond offerings. On October 21, 2010, the Chief Executive Officer of Alanar, Inc. and Guardian Services, LLC was convicted of felony securities fraud. Southern Michigan Bank has not served as indenture trustee since November 16, 2006, when the court approved the removal of Southern Michigan Bank as trustee so that the receiver could assume this role to promote efficiency in the administration of the receivership. No claims with respect to this matter have been filed against Southern or Southern Michigan Bank by any person or entity. There can be no assurance, however, that Southern or Southern Michigan Bank will not be subject to future claims arising out of their relationship with Alanar, Inc. and Guardian Services, LLC. Protracted litigation or an adverse decision or settlement of any such action or proceeding could have a material adverse effect on the financial position, business, prospects, and results of operation of Southern or Southern Michigan Bank.

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

          A substantial portion of the value of the merger consideration paid in connection with the merger of FNB Financial Corporation was allocated to goodwill and other intangible assets on Southern's consolidated balance sheet. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Southern is required to conduct an annual review to determine whether goodwill is impaired.

          Goodwill is tested for impairment annually in the fourth quarter. An impairment test also could be triggered between annual testing dates if an event occurs or circumstances change that would more likely than not reduce the fair value below the carrying amount. Examples of those events or circumstances would include a significant adverse change in business climate; a significant unanticipated loss of customers or assets under management; an unanticipated loss of key personnel; a sustained period of poor investment performance; a significant loss of deposits or loans; a significant reduction in profitability; or a significant change in loan credit quality.

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

          Southern's net deferred tax asset was $1.78 million at December 31, 2010. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. No valuation allowance was considered necessary at December 31, 2010. A valuation allowance of $54,000 was considered necessary at December 31, 2009, as the likelihood of receiving a tax benefit on a portion of the capital loss on the write off of an investment was considered doubtful. If Southern is required in the future to take one or more additional valuation allowances with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

If Southern is required to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

          Southern's mortgage servicing rights were $868,000 at December 31, 2010. No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2010 or 2009 because the fair value of such rights approximated or exceeded the carrying value. If Southern is required in the future to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

We hold general obligation municipal bonds in our investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

          Some experts have raised concerns about the financial difficulties that municipalities are experiencing, and the potential for many municipalities to become insolvent. Municipal bonds held by us totaled $ 25.4 million at December 31, 2010, and were issued by different municipalities. We believe the overall credit quality of the municipalities to be good and expect the municipal bonds to continue to perform in accordance with their terms. However, there can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

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

          Southern common stock is traded in the OTC Bulletin Board market. Transactions in the stock are relatively infrequent. Southern does not expect an active trading market for Southern common stock to develop in the near future. This limited market may affect a shareholder's ability to sell shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock.

The market price of our common stock can be volatile, which may make it more difficult to resell our common stock at a desired time and price.

          Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all. Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results. These factors include, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;
•	Changes in investors' or analysts' perceptions of the risks and conditions of our business;
•	The size of the public float of our common stock;
•	Regulatory developments;
•	Interest rate changes or credit loss trends;
•	Trading volume in our common stock;
•	Market conditions; and
•	General economic conditions.

Our ability to pay dividends is limited and Southern may be unable to pay future dividends.

          Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to Southern Michigan Bancorp is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to the Bank. If Southern or the Bank do not satisfy these regulatory requirements, Southern Michigan Bancorp would be unable to continue to pay dividends on its common stock. As of December 31, 2010, the Bank was able to pay $4.0 million in dividends to Southern Michigan Bancorp without prior regulatory approval. Additional information on restrictions on payment of dividends by us may be found under "Management's Discussion and Analysis of Financial Condition and Results of Operations" and Note Q of our consolidated financial statements, which information is here incorporated by reference.

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

Our common stock is not insured by any governmental entity.

          Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a "bank holding company."

          Any entity, including a "group" composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a "controlling influence" over us, may be subject to regulation as a "bank holding company" in accordance with the Bank Holding Company Act of 1956, as amended (the "BHC Act"). In addition, (i) any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities and (ii) any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.
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

          As of March 28, 2011, there were no material pending legal proceedings to which Southern or any of its subsidiaries were a party or to which any of their properties were subject, other than ordinary routine litigation incidental to the business of Southern and its subsidiaries.
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

          The range of high and low bid prices for shares of Southern common stock for each quarterly period during the past two years is as follows:
Date	High	Low
2009
1st Quarter	8.10	5.10
2nd Quarter	14.00	5.50
3rd Quarter	9.00	6.80
4th Quarter	10.05	8.30
2010
1st Quarter	$11.00	$9.60
2nd Quarter	12.25	10.50
3rd Quarter	12.40	11.30
4th Quarter	13.50	11.75

          The prices listed above are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

          As of March 25, 2011, there were 2,340,339 shares of Southern common stock issued and outstanding held by 417 holders of record.

          The following table summarizes cash dividends declared per share of Southern common stock during 2010 and 2009:
Quarter	2009	2010
1st Quarter	$0.05	$0.05
2nd Quarter	0.05	0.05
3rd Quarter	0.05	0.05
4th Quarter	0.05	0.05

          Southern Michigan Bancorp's principal source of funds to pay cash dividends is the earnings of and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current laws and regulations. For additional information on restrictions on dividends, see Management's Discussion and Analysis of Financial Condition and Results of Operations and Note Q to the Southern consolidated financial statements, which information is here incorporated by reference. Limitations on the ability of the Bank to pay cash dividends to Southern Michigan Bancorp could limit its ability to pay dividends in the future.

          Information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2010 is included in Item 12 of this report and is here incorporated by reference.
Item 6.	Selected Financial Data

          The following tables show summarized historical consolidated financial data for Southern. The tables are unaudited. The information in the tables is derived from Southern's audited financial statements for 2006 through 2010. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management's Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended December 31,
Southern Michigan Bancorp, Inc.	2010	2009	2008	2007(1)	2006
	(unaudited) (in thousands, except per share amounts)
Income Statement Data:
Net interest income	$16,245	$16,538	$17,740	$14,906	$14,495
Provision for loan losses	1,375	2,725	5,080	745	500
Net income	3,098	1,936	813	4,133	4,009
Balance Sheet Data (period end):
Assets	493,880	462,409	474,996	480,178	329,891
Deposits	409,901	380,905	394,043	399,169	282,509
Other borrowings	10,079	10,832	12,492	14,753	6,973
Subordinated debentures	5,155	5,155	5,155	5,155	5,155
Shareholders' equity	47,843	45,734	44,416	44,219	28,482
Common Share Summary(1):
Diluted earnings per share	1.34	0.84	0.36	2.28	2.26
Dividends per share	0.20	0.20	0.80	0.80	0.78
Book value per share	21.42	20.59	20.09	19.96	16.95
Weighted average diluted shares outstanding	2,315,275	2,291,901	2,281,044	1,813,306	1,770,835

(1)

Southern acquired FNB Financial Corporation on December 1, 2007. Selected financial data presented for 2007 includes information for FNB Financial Corporation from the date of acquisition. Any comparison of selected financial data for periods after December 1, 2007 to periods before December 1, 2007 must consider that information for FNB Financial Corporation is not included in selected financial data presented for periods before December 1, 2007.

Item 7.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides a review of the consolidated financial condition and results of operations of Southern Michigan Bancorp, Inc. ("Southern"), and its wholly owned subsidiary, Southern Michigan Bank & Trust ("the Bank") for the periods indicated. This discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements.

Overview

          Southern is a Michigan corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Southern wholly owns the Bank and Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. The Bank wholly owns FNB Financial Services, Inc., a Michigan corporation.

          Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment - commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 17 banking offices located in Athens, Battle Creek, Camden, Cassopolis, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

          On December 1, 2007, we completed the acquisition of FNB Financial Corporation ("FNB") and its subsidiary bank, FNB Financial. On April 24, 2009, FNB Financial was consolidated with and into the Bank.

          At December 31, 2010, on a consolidated basis, we had assets of $493.9 million, deposits of $409.9 million, a net loan portfolio of $303.8 million, trust assets under management totaling $215.0 million, and shareholders' equity of $47.8 million.

Results of Operations

          Southern's net income for 2010 was $3,098,000 compared to $1,936,000 in 2009, an increase of $1,162,000, or 60.02%. Provision for loan losses of $1,375,000 was expensed in 2010, down from $2,725,000 in 2009. Non-interest income increased 0.49% to $7,207,000 in 2010. Non-interest expense decreased 3.75%, or $712,000, to $18,258,000 in 2010.
	Percent Change from Prior Year			Percent Change from Prior Year
	2010	2009		2010	2009
Net interest income	-1.77%	-6.78%	Assets	6.81%	-2.65%
Provision for loan losses	-49.54%	-46.36%	Securities available for sale	4.00%	-13.34%
Non-interest income	0.49%	12.71%	Gross loans	-7.07%	-0.67%
Non-interest expense	-3.75%	0.00%	Allowance for loan losses	-6.27%	-14.48%
Net income	60.02%	138.13%	Deposits	7.61%	-3.33%
			Other borrowings	-6.95%	-13.29%
			Shareholders' equity	4.61%	2.97%

          Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Southern's return on average equity was 6.56% in 2010, 4.29% in 2009 and 1.77% in 2008. The return on average assets was 0.65% in 2010, 0.41% in 2009 and 0.17% in 2008.

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

          For 2010, Southern's net interest margin (FTE) was 3.95% compared to 4.14% for 2009 and 4.36% for 2008. Beginning in September 2007, the Federal Reserve began a campaign of decreasing overnight borrowing rates to stimulate the economy. Through December 2008, the Federal Reserve had decreased the overnight borrowing rate

5%, to its lowest level of all time, a range of 0% to 0.25%. For both 2009 and 2010, these rate decreases impacted Southern's net interest margin. Southern's interest rate spread and margin both further decreased as yields on earning assets decreased 0.44%, from 5.45% in 2009 to 5.01% in 2010, while deposit yields were down 0.27%, from 1.49% in 2009 to 1.22% in 2010.

          In 2010, the lower interest margin was a result of reduced rates for all interest earning asset types and reduced loan and investment volumes partially offset by reduced rates for deposits. The net effect was a decrease of $402,000 in net interest income (FTE) compared to 2009.

          In 2009, the lower interest margin was a result of lower rates being in effect for the entire year and reduced balances in loans and investment securities. The net effect was a decrease of $1,256,000 in net interest income (FTE) compared to 2008.

          Despite the lower net interest margin in 2008, net interest income (FTE) increased during the year by $3,055,000. The increase resulted primarily from the acquisition of FNB. The 2008 increase in net interest income was a result of a $2,606,000 improvement in interest income and a $449,000 reduction of interest expense. The 2008 increase in interest income was the result of a $104.1 million of additional average earning assets, primarily from the acquisition of FNB, which was enough to overcome the rate decrease. Despite adding $103.6 million of average interest bearing liabilities, primarily from the acquisition of FNB, interest expense decreased $449,000 in 2008 as Southern closely monitored deposit rates.

          The following table presents a summary of net interest income (FTE) for 2010, 2009 and 2008.

Table 1. Average Balances and Tax Equivalent Interest Rates
	2010			2009			2008
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$322,349	$19,251	5.97%	$333,397	$19,966	5.99%	$334,873	$22,665	6.77%
Taxable investment securities(4)	33,765	604	1.79	38,329	1,134	2.96	44,341	2,100	4.74
Tax-exempt investment securities(1)	21,023	1,165	5.54	23,044	1,338	5.81	24,272	1,429	5.89
Federal funds sold and other(5)	45,459	155	0.34	18,487	69	0.37	17,624	358	2.03
Total interest earning assets	422,596	21,175	5.01	413,257	22,507	5.45	421,110	26,552	6.31
Non-interest earning assets:
Cash and due from banks	11,489			11,059			13,795
Other assets(6)	49,828			49,505			49,797
Less allowance for loan losses	(5,757)			(6,548)			(5,339)
Total assets	$478,156			$467,273			$479,363
LIABILITIES AND SHAREHOLDERS' EQUITY
Interest bearing liabilities:
Demand deposits	$148,968	$518	0.35%	$142,931	$612	0.43%	$159,576	$2,072	1.30%
Savings deposits	47,937	70	0.15	51,450	108	0.21	54,480	375	0.69
Time deposits	136,369	3,189	2.34	135,781	3,952	2.91	129,358	4,546	3.51
Securities sold under agreements to repurchase and overnight borrowings	16,714	50	0.30	14,899	41	0.28	10,423	156	1.50
Other borrowings	12,131	486	4.01	12,284	490	3.99	13,138	721	5.49
Subordinated debentures	5,155	157	3.05	5,155	197	3.82	5,155	319	6.19
Total interest bearing liabilities	367,274	4,470	1.22	362,500	5,400	1.49	372,130	8,189	2.20
Non-interest bearing liabilities:
Demand deposits	58,298			55,934			55,557
Other	4,197			2,852			4,343
Common stock subject to repurchase obligation	1,172			836			1,379
Shareholders' equity	47,215			45,151			45,954
Total liabilities and shareholders' equity	$478,156			$467,273			$479,363
Net interest income		$16,705			$17,107			$18,363
Interest rate spread			3.79%			3.96%			4.11%
Net margin on interest earning assets			3.95%			4.14%			4.36%

(1)

Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $396,000 and $64,000, respectively for 2010; $455,000 and $114,000, respectively for 2009; and $486,000 and $137,000, respectively for 2008.

(2)	Average balance includes average nonaccrual loan balances of $7,139,000 in 2010; $8,135,000 in 2009; and $7,946,000 in 2008.
(3)	Interest income includes loan fees of $494,000 in 2010; $365,000 in 2009; and $602,000 in 2008.
(4)	Average balance includes average unrealized gain of $618,000 in 2010; $976,000 in 2009; and $684,000 in 2008 on available for sale securities.
(5)	Includes average federal reserve deposit account balances of $41,006,000 in 2010 and $15,771,000 in 2009.
(6)	Includes $15,612,000 in 2010, $15,967,000 in 2009 and $16,333,000 in 2008 relating to goodwill and other intangible assets.

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

Table 2. Changes in Tax Equivalent Net Interest Income

(Dollars in Thousands)
	2010 Compared to 2009 Increase (Decrease) Due To			2009 Compared to 2008 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net
Loans	$(55)	$(660)	$(715)	$(2,600)	$(99)	$(2,699)
Taxable investment securities	(407)	(123)	(530)	(710)	(256)	(966)
Tax-exempt investment securities	(59)	(114)	(173)	(19)	(72)	(91)
Federal funds sold and other	(6)	92	86	(306)	17	(289)
Total interest earning assets	$(527)	$(805)	$(1,332)	$(3,635)	$(410)	$(4,045)
Interest expense on:
Demand deposits	$(119)	$25	$(94)	$(1,263)	$(197)	$(1,460)
Savings deposits	(31)	(7)	(38)	(247)	(20)	(267)
Time deposits	(780)	17	(763)	(811)	217	(594)
Securities sold under agreements to repurchase and overnight borrowings	4	5	9	(163)	48	(115)
Other borrowings	2	(6)	(4)	(187)	(44)	(231)
Subordinated debentures	(40)	-	(40)	(122)	-	(122)
Total interest bearing liabilities	$(964)	$34	$(930)	$(2,793)	$4	$(2,789)
Net interest income	$437	$(839)	$(402)	$(842)	$(414)	$(1,256)

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

          The provision for loan losses was $1,375,000 in 2010, compared to $2,725,000 in 2009 and $5,080,000 in 2008. The reduced provision in 2010 resulted primarily from a 53.2% reduction in net charge-offs. In 2010, net charge-offs totaled $1,756,000 compared to $3,754,000 recorded in 2009.

          The 2009 provision for loan losses was lower than the 2008 provision due primarily to reduced specific reserves required in 2009 as a result of the level of charge-offs in 2009 and a reduction in nonperforming loans at December 31, 2009. During 2009, real estate mortgage net charge-offs increased $1,360,000 to $2,058,000, or 196.0%, over 2008 levels. In 2008, the increase was 554.7%, or $588,000, over 2007 levels. Prior to the current economic difficulties faced in Michigan, as well as around the country, losses on residential real estate were less frequent. Depressed real estate values significantly impacted loss levels in 2009 and 2008.

          During 2008, the provision was increased to account for higher specific reserves and increased charge-offs. In July 2008, a change in management at FNB Financial occurred. New management rehired a special assets manager and began re-analyzing potential problem credits in the portfolio. As of December 31, 2008, specific reserves totaling $3,308,000 were identified. In addition, during the fourth quarter of 2008, a large commercial credit was charged-off. The results of these actions were a fourth quarter 2008 provision for loan losses of $2,350,000.

          Non-Interest Income

          Non-interest income of $7,207,000 was relatively flat in 2010 compared to 2009, but increased $809,000, or 12.7%, in 2009 compared to 2008. The 2009 increase was primarily a result of $682,000 of net securities gains being recorded during the year compared to $15,000 in 2008.

          Service charges on deposit accounts decreased $334,000, or 12.2%, in 2010 compared to 2009, but were flat at $2,746,000 in 2009 compared to 2008. Reduced non-sufficient fund activity was the primary cause of the decrease in 2010.

          Trust fees of $997,000 were relatively flat in 2010 compared to 2009, and down 9.4%, or $103,000, in 2009 compared to the 2008. The 2009 decline in income reflected a decline in market value of assets managed despite an increase in new accounts.

          Net securities gains of $207,000, $682,000 and $15,000 were recognized in 2010, 2009 and 2008, respectively. During 2009, Southern sold $26.4 million of securities which significantly reduced the level of mortgage-backed securities it held.

          In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans in the secondary market. Southern recognizes a profit at the time of the sale. Southern originated real estate mortgage loans of $57,470,000 in 2010 compared to $41,586,000 in 2009 and $17,455,000 in 2008. Net gains on loan sales increased $545,000 in 2010 compared to 2009, as a result of lower interest rates and an increase in mortgage lending staff. During 2010, Southern restructured its retail mortgage department to increase local market share. In 2009, net gains on loan sales increased $420,000 compared to 2008, as rates moved lower causing an increase in refinancing. Net gains on loan sales decreased $54,000 in 2008, as residential mortgage refinancing activity declined due to increasing rates.

          Income and fees from automated teller machines (ATMs) increased $194,000, or 27.6%, in 2010 compared to 2009. During the fourth quarter of 2009, the Company converted all of its ATMs to a new processor and network resulting in increased fees.

          In 2010 and 2008, Southern recorded $156,000 and $390,000 respectively, as a gain from life insurance proceeds. In 2009, Southern did not record any gain from life insurance proceeds.

          Non-Interest Expense

          Non-interest expense decreased $712,000, or 3.8%, in 2010 compared to 2009 and was flat at $18,970,000 in 2009 compared to 2008.

          Salaries and employee benefits expense increased $273,000, or 2.8%, in 2010 compared to 2009 and decreased $780,000, or 7.4%, comparing 2009 to 2008. Southern was able to reduce staff in 2009 through attrition and also reduced contributions to the 401(k) plan. At both December 31, 2010 and 2009, Southern had 196 full-time equivalent positions compared to 202 at December 31, 2008.

          Equipment expense decreased $21,000 in 2010 compared to 2009 and $317,000 in 2009 compared to 2008. Depreciation expense decreased $59,000 in 2010 compared to 2009 and $174,000 in 2009 compared to 2008, as certain assets became fully depreciated.

          Professional and outside services decreased $413,000 in 2010 over 2009 and $221,000 in 2009 over 2008. Both the 2010 and 2009 decreases resulted from Southern being able to reduce fees paid for outside consulting relating to system conversions.

          ATM expense decreased $188,000 in 2010 compared to 2009 after increasing $224,000 in 2009 compared to 2008. The 2009 increase was a result of conversion costs incurred relating to converting our ATM processing systems to a common system.

          FDIC assessments decreased $215,000, or 25.1%, in 2010 compared to 2009. FDIC assessments in the second quarter of 2009 included a one-time special assessment. FDIC insurance expense increased $676,000, or 377.7%, in 2009 as a result of increased premiums. 2009 was also impacted by a second quarter special assessment against all FDIC insured depository institutions and the elimination of credits at the end of 2008.

          Other real estate (ORE) expense of $195,000 and loss on other real estate of $215,000 in 2010 both represented a decrease compared to 2009. Other real estate (ORE) expense of $319,000 and loss on other real estate of $318,000 in 2009 and $201,000 and $213,000, respectively in 2008, both represented an increase compared to the prior year period. The 2008 increase was due partially to the acquisition of FNB, but also, as with the 2009 increase, due to the depressed real estate market which resulted in a significant increase in the number of properties held by Southern. Property values in Southern's market area at December 31, 2010 remained depressed, but appeared to have stabilized. At December 31, 2010, Southern reported ORE of $1,247,000, compared to $1,187,000 at December 31, 2009, with 48% of total ORE at December 31, 2010 related to one commercial property.

          Income Taxes

          Income tax provision (credit) was $721,000 in 2010, $79,000 in 2009, and $(760,000) in 2008. Tax-exempt income continues to have a major impact on Southern's tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by $289,000 in 2010, $351,000 in 2009, and $363,000 in 2008. Because of the significant decline in 2008 income before income taxes, a federal income tax credit resulted for 2008 after consideration of tax-exempt interest income, non-taxable life insurance income and other normal tax reconciling items. Additional income tax information is reported in Note L to the consolidated financial statements.

Financial Condition

          Total assets at December 31, 2010 totaled $493,880,000, an increase of $31,471,000, or 6.8%, from December 31, 2009. Cash and cash equivalents increased $54,019,000 and investments increased $2,280,000 compared to December 31, 2009, due to a $23,555,000 reduction in gross loans and an increase of $28,996,000 in deposits.

          Cash and Cash Equivalents

          Cash and cash equivalents at December 31, 2010 increased $54,019,000, or 217.7%, over balances at December 31, 2009. At December 31, 2010, Southern had balances of $65,031,000 with the Federal Reserve, compared to $11,961,000 at December 31, 2009. During 2008, the Federal Reserve began paying banks interest on balances maintained at the Federal Reserve. At December 31, 2010 and 2009, the interest rate paid by the Federal Reserve exceeded the overnight federal funds rate paid by Southern's primary correspondent bank. Higher balances were held in cash and cash equivalents rather than being invested in the securities portfolio as few attractive investment alternatives were available.

          Securities Available for Sale

          The securities available for sale portfolio increased by $2,280,000, or 4.0%, from December 31, 2009 to December 31, 2010. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the Asset Liability Management Committee (ALCO).

          The securities available for sale portfolio had net unrealized gains of $141,000 at December 31, 2010 and $635,000 at December 31, 2009. Management has concluded that unrealized gains and losses within the investment portfolio are temporary because management believes they are a result of market changes, rather than a reflection of credit quality.

          Loans

          Substantially all loans are granted to customers located in Southern's service area, which is primarily southwest Michigan. Gross loans decreased $23,555,000, or 7.1%, and $2,231,000, or 0.7%, in 2010 and 2009, respectively. The decreases resulted from net charge offs and payments received on loans exceeding new loan volume. During 2010, customer demand for new loans was weak. Customers appeared to be waiting for economic conditions to improve before expanding or starting new ventures.

          Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $60,778,000 and $59,823,000 at December 31, 2010 and 2009, respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern's risk in a changing interest rate environment.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:
	December 31
	2010	2009	2008
Nonaccrual loans:	(Dollars in thousands)
Commercial and commercial real estate	$3,755	$5,576	$5,512
Real estate mortgage	1,451	1,933	3,178
Consumer	87	76	25
	5,293	7,585	8,715
Loans contractually past due 90 days or
more and still on accrual:
Commercial and commercial real estate	1	14	353
Real estate mortgage	-	-	75
Consumer	-	-	9
	1	14	437
Total nonperforming loans	5,294	7,599	9,152
Other real estate	1,247	1,187	1,119
Total nonperforming assets	$6,541	$8,786	$10,271
Nonperforming loans to year-end loans	1.71%	2.28%	2.73%
Nonperforming assets to total assets	1.32%	1.90%	2.16%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. The decrease in nonperforming loans from December 31, 2009 to December 31 2010 was primarily a reflection of loans being transferred to foreclosed assets or charged-off. At December 31, 2010, 2009 and 2008, Southern had loans of $10,766,000, $11,135,000 and $15,257,000, respectively, which were considered impaired.

          Holdings of other real estate of $1,247,000 at December 31, 2010 increased $60,000 from the end of 2009. However, one commercial property was added in 2010 which accounted for 47.6% of the December 31, 2010 balance. During 2010 and 2009, loans of $1,545,000 and $3,197,000, respectively, were transferred to foreclosed assets. Elevated balances in other real estate continued to reflect the elevated foreclosure activity due to the poor economic conditions in Michigan.

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

          The historical loss component of the allowance is based on considering historical loss experience for each loan category. The component may be adjusted for significant factors that, in management's judgment, will affect the collectability of the portfolio. The resulting loss estimate could differ from the losses actually incurred in the future.

          Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. As of December 31, 2010, specific reserves totaled $1,171,000 compared to $1,550,000 at December 31, 2009, a decrease of 24.5%.

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

          The allowance for loan losses was $5,694,000, or 1.84% of loans, at December 31, 2010 compared to $6,075,000, or 1.82%, of loans at December 31, 2009.

          The allowance for loan losses at December 31, 2010 consisted of $3,238,000 from the historical loss experience component and specifically allocated reserves, leaving $2,456,000 from the other factors. This compares to $2,916,000 from the historical loss experience component and specifically allocated reserves and $3,159,000 from the other factors at December 31, 2009.

          At December 31, 2010, management was not aware of any problem loan that would have a material effect on loan delinquency or loan charge-offs. Loans are subject to continual review and are given management's attention whenever a problem situation appears to be developing.

          The allowance is maintained at a level, which in management's judgment, is believed adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern's control.

          Deposits

          Deposits have traditionally represented Southern's principal source of funds. Total deposits increased 7.6%, or $28,996,000, in 2010 compared to 2009 and decreased 3.3%, or $13,138,000, in 2009 compared to 2008. The increase in 2010 was across all deposit types. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. The 2009 decrease included the elimination of one non-core deposit relationship, totaling $14.2 million, during the first quarter of 2009. A small amount of brokered deposits, $6.4 million at December 31, 2010, are maintained, but are not used to support growth. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

          Subordinated Debentures

          In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by Southern, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Southern issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. Southern is not considered the primary beneficiary of this trust, therefore the trust is not consolidated in Southern's financial statements, but rather the subordinated debentures are shown as a liability. Southern may redeem the subordinated debentures subject to the receipt by Southern of the proper approval of the Federal Reserve, if such approval is required under applicable capital guidelines or policies of the Federal Reserve. The subordinated debentures may be redeemed on January 7, April 7, July 7 and October 7 of each year either in whole or in integrals of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole but not in part, from time to time upon the occurrence of specific events defined within the trust indenture. Southern has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarterly periods. Southern's investment in the common stock of the trust is $155,000 and is included in other assets.

          The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2010 was 3.04%.

Capital Resources

          Southern obtains funds for operating expenses and dividends to shareholders through dividends from the Bank. In general, the Bank pays only those amounts required to meet the liquidity requirements of Southern, while maintaining appropriate capital levels at the Bank. Capital is maintained at the Bank to support its current operations and projected future growth. See additional discussion under the section titled "Liquidity" below.

          Shareholders' equity increased $2,109,000, or 4.6%, from December 31, 2009 to December 31, 2010. It increased $1,318,000 from December 31, 2008 to December 31, 2009. The increases for both 2010 and 2009 were primarily attributable to net income offset by dividends to shareholders.

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

          Regulatory agencies have determined that the capital component created by the adoption of the requirements of ASC 320-10 should not be included in Tier 1 capital. As such, the net unrealized gain or loss on available for sale securities is not included in the capital ratios listed in Note V to the consolidated financial statements. The capital ratios include the common stock subject to repurchase obligation in Southern's employee stock ownership plan. As discussed in Note V, the Bank exceeded the minimum requirements to be categorized as "well capitalized" at December 31, 2010 under applicable regulatory guidelines.

Liquidity

          Liquidity management involves the ability to meet the cash flow requirements of customers who may be either depositors wanting to withdraw funds or borrowers needing assurance that sufficient funds will be available to meet their credit needs. Southern maintains certain levels of liquid assets (the most liquid of which are cash and cash equivalents, federal funds sold and investment securities) in order to meet these demands. Maturing loans and investment securities are the principal sources of asset liquidity. Liquidity is monitored and closely managed by the ALCO, whose members are comprised of senior management.

          Southern maintains correspondent accounts with regional and national banks for various purposes. Historically, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels. However, in 2010 Southern maintained increased levels of cash as loan volumes decreased, securities were called or matured and investment opportunities were limited. From time to time, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. During 2010 and 2009, federal funds were sold with an average balance of $1,485,000 and $2,716,000, respectively. During 2010 and 2009, Southern also averaged $41,006,000 and $15,771,000, respectively, on deposit at the Federal Reserve.

          In the past, Southern has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. Over the last two years, correspondent banks have significantly curtailed these lines of credit that were previously available to Southern. As of December 31, 2010, Southern had a $3 million line of credit with a correspondent bank. As a result of the decrease in federal funds lines of credit availability, collateral was pledged at the Federal Reserve Bank "Discount Window." At December 31, 2010, $3 million of securities were pledged that could be used for future borrowings. In addition, Southern has $7.8 million of securities which are available to be pledged for future borrowings. Southern also has the ability to borrow $30.3 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

          Southern's principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank, which are restricted under current banking laws and regulations. Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to Southern. At December 31, 2010, using the most restrictive of these conditions, the aggregate cash dividends the Bank could pay Southern without prior regulatory approval was $4.0 million.

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

Commitments and Off-Balance Sheet Risk

          Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer's needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers' trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2010, Southern had commitments of $60,778,000 for lines of credit, $1,720,000 in standby letters of credit and no commitments under commercial letters of credit outstanding.

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

          Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of interest rate risk could pose a significant threat to Southern's earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Southern's safety and soundness.

          A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-4% up and down ramped and shock changes to interest rates on both a static and dynamic balance sheet over a 24 month period. With the current Federal Reserve target rate at 0% - .25%, no further decrease in rates was modeled at December 31, 2010. Assumptions in the simulation are based on management's estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. The income simulation results are shown in the table below:
Ramp Change/Dynamic	% Change	Ramp Change/Static	% Change
+400	6.68%	+400	6.26%
+300	3.44%	+300	3.08%
+200	0.80%	+200	0.49%
+100	0.08%	+100	-0.24%
-100	NA	-100	NA
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

Shock Change/Dynamic	% Change	Shock Change/Static	% Change
+400	19.90%	+400	18.77%
+300	12.96%	+300	12.08%
+200	5.57%	+200	4.92%
+100	0.76%	+100	0.28%
-100	NA	-100	NA
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

          The market value of equity analysis estimates the change in the market value of equity using interest rate change scenarios from +4% to -4% in 1% increments. As with the income simulation analysis, no further rate reductions were assumed as of December 31, 2010. The following table illustrates the percent change in equity based on changes in market interest rates:
change in market value of equity
4% increase in market rates	12.83%
3% increase in market rates	9.92%
2% increase in market rates	6.76%
1% increase in market rates	3.46%
No change	0.00%
1% decrease in market rates	NA%
2% decrease in market rates	NA%
3% decrease in market rates	NA%
4% decrease in market rates	NA%

          The results of the simulations at December 31, 2010 are within the guidelines set and approved by Southern's Board of Directors.

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

          Fair Value Measurements

          Southern uses fair value measurements to record certain financial instruments and to determine fair value disclosures. Available for sale securities are financial instruments recorded at fair value on a recurring basis. Additionally, Southern may be required to record at fair value other financial assets on a nonrecurring basis. These nonrecurring fair value adjustments typically involve write-downs of, or specific reserves against, individual assets. ASC 820-10-55, establishes a three level hierarchy for disclosure of assets and liabilities recorded at fair value. The classification of assets and liabilities within the hierarchy is based on whether the inputs to the valuation methodology used in the measurement are observable or unobservable. Observable inputs reflect market driven or market based information obtained from independent sources, while unobservable inputs reflect management estimates about market data.

          The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management's judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, management uses valuation techniques that require more judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note A under the heading "Fair Values of Financial Instruments" and in Note U, "Fair Value Measurements", of the notes to the consolidated financial statements.

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

          Acquisition Intangibles

          Generally accepted accounting principles require a determination of the fair value of all of the assets and liabilities of an acquired entity, and recording of their fair value on the date of acquisition. A variety of means are employed in determination of fair value, including the use of discounted cash flow analysis, market comparisons, and projected future revenue streams. Once valuations have been adjusted, the net difference between the price paid for the acquired company and the value of its balance sheet is recorded as goodwill. Goodwill is subject to an impairment analysis, performed at least annually. Southern has elected to perform its annual goodwill impairment test as of November 30 each year. Such test was performed by an independent third-party.

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

The 2010 consolidated financial statements have been audited by the independent accounting firm of Clifton Gunderson LLP which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. Clifton Gunderson LLP's auditor's report is presented on the following page.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 15-d-15(f) of the Exchange Act. Southern's internal control system is designed to provide reasonable assurance to Southern's management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Southern; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Southern are being made only in accordance with authorizations of management and directors of Southern; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Southern's assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

Southern's management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2010. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in "Internal Control-Integrated Framework". Based on this assessment, management believes that as of December 31, 2010, Southern's internal control over financial reporting was effective based on those criteria.

There were no changes in Southern's internal control over financial reporting that occurred during the year ended December 31, 2010 that have materially affected, or that are reasonably likely to materially affect, Southern's internal control over financial reporting.
/s/ John H. Castle John H. Castle Chairman and Chief Executive Officer	/s/ Danice L. Chartrand Danice L. Chartrand Chief Financial Officer

February 11, 2011
Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

          Not applicable.

Item 8.	Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.
REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors
Southern Michigan Bancorp, Inc.
Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income, changes in shareholders' equity and cash flows for each of the three years in the period ended December 31, 2010. These consolidated financial statements are the responsibility of the Corporation's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.
/s/ CLIFTON GUNDERSON LLP

Toledo, Ohio
March 28, 2011

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED BALANCE SHEETS
(In thousands, except share data)

	December 31,
	2010	2009
ASSETS
Cash	$3,860	$3,862
Due from banks	74,973	20,952
Cash and cash equivalents	78,833	24,814
Federal funds sold	275	2,540
Securities available for sale	59,228	56,948
Loans held for sale	2,637	605
Loans, net of allowance for loan losses of $5,694 - 2010 ($6,075 - 2009)	303,830	327,004
Premises and equipment, net	12,599	12,914
Accrued interest receivable	2,107	2,054
Net cash surrender value of life insurance	9,965	9,881
Goodwill	13,422	13,422
Other intangible assets, net	2,005	2,355
Other assets	8,979	9,872
Total Assets	$493,880	$462,409
LIABILITIES AND SHAREHOLDERS' EQUITY
Liabilities
Deposits
Non-interest bearing	$59,942	$55,250
Interest bearing	349,959	325,655
Total deposits	409,901	380,905
Securities sold under agreements to repurchase and overnight borrowings	15,027	14,799
Accrued expenses and other liabilities	4,476	4,039
Other borrowings	10,079	10,832
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 107,627 shares outstanding in 2010 (101,999 shares in 2009)	1,399	945
Total Liabilities	446,037	416,675
Shareholders' equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,340,717 shares in 2010 (2,323,410, shares in 2009)
Outstanding (other than ESOP shares) -2,233,090 shares
in 2010 (2,221,411 shares in 2009)	5,583	5,553
Additional paid-in capital	18,033	18,363
Retained earnings	24,692	22,062
Accumulated other comprehensive income, net	(168)	193
Unearned Employee Stock Ownership Plan shares	(297)	(437)
Total Shareholders' Equity	47,843	45,734
Total Liabilities and Shareholders' Equity	$493,880	$462,409

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME
(In thousands, except per share data)

	Year ended December 31,
	2010	2009	2008
Interest income:
Loans, including fees	$19,187	$19,852	$22,528
Securities:
Taxable	604	1,134	2,100
Tax-exempt	769	883	943
Other	155	69	358
Total interest income	20,715	21,938	25,929
Interest expense:
Deposits	3,777	4,671	6,992
Other	693	729	1,197
Total interest expense	4,470	5,400	8,189
Net Interest Income	16,245	16,538	17,740
Provision for loan losses	1,375	2,725	5,080
Net Interest Income after Provision for Loan Losses	14,870	13,813	12,660
Non-interest income:
Service charges on deposit accounts	2,412	2,746	2,744
Trust fees	997	987	1,090
Net securities gains	207	682	15
Net gains on loan sales	1,301	756	336
Earnings on life insurance assets	349	358	363
Income from automated teller machines	897	703	624
Brokerage income	228	246	249
Gain on life insurance proceeds	156	-	390
Other	660	694	552
Total non-interest income	7,207	7,172	6,363
Non-interest expense:
Salaries and employee benefits	10,075	9,802	10,582
Occupancy, net	1,353	1,351	1,383
Equipment	896	917	1,234
Printing, postage and supplies	592	615	659
Telecommunication	386	372	379
Professional and outside services	941	1,354	1,575
Software maintenance	410	415	396
Amortization of other intangibles	350	362	374
Automated teller machines	333	521	297
FDIC deposit assessments	640	855	179
Other real estate	195	319	201
Loss on sale of other real estate	215	318	213
Other	1,872	1,769	1,498
Total non-interest expense	18,258	18,970	18,970
Income before income taxes	3,819	2,015	53
Income tax provision (credit)	721	79	(760)
Net Income	$3,098	$1,936	$813
Basic Earnings Per Common Share	$1.34	$0.84	$0.36
Diluted Earnings Per Common Share	$1.34	$0.84	$0.36

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
Years ended December 31, 2010, 2009 and 2008

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2008	$5,539	$17,032	$21,629	$122	$(103)	$44,219
Comprehensive income:
Net income for 2008			813			813
Net change for the year in other
comprehensive income items				291		291
Total comprehensive income						1,104
Cash dividends declared - $.80 per share			(1,849)			(1,849)
Common stock repurchased and retired (819 shares)	(2)	(10)				(12)
Issuance of restricted stock (5,535 shares of common stock at $18 per share)	14	(14)				-
Vesting of restricted stock		24				24
Restricted stock forfeiture (900 shares)	(3)	3				-
Change in common stock subject to repurchase	(20)	1,321				1,301
Purchase of 28,500 shares by ESOP					(609)	(609)
Reduction of ESOP obligation					121	121
Stock option expense		117				117
Balance at December 31, 2008	5,528	18,473	20,593	413	(591)	44,416
Comprehensive income:
Net income for 2009			1,936			1,936
Net change for the year in other
comprehensive income items				(220)		(220)
Total comprehensive income						1,716
Cash dividends declared - $.20 per share			(467)			(467)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				-
Vesting of restricted stock		47				47
Restricted stock forfeiture (560 shares)	(1)	1				-
Change in common stock subject to repurchase	(4)	(213)				(217)
Reduction of ESOP obligation					154	154
Stock option expense		85				85
Balance at December 31, 2009	5,553	18,363	22,062	193	(437)	45,734
Comprehensive income:
Net income for 2010			3,098			3,098
Net change for the year in other
comprehensive income items				(361)		(361)
Total comprehensive income						2,737
Cash dividends declared - $.20 per share			(468)			(468)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				-
Vesting of restricted stock		79				79
Restricted stock forfeiture (1,018 shares)	(2)	2				-
Change in common stock subject to repurchase	(14)	(440)				(454)
Reduction of ESOP obligation					140	140
Stock option expense		75				75
Balance at December 31, 2010	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(In thousands)

	Year ended December 31,
	2010	2009	2008
Operating Activities
Net income	$3,098	$1,936	$813
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	1,375	2,725	5,080
Depreciation	995	1,054	1,228
Deferred income taxes	175	506	(1,043)
Amortization of other intangible assets	350	362	374
Net amortization of investment securities	586	389	214
Stock option and restricted stock grant compensation expense	154	132	141
Net securities gains	(207)	(682)	(15)
Loans originated for sale	(57,470)	(41,586)	(17,455)
Proceeds on loans sold	56,739	41,858	17,936
Net gains on loan sales	(1,301)	(756)	(336)
Net loss on other real estate sales	215	318	213
Gain on life insurance proceeds	(156)	-	(390)
Net loss on disposal of premises and equipment	29	9	46
Net change in obligation under ESOP	140	154	121
Net change in:
Accrued interest receivable	(53)	560	773
Cash surrender value	(349)	(358)	(363)
Other assets	826	(1,762)	124
Accrued expenses and other liabilities	383	145	(1,075)
Net cash from operating activities	5,529	5,004	6,386
Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	7,445	26,366	-
Proceeds from maturities and calls	48,172	37,683	75,750
Purchases	(58,770)	(55,348)	(63,427)
Net change in federal funds sold	2,265	780	3,129
Proceeds from life insurance	421	-	1,241
Loan originations and payments, net	20,254	(4,720)	(4,093)
Proceeds on other real estate sales	1,239	2,456	1,513
Proceeds from sale of equipment	91	-	2
Proceeds from sale of FHLB stock	169	-	-
Additions to premises and equipment	(800)	(691)	(1,227)
Net cash from investing activities	20,486	6,526	12,888
Financing Activities
Net change in deposits	28,996	(13,138)	(5,126)
Net change in securities sold under agreements to repurchase and overnight borrowings	228	909	4,114
Proceeds from other borrowings	5,000	8,000	600
Repayments of other borrowings	(5,753)	(9,663)	(2,873)
Purchase of ESOP shares	-	-	(609)
Cash dividends paid	(467)	(813)	(1,849)
Repurchase of common stock	-	-	(12)
Net cash from financing activities	28,004	(14,705)	(5,755)
Net change in cash and cash equivalents	54,019	(3,175)	13,519
Beginning cash and cash equivalents	24,814	27,989	14,470
Ending cash and cash equivalents	$78,833	$24,814	$27,989

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Industry Segments: Southern Michigan Bancorp, Inc. (the Company) is a Michigan corporation and registered bank holding company. The Company's business is concentrated in a single operating segment: commercial banking. The Company's wholly-owned subsidiary bank, Southern Michigan Bank & Trust (the Bank), offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southwest Michigan communities in which the Bank is located and in areas immediately surrounding these communities. The Bank makes commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

Principles of Consolidation: The consolidated financial statements include the accounts of the Company and the Bank after elimination of significant inter-company balances and transactions. The Bank owns FNB Financial Services, which conducts a brokerage business. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I for the sole purpose of issuing trust preferred securities. Under generally accepted accounting principles, the trust is not consolidated into the financial statements of the Company.

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

Premiums and discounts on securities are recognized in interest income using the level yield method over the estimated life of the security. Gains and losses on the sale of available for sale securities are determined using the specific identification method. Securities are written down to fair value and reflected as a loss when a decline in fair value is not temporary. In estimating other than temporary losses, management considers: (1) the length of time and extent that fair value has been less than cost, (2) the financial condition and near term prospects of the issuer, and (3) the fact that the Company has the intention and the ability to hold the security to maturity.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management's judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

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

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Impairment exists when a reporting unit's carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required.

The Company's most recent annual impairment analysis as of November 30, 2010, indicated that the Step 2 analysis was not necessary.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company's balance sheet.

Other intangible assets consist of core deposit intangible assets arising from past acquisitions. They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which is 10 years.

Other Real Estate: Other real estate was $1,247,000 and $1,187,000 at December 31, 2010 and 2009 and is included in other assets. Other real estate is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and real estate is carried at the lower of carrying amount or fair value less estimated cost of disposal. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expense.

Stock Compensation: The Company has adopted the requirements of "share-based payment transactions", using the modified prospective transition method. Under this method, the Company recognizes compensation cost for equity-based compensation for all new or modified grants.

See Note N regarding the various assumptions used in computing the compensation expense.

Advertising Costs: Advertising costs are expensed as incurred.

Income Taxes: Income tax expense is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50% or less. Any interest and penalties resulting from the filing of the income tax returns is included in the provision for income taxes.

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

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in southwest Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 67% of the loan portfolio at December 31, 2010 and such loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 30% of the loan portfolio at December 31, 2010 and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 3% of the loan portfolio at December 31, 2010 and are primarily collateralized by consumer assets.

Operating Segments: While the chief decision-makers monitor the revenue streams of the various products and services, operations are managed and financial performance is evaluated on a Company wide basis. Operating segments are aggregated into one as operating results for all segments are similar. Accordingly, all of the financial service operations are considered by management to be aggregated in one reportable operating segment: commercial banking.

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Commitments may include interest rates determined prior to funding the loan (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. Such commitments were not material at December 31, 2010 and 2009.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters outstanding as of December 31, 2010 that will have a material future adverse effect on the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A - NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Subsequent Events: Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2010, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2010, have been recognized in the financial statements for the year ended December 31, 2010. Events or transactions that provided evidence about conditions that did not exist at December 31, 2010, but arose before the financial statements were issued, have not been recognized in the financial statements for the year ended December 31, 2010.

Reclassifications: Certain items in the 2009 and 2008 consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards: In January 2010, the Financial Accounting Standards Board (FASB) issued Accounting Standards Update No. 2010-06, Fair Value Measurements and Disclosures, (ASU 2010-06), which provides amendments to ASC 820-10 and is intended to improve disclosure requirements related fair value measurements. ASU 2010-06 clarifies that a reporting entity should provide fair value measurement disclosures for each class of assets and liabilities measured at fair value. A class is often a subset of assets or liabilities within a line item in the statement of financial assets. Reporting entities should also provide disclosures about the valuation techniques and inputs used to measure fair value for fair value measurements falling within Level 2 or 3. The new disclosures and clarifications of existing disclosures are effective for interim and annual reporting periods beginning after December 15, 2009, except for the purchases, sales, issuances, and settlements in the roll forward of activity in Level 3 fair value measurements. Those disclosures are effective for fiscal years beginning after December 15, 2010, and for interim periods within those fiscal years. Information on fair value measurements is included in Note U to the consolidated financial statements.

ASC 860-10 addresses accounting for transfers of financial assets. Among other requirements, the ASC removes the concept of a qualifying special-purpose entity and removes the exception from applying consolidation of variable interest entities to qualifying special-purpose entities. The objective is to improve the relevance, representational faithfulness, and comparability of the information that a reporting entity provides in its financial statements about a transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement, if any, in transferred financial assets. Among other things, ASC 860-10 applies to any transfer of financial assets, which for the Company primarily relates to loan participations sold. The adoption of ASC 860-10 effective January 1, 2010 did not have any impact on the Company's consolidated financial statements.

In July 2010, the FASB issued Accounting Standards Update 2010-20, Disclosure about the Credit Quality of Financing Receivables and the Allowance for Credit Losses (ASU 2010-20) which increases disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures provide additional information about the nature of credit risk inherent in the Company's loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements of ASU 2010-20 are disclosed in Note E of the Company's December 31, 2010 consolidated financial statements, except for activity occurring during the period, which will be required to be reported in 2011. The additional disclosure requirements relating to troubled debt restructurings were deferred by ASU 2011-01, issued in January 2011.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B - BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2010, 2009 and 2008 is presented below:
	2010	2009	2008
Basic Earnings Per Common Share
Net income (in thousands)	$3,098	$1,936	$813
Weighted average common shares outstanding	2,339,490	2,322,642	2,310,303
Less: Unallocated ESOP shares	(27,851)	(31,090)	(29,538)
Weighted average common shares outstanding for basic
earnings per common share	2,311,639	2,291,552	2,280,765
Basic earnings per common share	$1.34	$0.84	$0.36
Diluted Earnings Per Common Share
Net income (in thousands)	$3,098	$1,936	$813
Weighted average common shares outstanding for basic
earnings per common share	2,311,639	2,291,552	2,280,765
Add: Dilutive effects of assumed exercises of stock options	3,636	349	279
Average shares and dilutive potential
of common shares outstanding	2,315,275	2,291,901	2,281,044
Diluted earnings per common share	$1.34	$0.84	$0.36

Stock options for 196,394, 214,822 and 207,348 shares of common stock were not considered in computing diluted earnings per share for 2010, 2009 and 2008, respectively, because they were anti-dilutive.

NOTE C - SECURITIES

Year end investment securities were as follows (in thousands):
Available for Sale, December 31, 2010	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agencies	$24,117	$26	$(37)	$24,106
U.S. government sponsored entities and agencies	6,685	3	(10)	6,678
States and political subdivisions	25,225	372	(227)	25,370
Asset-backed securities	2,487	-	(11)	2,476
Mortgage-backed securities	573	25	-	598
Total	$59,087	$426	$(285)	$59,228

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - SECURITIES (CONTINUED)
Available for Sale, December 31, 2009	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agencies	$19,259	$99	$(14)	$19,344
U.S. government sponsored entities and agencies	10,908	59	-	10,967
States and political subdivisions	25,367	530	(58)	25,839
Mortgage-backed securities	779	20	(1)	798
Total	$56,313	$708	$(73)	$56,948

Securities with unrealized losses at year end 2010 and 2009 that have not been recognized in income are as follows (in thousands):
2010	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$13,335	$(37)	$-	$-	$13,335	$(37)
U.S. government sponsored entities and agencies	2,997	(10)	-	-	2,997	(10)
States and political subdivisions	5,257	(218)	883	(9)	6,140	(227)
Asset-backed securities	2,487	(11)	-	-	2,487	(11)
Total temporarily impaired	$24,076	$(276)	$883	$(9)	$24,959	$(285)

2009	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Federal agencies	$11,142	$(14)	$-	$-	$11,142	$(14)
States and political subdivisions	3,624	(57)	159	(1)	3,783	(58)
Mortgage-backed securities	-	-	93	(1)	93	(1)
Total temporarily impaired	$14,766	$(71)	$252	$(2)	$15,018	$(73)

Unrealized losses have not been recognized into income as management believes the issuers are of sound credit quality, management has no intent to sell the securities, the Company has the ability to hold to maturity and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the notes and bonds approach their maturity date.

The proceeds from sales of securities and the associated gains are listed below (in thousands):
	2010	2009	2008
Proceeds	$7,445	$26,366	$-
Gross gains	206	678	-

The tax benefit (provision) related to these net realized gains and losses was $(70,000), $(231,000) and $0 for 2010, 2009 and 2008, respectively.

Gains on calls of securities were $1,000, $4,000 and $15,000 for 2010, 2009 and 2008, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - SECURITIES (CONTINUED)

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities of debt securities at year-end 2010 were as follows (in thousands):
	Amortized Cost	Fair Value
Due in one year or less	$6,628	$6,651
Due from one to five years	34,567	34,676
Due from five to ten years	13,276	13,307
Due after ten years	4,043	3,996
Mortgage-backed securities	573	598
Total	$59,087	$59,228

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $28,344,000 and $29,857,000, respectively, were pledged as collateral for repurchase accounts and for other purposes at year-end 2010 and 2009.

At year-end 2010 and 2009, the market value of securities issued by the State of Michigan and all its political subdivisions totaled $19,903,000 and $15,466,000, respectively. No other securities of any state (including all its political subdivisions) were greater than 10% of shareholders' equity.

Investments in the Federal Home Loan Bank of Indianapolis stock totaled $1,877,000 and $2,046,000 at December 31, 2010 and 2009, respectively, and are included in other assets because such investments are considered restricted. Such investments are recorded at cost and evaluated for impairment.

NOTE D - LOANS

Loans at year-end were as follows (in thousands):
	2010	2009
Commercial	$58,763	$61,855
Real estate - commercial	136,371	148,806
Real estate - construction	11,135	10,522
Consumer	10,153	11,889
Real estate mortgage	93,102	100,007
	309,524	333,079
Less allowance for loan losses	(5,694)	(6,075)
Loans, net	$303,830	$327,004

At December 31, 2010 and 2009, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the Bank.

The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.
	2010	2009
Balance at January 1	$16,578	$10,278
New loans, including renewals	7,805	12,672
Repayments	(10,192)	(6,354)
Other changes, net	(92)	(18)
Balance at December 31	$14,099	$16,578

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $151,125,000 and $127,917,000 at December 31, 2010 and 2009, respectively.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D - LOANS (CONTINUED)

Activity for capitalized mortgage servicing rights, included in other assets, was as follows (in thousands):
	2010	2009	2008
Balance at January 1	$753	$708	$749
Additions	371	269	162
Amortized to expense	(256)	(224)	(203)
Balance at December 31	$868	$753	$708

No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2010, 2009 or 2008 because the fair value of such rights approximated or exceeded the carrying value.

NOTE E - ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):
	2010	2009	2008
Balance at January 1	$6,075	$7,104	$5,156
Provision for loan losses	1,375	2,725	5,080
Loans charged off	(2,031)	(3,926)	(3,343)
Recoveries	275	172	211
Net charge-offs	(1,756)	(3,754)	(3,132)
Balance at December 31	$5,694	$6,075	$7,104

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan which in some instances may be different than how the loans are categorized for regulatory reporting purposes. The following table presents the balance in the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of December 31, 2010 (in thousands):
Ending allowance balance attributable to loans:	Individually Evaluated for Impairment	Collectively Evaluated for Impairment	Total
Commercial, including commercial real estate	$867	$3,372	$4,239
Consumer	-	87	87
Real estate mortgage - first lien	300	911	1,211
Real estate mortgage - junior lien	4	153	157
Total ending allowance balance	$1,171	$4,523	$5,694

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - ALLOWANCE FOR LOAN LOSSES (CONTINUED)
Loans:	Loans Individually Evaluated for Impairment	Loans Collectively Evaluated for Impairment	Total
Commercial, including commercial real estate	$7,676	$208,725	$216,401
Consumer	87	9,762	9,849
Real estate mortgage - first lien	2,881	66,556	69,437
Real estate mortgage - junior lien	122	13,715	13, 837
Total ending loans balance	$10,766	$298,758	$309,524

Information regarding impaired loans at December 31 follows (in thousands):
	2010	2009
Year end loans with allowance for loan losses allocated	$4,891	$5,439
Year end loans with no allowance for loan losses allocated	5,875	5,696
Total impaired loans	$10,766	$11,135
Amount of allowance allocated to these loans	$1,171	$1,550

	2010	2009	2008
Average balance of impaired loans during the year	$11,719	$11,754	$17,100
Cash basis interest income recognized during the year	$345	$409	$866
Interest income recognized during the year	$396	$367	$881

The following table presents loans individually evaluated for impairment by class of loans as of December 31, 2010 (in thousands):
	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$608	$-
Real estate - commercial	2,685	-
Real estate - construction	-	-
Consumer	87	-
Real estate mortgage	2,495	-
With an allowance recorded:
Commercial	588	99
Real estate - commercial	1,823	413
Real estate - construction	583	173
Consumer	-	-
Real estate mortgage	1,897	486
Total	$10,766	$1,171

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Nonperforming loans at December 31 were as follows (in thousands):
	2010	2009
Loans past due over 90 days still on accrual	$1	$14
Nonaccrual loans	5,293	7,585

Nonperforming loans and impaired loans are defined differently. Some loans may be included in both categories, whereas other loans may only be included in one category.

The following table presents the recorded investment in nonaccrual and loans past due over 90 days still on accrual by class of loans as of December 31, 2010 (in thousands):
	Nonaccrual	Loans Past Due Over 90 Days Still Accruing
Commercial	216	1
Real estate - commercial	2,295	-
Real estate - construction	583	-
Consumer	87	-
Real estate mortgage	2,112	-
Total	$5,293	$1

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of December 31, 2010 by class of loans (in thousands):
	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Non Accrual	Total Past Due &Non Accrual	Loans Not Past Due or Non Accrual	Total
Commercial	$277	$20	$217	$514	$58,249	$58,763
Real estate - commercial	184	-	2,295	2,479	133,892	136,371
Real estate - construction	-	-	583	583	10,552	11,135
Consumer	62	-	87	149	10,004	10,153
Real estate mortgage	737	28	2,112	2,877	90,225	93,102
Total	$1,260	$48	$5,294	$6,602	$302,922	$309,524

Troubled Debt Restructurings:

The Company has allocated $379,000 and $215,000 of specific reserves to customers whose loan terms have been modified as of December 31, 2010 and 2009, respectively. The Company has committed to lend no additional amounts to these customers.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E - ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit Quality Indicators:

The Company categorizes loans into risk categories based on relevant information about the ability of borrowers to service their debt, such as: current financial information, historical payment experience, credit documentation, public information, and current economic trends, among other factors. The Company analyzes loans individually by classifying the loans as to credit risk. This analysis includes all loans from the commercial loan department. This analysis is performed at least annually. The Company uses the following definitions for risk ratings:

Special Mention: Loans classified as special mention have a potential weakness that deserves management's close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the institution's credit position at some future date.

Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the institution will sustain some loss if the deficiencies are not corrected.

Doubtful: Loans classified as doubtful have all the weaknesses inherent in those classified as substandard, with the added characteristic that the weaknesses make collection or liquidation in full, on the basis of currently existing facts, conditions, and values, highly questionable and improbable.

Loans not meeting the criteria above that are analyzed individually as part of the above described process are considered to be pass rated loans.

As of December 31, 2010, and based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):
	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$44,819	$12,821	$1,123	$-	$-	$58,763
Real estate - commercial	110,384	19,054	6,311	370	252	136,371
Real estate - construction	2,371	1,047	4,630	-	3,087	11,135
Real estate - mortgage	7,096	2,892	2,700	-	80,414	93,102
Consumer	-	-	-	-	10,153	10,153
Total	$164,670	$35,814	$14,764	$370	$93,906	$309,524

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F - PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31 consisted of (in thousands):
	2010	2009
Land	$2,366	$2,373
Buildings and improvements	16,854	15,087
Furniture and equipment	9,991	7,701
	29,211	25,161
Less accumulated depreciation	(16,612)	(12,247)
Totals	$12,599	$12,914

Depreciation and amortization expense charged to operations was $995,000, $1,054,000 and $1,228,000 in 2010, 2009 and 2008, respectively.

Rent expense under operating leases amounted to $42,000, $57,000 and $68,000 in 2010, 2009 and 2008, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2010 were as follows (in thousands):
2011	$46
2012	39
2013	35
2014	7
2015	7
Thereafter	8
Total	$142

NOTE G - INTANGIBLE ASSETS

Acquired core deposit intangible assets as of December 31 were (in thousands):
	2010	2009
Gross carrying amount	$3,122	$3,122
Accumulated amortization	(1,117)	(767)
Unamortized balance	$2,005	$2,355

Amortization of core deposit intangible assets for the years ended December 31, 2010, 2009 and 2008 was $350,000, $362,000 and $374,000, respectively.

Estimated amortization of core deposit intangible assets for each of the five years subsequent to December 31, 2010 is as follows (in thousands):
2011	$339
2012	325
2013	296
2014	284
2015	272

NOTE H - DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):
	2010	2009
Non-interest bearing checking	$59,942	$55,250
Interest bearing checking	100,388	86,606
Savings	48,579	46,346
Money market accounts	62,845	57,776
Time deposits	138,147	134,927
Totals	$409,901	$380,905

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H - DEPOSITS (CONTINUED)

The carrying amount of time deposits over $100,000 was $54,046,000 and $49,896,000 at December 31, 2010 and 2009, respectively. Interest expense on time deposits over $100,000 was $979,000, $1,336,000 and $1,435,000 for the years ended December 31, 2010, 2009 and 2008, respectively.

At year-end 2010, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):
2011	$60,130
2012	36,597
2013	15,894
2014	16,412
2015	9,101
Thereafter	13
Total	$138,147

Related party deposits were $11,412,000 and $14,271,000 at December 31, 2010 and 2009, respectively.

NOTE I - OTHER BORROWINGS

Other borrowings at December 31, 2010 and 2009 included $7,234,000 and $7,343,000, respectively, in advances from the Federal Home Loan Bank (FHLB) of Indianapolis. Advances outstanding at December 31, 2010 require payments through December 31, 2013 with fixed interest rates ranging from 2.12% to 4.57%, with a weighted average rate of 2.33%. Principal is due at maturity for $7,000,000 of the advances. The remaining $234,000 FHLB advance is at a fixed rate of 4.57% with decreasing annual principal payments.

All of the advances are secured by blanket collateral agreements with the FHLB, which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, and commercial real estate loans. Eligible FHLB loan collateral at December 31, 2010 and 2009 was approximately $79,641,000 and $93,148,000, respectively.

On December 29, 2009 the Company entered into a Business Loan agreement with Great Lakes Bankers Bank (GLBB), consisting of a $3,000,000 term loan, subject to sub-participation of at least $2,100,000 with banks mutually acceptable to both parties, maturing in five years with a variable rate equal to the New York Prime, as published in the Wall Street Journal, with a floor of four and one-half (4.5%) percent. Repayment terms require monthly principal and interest payments amortized over five years. The loan requires compliance with various specified financial covenants and is secured by 100% of the stock of the Bank. At December 31, 2010 and 2009, $2,501,000 and $3,000,000, respectively, was outstanding under the loan.

Other borrowings also include a loan from a local community bank with a balance at December 31, 2010 and 2009 of $344,000 and $489,000, respectively. The loan matures on February 28, 2013 and is unsecured.

At year-end 2010, scheduled principal reductions on other borrowings were as follows for the years ending December 31 (in thousands):
	FHLB	GLBB	Other	Total
2011	$1,117	$620	$150	$1,887
2012	5,078	598	154	5,830
2013	1,039	626	40	1,705
2014	-	657	-	657
Total other borrowings	$7,234	$2,501	$344	$10,079

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J - SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OVERNIGHT BORROWINGS

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):
	2010	2009
At December 31:
Outstanding balance	$15,027	$14,799
Average interest rate	0.30%	0.26%
Daily average for the year:
Outstanding balance	$16,714	$14,789
Average interest rate	0.30%	0.28%
Maximum outstanding at any month end	$18,847	$14,799

At December 31, 2010, the Bank had a line of credit arrangement available to purchase federal funds totaling $3,000,000, with no outstanding borrowings.

NOTE K - SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust, therefore the trust is not consolidated in the Company's financial statements, but rather the subordinated debentures are shown as a liability. The Company may redeem the subordinated debentures, subject to the receipt by the Company of the proper approval of the Federal Reserve, if such approval is required under applicable capital guidelines or policies of the Federal Reserve. The subordinated debentures may be redeemed on January 7, April 7, July 7 and October 7 of each year either in whole or in integrals of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole, but not in part, from time to time upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the sum of the three month London Interbank Offered Rate (LIBOR) and 2.75%. The rate at December 31, 2010 was 3.04%. The Company's investment in the common stock of the trust is $155,000 and is included in other assets.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - INCOME TAXES

Income tax provision (credit) consists of (in thousands):
	2010	2009	2008
Current	$546	$(427)	$283
Deferred	175	506	(1,043)
Totals	$721	$79	$(760)

The deferred income tax provision (credit) consists of the tax effect of temporary differences, including a credit of $207,000 in 2010 and $23,000 in 2009 resulting from the utilization of a net operating loss carryforwards.

Income tax provision calculated at the statutory federal income tax rate of 34% differs from actual income tax provision (credit) as follows (in thousands):
	2010	2009	2008
Income tax at statutory rate	$1,298	$685	$18
Tax-exempt interest income, net	(289)	(351)	(363)
Earnings on life insurance assets, including gain from proceeds in 2010 and 2008	(172)	(122)	(256)
Low income housing partnership tax credit	(127)	(127)	(127)
Write-off capital loss carryforward	60	-	-
Change in valuation allowance	(54)	-	-
Other items, net	5	(6)	(32)
Totals	$721	$79	$(760)

Year-end deferred tax assets and liabilities consist of the following (in thousands):
	2010	2009
Deferred tax assets:
Allowance for loan losses	$1,150	$1,342
Deferred compensation and supplemental retirement liability	765	731
Net operating loss carryforward	-	207
Intangible asset amortization	12	24
Pension liability - SFAS 158	135	117
Capital loss carryforward	-	60
Nonaccrual loan interest	245	272
Tax credit carryforwards	796	483
Stock based compensation	146	110
Other	127	201
	3,376	3,547
Valuation allowance	-	(54)
Total deferred tax assets, net of valuation allowance	3,376	3,493
Deferred tax liabilities:
Mortgage servicing rights	(295)	(256)
Goodwill	(191)	(170)
Purchase accounting adjustments	(761)	(887)
Net unrealized gain on available for sale securities	(48)	(216)
Other	(308)	(202)
Total deferred tax liabilities	(1,603)	(1,731)
Net deferred tax assets, included in other assets	$1,773	$1,762

At December 31, 2010, the Company has available alternative minimum tax credit carryforwards of $541,000, which may be utilized in the future to the extent computed regular tax exceeds the alternative minimum tax. The Company also has low income housing credits of $255,000 at December 31, 2010, which will begin to expire in 2029 if not utilized.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L - INCOME TAXES (CONTINUED)

The Company and its subsidiaries file U.S. federal and certain state tax returns. In general, tax returns are no longer subject to tax examinations by tax authorities for years before 2007.

The Company had no uncertain tax positions as of December 31, 2010 and 2009.

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

Information about the pension plan is as follows (in thousands):
	2010	2009
Change in benefit obligation:
Beginning benefit obligation	$(2,272)	$(2,418)
Service cost	-	(29)
Interest cost	(130)	(145)
Settlement adjustment	-	125
Actuarial loss	(35)	(44)
Benefits paid	223	239
Ending benefit obligation	(2,214)	(2,272)
Change in plan assets, at fair value:
Beginning plan assets	1,937	2,147
Actual return	56	47
Employer contributions	-	10
Benefits paid	(223)	(239)
Plan expenses paid	(26)	(28)
Ending plan assets	1,744	1,937
Net amount recognized in other liabilities - funded status	$(470)	$(335)

The accumulated benefit obligation for the defined benefit pension plan was $2,214,000 and $2,272,000 at December 31, 2010 and 2009, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):
	2010	2009	2008
Components of net periodic benefit cost:
Service cost	$27	$29	$32
Interest cost	130	145	142
Expected return on plan assets	(114)	(147)	(151)
Recognized net actuarial loss	3	39	2
Settlement adjustment	35	42	-
Net periodic benefit cost	$81	$108	$25

At December 31, 2010 and 2009 net actuarial losses of $396,000 and $343,000, respectively, have not yet been recognized as a component of net periodic benefit cost. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2011 is $13,000.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:
	2010	2009	2008
Discount rate on benefit obligation	5.5%	6.0%	6.0%
Long-term expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	4.0%

	Target Allocation 2011	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of Return - 2010
Asset Category		2010	2009
Equity securities	0%	0%	0%	0%
Debt securities	1%	0%	1%	0%
Cash and time certificates	99%	100%	99%	.20%
	100%	100%	100%	.20%

The pension plan assets are managed by the Bank's Trust Department. A written investment policy which we believe meets the standards of the prudent investor rule is followed. In addition, the Northern Trust Company and Main Street Advisors, both of Chicago, have provided investment advisory services, guidance and expertise.

Investments or debt obligations of Southern Michigan Bancorp, Inc. are not allowed as holdings within the plan.

The plan's investment objective at December 31, 2010 is primarily fixed income investments with a target of 90% time certificates and 10% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the plan freeze, the investment allocations have been reevaluated with shorter term objectives.

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed in all material respects.

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

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

The fair value of the plan assets at December 31, 2010 amounted to $1,744,000 consisting of cash and time certificates with fair value measured using quoted prices in active markets (Level 1). There were no plan assets measured at fair value using significant unobservable inputs (Level 3) for the years ended or as of December 31, 2010 or 2009.

The Company does not expect to contribute to its pension plan in 2011.

At year-end 2010, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):
2011	$36
2012	55
2013	231
2014	139
2015	36
2016 - 2020	1,353

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Plan includes a 401(k) provision with the Company's matching contribution provided in Company stock. The Board of Directors determines the Company's contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $299,000, $388,000 and $610,000 in 2010, 2009 and 2008, respectively.

Shares held by the ESOP at year-end are as follows:
	2010	2009
Allocated shares	107,627	101,999
Unallocated shares	24,021	29,649
Total ESOP shares	131,648	131,648

The fair value of the allocated shares held by the ESOP is $1,399,000 and $945,000 at December 31, 2010 and 2009, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such, these shares are not classified in shareholders' equity as permanent equity. In 2008, the ESOP obtained a loan for $609,000 to purchase 28,500 shares. The balance of the loan at December 31, 2010 and 2009 was $297,000 and $416,000, respectively. In 2005, the ESOP obtained a loan for $204,000 to purchase 7,568 shares. The balance of the loan was $21,000 at December 31, 2009 and was repaid in 2010.

Deferred Compensation Plan: Directors and certain officers of the Bank may defer a portion of their director fees or compensation in a non-qualified deferred compensation plan.  An account is established for each participant in the plan and credited with the participant's annual deferred compensation plus interest based on the stated rate determined annually.  Upon retirement, participants receive the balance in their account over 15 years.  Participants also continue to earn interest during retirement based on their remaining account balance.  Participants are immediately vested in their account balances.  The plan is intended to be funded by certain bank-owned life insurance contracts.  The interest rate paid on deferred compensation balances as of December 31, 2010 ranged from 5.94% to 12.98%. There were no new participants in the plan during 2010. Deferred compensation expense was $245,000, $237,000 and $246,000 in 2010, 2009 and 2008, respectively. The liability for deferred compensation benefits was $2,024,000 and $1,913,000 at December 31, 2010 and 2009, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M - BENEFIT PLANS (CONTINUED)

Supplemental Retirement Plan: The Bank also maintains a supplemental retirement plan to provide annual payments to certain current and former executives subsequent to their retirement. Benefits under the plan were frozen effective December 31, 2008. Expense associated with this plan totaled $28,000, $12,000 and $77,000 in 2010, 2009 and 2008, respectively. Liabilities associated with this plan totaled $226,000 and $232,000 at December 31, 2010 and 2009, respectively.

NOTE N - STOCK OPTIONS

The Company has stock based compensation plans as described below. Total compensation cost charged against income for those plans was $154,000, $132,000 and $141,000 in 2010, 2009 and 2008, respectively.

On June 6, 2005, shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership. The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards. A maximum of 300,000 shares of common stock are available under the plan. The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors. At December 31, 2010, 105,199 shares were available for issuance under the plan.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan totaled 115,500. Options were granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options were granted and a vesting period as determined by the Board of Directors. The plan terminated on March 20, 2010.

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
	2010	2009	2008
Risk-free interest rate	0.96%	3.58%	2.94%
Expected option life	8 years	8 years	8 years
Expected stock price volatility	23.64%	22.39%	14.48%
Dividend yield	3.29%	3.58%	3.51%
Weighted-average fair value of options granted during year	$1.53	$0.97	$1.96

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N - STOCK OPTIONS (CONTINUED)

A summary of the activity in the plans for 2010 follows:

Stock Options

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	225,270	$21.83
Granted	8,075	10.10
Exercised	-	-
Forfeited	(14,368)	23.37
Outstanding at end of year	218,977	$21.29	5.8 years	$98,000
Exercisable at year-end	133,702	$22.10	4.7 years	$-

	2010	2009	2008
Intrinsic value of options exercised	-	-	-
Cash received from option exercise	-	-	-
Tax benefit realized from option exercises	-	-	-

As of December 31, 2010, there was $77,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of 1.1 years.

Restricted Stock - Restricted shares may be issued under the 2005 plan described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date. The total fair value of shares vested during the years ended December 31, 2010, 2009 and 2008 was $39,000, $29,000 and $13,000, respectively. As of December 31, 2010, there was $250,000 of total unrecognized compensation cost related to unvested shares granted under the plan. The cost is expected to be recognized over a weighted average period of 3.6 years.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2010	17,062	$11.26
Granted	18,325	10.10
Vested	(3,776)	12.29
Forfeited	(1,018)	10.64
Nonvested at December 31, 2010	30,593	$10.46

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

At December 31, 2010 and 2009, the Company had no commitments under commercial letters of credit used to facilitate customers' trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2010 and 2009, commitments under outstanding standby letters of credit were $1,720,000 and $1,457,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):
	2010	2009
Fixed rate	$4,333	$2,765
Variable rate	56,445	57,058
Totals	$60,778	$59,823

The fixed rate commitments have stated interest rates ranging from 3.25% to 14.00%. The terms of the above commitments range from 1 to 120 months.

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

NOTE P - ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) amounted to $(168,000) at December 31, 2010 and $193,000 at December 31, 2009 and is summarized as follows (in thousands):
	2010	2009
Unrealized gain on available-for-sale securities, net of
income taxes of $48 in 2010 and $216 in 2009	$93	$419
Pension liability, net of income taxes of $135 in 2010 and $117 in 2009	(261)	(226)
Total	$(168)	$193

The changes in the components of accumulated comprehensive income (loss), and related tax effects for the years ended December 31, 2010, 2009 and 2008 are as follows (in thousands):
	2010	2009	2008
Unrealized gain (loss) on available for sale securities	$(287)	$320	$741
Reclassification adjustments for net realized gains
included in net income	(207)	(682)	(15)
Accrued pension liability	(53)	29	(281)
	(547)	(333)	445
Tax effect	186	113	(154)
Other comprehensive income (loss), net of tax	$(361)	$(220)	$291

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q - RESTRICTIONS ON TRANSFERS FROM SUBSIDIARIES

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to the Company. At December 31, 2010, using the most restrictive of these conditions, the aggregate cash dividends that the Bank could pay the Company without prior regulatory approval was approximately $4.0 million.

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):
Balance Sheets	December 31,
	2010	2009
Assets
Cash and cash equivalents	$683	$616
Investment in subsidiary bank	54,963	53,301
Investment in non banking subsidiary	189	190
Premises and equipment, net	876	908
Other assets	711	528
Total Assets	$57,422	$55,543
Liabilities and Shareholders' Equity
Dividends payable	$117	$116
Other liabilities	63	104
Other borrowings	2,845	3,489
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	1,399	945
Shareholders' equity	47,843	45,734
Total Liabilities and Shareholders' Equity	$57,422	$55,543

Statements of Income	Year ended December 31,
	2010	2009	2008
Dividends from subsidiary banks	$1,358	$1,113	$4,088
Interest income	25	34	33
Interest expense	(300)	(351)	(693)
Other income	137	137	148
Other expenses	(290)	(269)	(320)
	930	664	3,256
Federal income tax credit	(146)	(153)	(283)
	1,076	817	3,539
Equity in net income, less dividends received, of:
Subsidiary banks	2,023	1,121	(2,725)
Non-banking subsidiary	(1)	(2)	(1)
Net Income	$3,098	$1,936	$813

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE R - SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)
Statements of Cash Flows	Year ended December 31,
	2010	2009	2008
Operating Activities
Net income	$3,098	$1,936	$813
Adjustments to reconcile net income to net cash
from operating activities:
Equity in net income, less dividends received, of:
Subsidiary banks	(2,023)	(1,121)	2,725
Non-banking subsidiary	1	2	1
Stock option and restricted stock grant compensation expense	154	132	141
Depreciation	32	32	32
Net change in obligation under ESOP	140	154	121
Other, net	(224)	211	(9)
Net cash from operating activities	1,178	1,346	3,824
Investing Activities
Retirement of bank stock	-	3,000	-
Additions to premises and equipment	-	-	(4)
Net cash from investing activities	-	3,000	(4)
Financing Activities
Proceeds from other borrowings	-	3,000	600
Repayments of other borrowings	(644)	(6,557)	(1,687)
Cash dividends paid	(467)	(813)	(1,849)
Purchase of ESOP shares	-	-	(609)
Repurchase of common stock	-	-	(12)
Net cash from financing activities	(1,111)	(4,370)	(3,557)
Net change in cash and cash equivalents	67	(24)	263
Beginning cash and cash equivalents	616	640	377
Ending cash and cash equivalents	$683	$616	$640

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S - SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental cash flow disclosures are provided for the years ended December 31, 2010, 2009 and 2008 (in thousands):
	2010	2009	2008
Cash paid during the year for:
Interest	$4,527	$5,692	$8,280
Income taxes	492	-	480
Non-cash operating activities:
Change in deferred income taxes on net unrealized gain on available for sale securities	(168)	123	(249)
Change in deferred income taxes on pension liability	(18)	(10)	95
Change in pension liability	53	29	(281)
Non-cash investing activities:
Change in unrealized gain on available for sale securities	(494)	(362)	726
Transfers from loans to foreclosed assets	1,545	3,197	1,987

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2010 and 2009, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2010 and 2009 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments at year end are as follows (in thousands):
	2010		2009
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$78,833	$78,833	$24,814	$24,814
Federal funds sold	275	275	2,540	2,540
Securities available for sale	59,228	59,228	56,948	56,948
Loans held for sale	2,637	2,637	605	605
Loans, net of allowance for loan losses	303,830	307,946	327,004	329,961
Accrued interest receivable	2,107	2,107	2,054	2,054
Financial liabilities:
Deposits	$(409,901)	$(406,143)	$(380,905)	$(382,166)
Securities sold under agreements to repurchase and overnight borrowings	(15,027)	(15,027)	(14,799)	(14,799)
Other borrowings	(10,079)	(9,835)	(10,832)	(10,983)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(171)	(171)	(228)	(228)

The preceding table does not include net cash surrender value of life insurance and dividends payable which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

Southern also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit, as described in Note O. The contract amount of such instruments is considered to be the fair value.

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Recurring:
Securities available for sale:
Federal agencies	$24,106	$-	$-	$24,106
U.S. government sponsored entities and agencies	6,678	-	-	6,678
States and political subdivisions	-	22,378	2,992	25,370
Asset-backed securities	2,476	-	-	2,476
Mortgage-backed securities	-	548	-	548
Total available for sale	$33,260	$22,976	$2,992	$59,228
Nonrecurring:
Impaired loans	$-	$-	$9,595	$9,595
Other real estate owned	$-	$-	$1,247	$1,247

Impaired loans are reported net of a $1,171,000 allowance for loan losses.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U - FAIR VALUE MEASUREMENTS (CONTINUED)

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,247,000, which is made up of the balance of $1,356,000, net of a valuation allowance of $109,000 at December 31, 2010. Write-downs of other real estate owned amounted to $109,000 for the year ending December 31, 2010 and are included in loss on sale of other real estate owned.

The following table summarizes financial assets (there were no financial liabilities) measured at fair value as of December 31, 2009, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
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

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the year ending December 31, 2010 and 2009 (in thousands):
	2010	2009
Balance at January 1, 2010	$3,099	$3,002
Net maturities and calls	(938)	(316)
Unrealized net gains (losses) included in other comprehensive income	2	(2)
Net transfers into level 3	829	415
Balance at December 31, 2010	$2,992	$3,099

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

The prompt corrective action regulations provide five capital categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V - REGULATORY MATTERS (CONTINUED)

At year end, actual capital levels and minimum required levels were as follows (in thousands):
	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital (to risk weighted assets)
Consolidated	$43,577	13.7%	$25,459	8.0%	N/A	N/A
Bank	44,284	14.0	25,365	8.0	$31,707	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	39,578	12.4	12,729	4.0	N/A	N/A
Bank	40,299	12.7	12,683	4.0	19,024	6.0
Tier 1 capital (to average assets)
Consolidated	39,578	8.2	19,263	4.0	N/A	N/A
Bank	40,299	8.4	19,235	4.0	24,044	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2009
Total capital (to risk weighted assets)
Consolidated	$40,733	11.9%	$27,367	8.0%	N/A	N/A
Bank	42,259	12.4	27,235	8.0	$34,044	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	36,435	10.7	13,683	4.0	N/A	N/A
Bank	37,982	11.2	13,617	4.0	20,426	6.0
Tier 1 capital (to average assets)
Consolidated	36,435	8.1	18,084	4.0	N/A	N/A
Bank	37,982	8.4	18,078	4.0	22,598	5.0

Recent Regulatory Developments: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the "Act"), which brings significant financial reform. Among other things, the law:
•	Creates a Financial Services Oversight Council to identify emerging systemic risks and improve interagency cooperation;
•

Creates a Consumer Financial Protection Agency authorized to promulgate and enforce consumer protection regulations relating to financial products, which would affect both banks and non-bank finance companies;

•

Establishes strengthened capital standards for banks and bank holding companies, and disallows trust preferred securities from being included in Tier 1 capital determination for certain financial institutions;

•	Enhances regulation of financial markets, including derivatives and securitization markets;
•	Contains a series of provisions covering mortgage loan origination standards affecting, among other things, originator compensation, minimum repayment standards and prepayments;
•	Grants the Board of Governors of the Federal Reserve System the power to regulate debit card interchange fees;
•	Prohibits certain trading activities by banks;
•	Permanently increases the maximum standards FDIC deposit insurance amount to $250,000; and
•	Creates an Office of National Insurance with the U.S. Department of Treasury.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V - REGULATORY MATTERS (CONTINUED)

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act's provisions may curtail the Company's revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company's business or financial results in the future. The Company's management is actively reviewing the provisions of the Act and assessing its probable impact on the Company's business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and Bank at this time.

NOTE W - QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)
	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income (Loss)	Earnings (Loss) Per Share
					Basic	Fully Diluted
2010
First Quarter	$5,209	$4,040	$200	$702	$.30	$.30
Second Quarter	5,122	4,013	150	803.35		.35
Third Quarter	5,249	4,149	425	870.38		.38
Fourth Quarter	5,135	4,043	600	723.31		.31
2009
First Quarter	$5,572	$4,089	$1,450	$(271)	$(.12)	$(.12)
Second Quarter	5,483	4,131	500	751.33		.33
Third Quarter	5,447	4,177	350	771.34		.34
Fourth Quarter	5,436	4,141	425	685.29		.29

SELECTED FINANCIAL DATA
(in thousands, except per share data)

	Year Ended December 31
	2010	2009	2008	2007	2006
Total interest income	$20,715	$21,938	$25,929	$23,544	21,454
Net interest income	16,245	16,538	17,740	14,906	14,495
Provision for loan losses	1,375	2,725	5,080	745	500
Net income	3,098	1,936	813	4,133	4,009
Per share data
Basic earnings per share	1.34	.84	.36	2.29	2.27
Diluted earnings per share	1.34	.84	.36	2.28	2.26
Cash dividends	.20	.20	.80	.80	.78
Balance sheet data:
Gross loans	309,524	333,079	335,310	335,978	252,825
Deposits	409,901	380,905	394,043	399,169	282,509
Other borrowings	10,079	10,832	12,492	14,753	6,973
Common stock subject to repurchase	1,399	945	728	2,029	2,148
Equity	47,843	45,734	44,416	44,219	28,482
Total assets	493,880	462,409	474,996	480,178	329,891
Return on average assets	.65%	.41%	.17%	1.18%	1.25%
Return on average equity (1)	6.56	4.29	1.77	12.72	14.54
Dividend payout ratio (2)	15.11	24.13	227.33	36.90	34.44
Average equity to average assets (1)	9.87	9.66	9.59	9.27	8.56

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)	Dividends declared divided by net income.
(3)	The 2007 and after information reflects the purchase of FNB, effective December 1, 2007.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company's common stock is regularly quoted on the OTC Bulletin Board (OTCBB) under the symbol SOMC.OB. The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. As of March 14, 2011, there were 2,340,339 shares of Southern common stock issued and outstanding held by 417 holders of record.

The following table sets forth the range of high and low bid information and dividends declared for the Company's two most recent fiscal years:
	2009			2010
			Cash Dividends Declared			Cash Dividends Declared
	Bid Price			Bid Price
	High Bid	Low Bid		High Bid	Low Bid
Quarter Ended
March 31	$8.10	$5.10	$.05	$11.00	$9.60	$.05
June 30	14.00	5.50	.05	12.25	10.50	.05
September 30	9.00	6.80	.05	12.40	11.30	.05
December 31	10.05	8.30	.05	13.50	11.75	.05

There are restrictions that currently limit the Company's ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note Q to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

          None.

Item 9A.	Controls and Procedures

          Management of Southern is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of Southern's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern's disclosure controls and procedures as of December 31, 2010. Based on and as of the time of that evaluation, Southern's management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern's disclosure controls and procedures were effective to ensure that information required to be disclosed by Southern in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms.

          The information under the heading "Management's Report on Internal Control Over Financial Reporting" is here incorporated by reference.
Item 9B.	Other Information

          None.

PART III
Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

          Southern's board of directors is comprised of three classes, which are as nearly equal in number as possible. Each class of directors serves a successive three-year term of office.

          Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 14, 2011. For directors, also presented below is the specific experience, qualifications, attributes or skills that led to the conclusion of the Corporate Governance and Nominating Committee and the board of directors that the person should serve as a director. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers will be appointed annually and serve at the pleasure of the board of directors of Southern.

          Directors with Terms Expiring in 2011

          Marcia S. Albright (age 47) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Ms. Albright is Vice President and General Manager of Cequent Performance Products; Electrical Division, a manufacturer of automotive electronic parts, and was previously Engineering Manager for Tekonsha Engineering from 1995 to 2002. In nominating Ms. Albright, the Corporate Governance and Nominating Committee considered as important factors her experience and familiarity with financial statements, her 21 years of experience in manufacturing and her familiarity with an important market area in which Southern competes.

          Dean Calhoun (age 52) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer manufacturing company, Vice-President of Altenburg Hardwood Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC and Chief Executive Officer of Tri-State Hardwood Co. Inc. In nominating Mr. Calhoun, the

Corporate Governance and Nominating Committee considered as important factors his 31 years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, and his familiarity with an important market area in which Southern competes and his distinction as the largest shareholder of Southern stock.

          John H. Castle (age 53) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. In nominating Mr. Castle, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

          Nolan E. Hooker (age 59) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company. In nominating Mr. Hooker, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of businesses that are typical of many Southern customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Directors with Terms Expiring in 2012

          Gregory J. Hull (age 63) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey's Roost Farm. In concluding Mr. Hull should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 45 years of experience in farm management and satisfying the financial needs that are typical of many Southern agricultural customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Thomas E. Kolassa (age 63) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is an executive vice-president of Hub International, Inc., a North American insurance brokerage. In concluding Mr. Kolassa should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Donald J. Labrecque (age 53) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including a bowling center, and is President of Kegler Inc. In concluding Mr. Labrecque should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

          Thomas D. Meyer (age 66) has been a director of Southern since December 2008. Mr. Meyer is the President of Meyer Ventures LLC, which is a real estate rehabilitation and rental company. In concluding Mr. Meyer should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

          Freeman E. Riddle (age 78) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc. In concluding Mr. Riddle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business venture, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Directors with Terms Expiring in 2013

          John S. Carton (age 70) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2003. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan. In concluding Mr. Carton should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors Mr. Carton's 33 years of bank board service with various financial institutions and his service on various audit committees of those institutions.

          H. Kenneth Cole (age 62) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is Chief Administrative Officer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan. In concluding Mr. Cole should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors Mr. Cole's 33 years of experience in financial management positions, his experience and familiarity with financial statements and financial disclosures, his education, including an MBA in accounting, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

          Gary Hart Haberl (age 58) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is Chief Executive Officer and President of Infinisource, Inc., a benefits administrator. In concluding Mr. Haberl should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 35 years of marketing experience, his extensive entrepreneurial experience in his own business ventures, his demonstrated business management and leadership background and his familiarity with an important market area in which Southern competes.

          Brian P. McConnell (age 48) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries. In concluding Mr. McConnell should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his demonstrated business management and leadership background with a multinational manufacturing company and his familiarity with an important market area in which Southern competes.

          Kurt G. Miller (age 55) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Miller is President of Southern and Southern Michigan Bank. In concluding Mr. Miller should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

          Executive Officers Who Are Not Directors

          Danice L. Chartrand (age 44) is the Senior Vice President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank.

Audit Committee

          Southern has a separately-designated standing audit committee consisting solely of independent directors as defined by the applicable rules of the NASDAQ Stock Market. During 2010, the Audit Committee consisted of Mr.

Cole (Chairman), Ms. Albright, and Messrs. Hull, Hooker and Carton. Mr. Cole is considered an "audit committee financial expert" as defined by the SEC.

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

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

          The following table summarizes the compensation of Southern's named executive officers.
Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compen- sation	Non-qualified Deferred Compen- sation Earnings	All Other Compen- sation (3)	Total
John H. Castle	2010	$226,525	$-	$50,500	$4,590	$-	$-	$16,452	$298,067
Chairman and	2009	226,525	-	29,600	1,940	-	712	15,837	$274,614
CEO of Southern
and Southern
Michigan Bank
Kurt G. Miller	2010	$181,425	$-	$40,400	$3,672	$-	$-	$13,304	$238,801
President of	2009	181,425	-	23,680	1,552	-	608	13,563	220,828
Southern and
Southern
Michigan Bank
Danice L. Chartrand	2010	$124,051	$-	$18,938	$1,721	$-	$-	$5,987	$150,697
Senior Vice	2009	124,051	-	11,100	728	-	225	6,309	142,413
President and CFO
of Southern and
Southern
Michigan Bank

(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)

Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2010 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

(3)

"All Other Compensation" includes the value of Southern's matching contributions to each executive officer in the qualified retirement plan, the taxable benefit of company owned vehicles, company paid life insurance premiums (a benefit that is generally available to Southern's salaried employees), country club memberships, and the dollar value of dividends paid on unvested restricted stock awards and option awards. None of Southern's named executive officers received perquisites or personal benefits having an aggregate value of $10,000 or greater. The table below provides details regarding all other compensation paid to named executive officers.

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	Dividends	Total
Mr. Castle	2010	$9,726	$1,030	$2,666	$1,300	$1,730	$16,452
	2009	10,456	865	2,636	680	1,200	15,837
Mr. Miller	2010	$7,789	$941	$1,890	$1,300	$1,384	$13,304
	2009	8,453	962	1,858	1,330	960	13,563
Ms. Chartrand	2010	$5,138	$-	$238	$-	$611	$5,987
	2009	5,670	-	239	-	400	6,309

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

          Material Terms of Grants

          One-half of the option awards granted on January 27, 2010 were exercisable on January 27, 2011 and one-half of the awards are exercisable on January 27, 2012, at an exercise price of $10.10 per share. These options, if not exercised, will expire on January 27, 2020. Stock awards granted on January 27, 2010 vest over the next five years, one-fifth on each anniversary date of the award.

One half of the option awards granted on January 2, 2009 were exercisable on January 2, 2010 and one-half of the awards were exercisable on January 2, 2011, at an exercise price of $7.40 per share. These options, if not exercised, will expire on January 2, 2019. Stock awards granted on January 2, 2009 vest over the next five years, one-fifth on each anniversary date of the award.

Outstanding Equity Awards at Fiscal Year-End

          The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2010.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END
	Option Awards				Stock Awards

Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)
John H. Castle	1,575	-	15.72	3/17/2013
	8,925	-	20.05	1/2/2014
	8,925	-	25.89	1/2/2015
	10,500	-	22.80	12/19/2015
	9,000	-	24.58	1/29/2017
	12,000	8,000	23.90	4/24/2017
	4,000	-	18.00	6/17/2018
	1,000	1,000	7.40	1/2/2019
	-	3,000	10.10	1/27/2020
					400	5,200
					900	11,700
					3,200	41,600
					5,000	65,000

Kurt G. Miller	1,575	-	15.72	3/17/2013
	6,825	-	20.05	1/2/2014
	6,825	-	25.89	1/2/2015
	8,400	-	22.80	12/19/2015
	7,200	-	24.58	1/29/2017
	10,800	7,200	23.90	4/24/2017
	3,200	-	18.00	6/17/2018
	800	800	7.40	1/2/2019
	-	2,400	10.10	1/27/2020
					320	4,160
					720	9,360
					2,560	33,280
					4,000	52,000
Danice L. Chartrand	327	-	14.55	4/17/2011
	945	-	15.72	3/17/02013
	2,625	-	20.05	1/2/2014
	2,625	-	25.89	1/2/2015
	2,625	-	22.80	12/19/2015
	2,250	-	24.58	1/29/2017
	6,600	4,400	23.90	4/24/2017
	1,000	-	18.00	6/17/2018
	375	375	7.40	1/2/2019
	-	1,125	10.10	1/27/2020
					100	1,300
					225	2,925
					1,200	15,600
					1,875	24,375

(1)	All exercisable options are fully vested.
(2)

The non vested options granted in January 2009 and January 2010 vest annually over a 2 year period (50% each year); the options granted in April 2007 vest annually over a 5 year period (20% each year).

(3)	Restricted stock awards were granted in January 2007, June 2008, January 2009 and January 2010 and vest over a five year period (20% each year)

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

          Agreements with Payments Upon Resignation, Retirement, Termination of Employment, or Change in Control

          Upon a named executive officer's termination of employment for any reason other than death, disability, retirement, or termination for cause, exercisable stock options on the date of termination may be exercised for a period of three months following termination. Unvested shares of restricted stock will automatically vest in an amount equal to the number of shares of restricted stock granted to the named executive officer multiplied by the number of full months that have elapsed since the date of grant divided by the maximum number of full months of the restricted period. Any remaining shares of restricted stock will be forfeited.

          Upon a named executive officer's death or disability, exercisable stock options on the date of death or disability may be exercised for a period of three months following death or disability. Unvested shares of restricted stock will automatically vest in full.

          Upon a named executive officer's retirement, exercisable stock options on the date of retirement may be exercised for the remaining terms of the options. Unvested shares of restricted stock will automatically vest in full.

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

Compensation of Directors

          Directors who are not employed by Southern or any subsidiary of Southern ("non-employee directors") received an annual retainer of $13,000 in 2010. The Chairman of the Audit Committee received an additional $2,000 retainer. The Chairman of the Compensation Committee and the Chairman of the Corporate Governance and Nominating Committee each received an additional $1,000 retainer. Directors who are employed by Southern or the Bank do not receive director compensation.

          Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2010 on any directors' bank owned life insurance policies.

          The following table summarizes the compensation of Southern's directors who are not named executive officers.

DIRECTOR COMPENSATION
Name	Fees Earned Or Paid in Cash ($)(3)	Stock Awards ($)(2)(5)	Option Awards ($)(2)(4)	Non- Equity Incentive Plan Compen- sation ($)	Non- Qualified Deferred Compen- sation Earnings ($)	All Other Compen- sation ($)(6)		Total ($)
Marcia S. Albright	13,000	1,515	77	-	-	63		14,655
Dean Calhoun	13,000	1,515	77	-	-	63		14,655
John S. Carton	13,000	1,515	77	-	-	59		14,655
H. Kenneth Cole	15,000	1,515	77	-	-	63		16,655
Gary H. Haberl	13,000	1,515	77	-	-	1,139	(1)	15,731
Nolan E. Hooker	14,000	1,515	77	-	-	63		15,655
Gregory J. Hull	14,000	1,515	77	-	-	63		15,655
Thomas E. Kolassa	13,000	1,515	77	-	-	63		14,655
Donald J. Labrecque	13,000	1,515	77	-	-	1,293	(1)	15,885
Brian P. McConnell	13,000	1,515	77	-	-	59		14,651
Thomas D. Meyer	13,000	1,515	77	-	-	55		14,647
Freeman E. Riddle	13,000	1,515	77	-	-	63		14,655

(1)	Includes $1,076 and $1,230 for Directors Haberl and Labrecque, respectively for premiums paid for term insurance to cover supplemental death benefit.
(2)

Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2010 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.

(3)	Includes amounts deferred under deferred fee plan.
(4)

At December 31, 2010, the following option awards were outstanding: Director Albright 2,413; Director Calhoun 680; Directors Cole, Hooker, Hull and Kolassa 2,728; Directors Haberl and Labrecque 1,573; Director Riddle 2,098; Directors Carton and McConnell 280 and Director Meyer 205.

(5)

At December 31, 2010, the following stock awards were outstanding: Directors Albright, Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle 335; Directors Carton and McConnell 315 and Director Meyer 300.

(6)	Includes the dollar value of dividends paid on unvested restricted stock awards and option awards and premiums paid for term insurance.

          Additional Narrative to Director Compensation Table

          One-half of the option awards granted on January 27, 2010 were exercisable on January 27, 2011 and one-half of the awards are exercisable on January 27, 2012, at an exercise price of $10.10 per share. These options, if not exercised, will expire on January 27, 2020. Stock awards granted on January 27, 2010 vest over the next five years, one-fifth on each anniversary date of the award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

          The following table sets forth information, as of December 31, 2010, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock:

Five Percent Shareholders
Amount and Nature of Beneficial
Ownership of Southern Common Stock(1)
Name and Address of Beneficial Owner	Sole Voting and Dispositive Power	Shared Voting or Dispositive Power(2)	Total Beneficial Ownership	Percent of Class(3)
Dean Calhoun 317 Highland Drive Coldwater, Michigan 49036	714(6)(7)	164,854	165,568	7.07%
Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	-	327,984(4)	327,984	14.01%
Gwen R. Hartman Revocable Living Trust U/A/D 11/16/93 2317 Baypoint Way The Villages, Florida 32162	150,041(5)	-	150,041	6.41%

          The following table shows certain information concerning the number of shares of Southern common stock held as of December 31, 2010, by each of Southern's directors, each of the named executive officers, and all of Southern's directors and executive officers as a group:

Stock Ownership By Management
Amount and Nature of Beneficial Ownership of
Southern Common Stock(1)
Name of Beneficial Owner	Sole Voting and Dispositive Power(6)	Shared Voting or Dispositive Power(2)	Stock Options(7)	Total Beneficial Ownership	Percent of Class(3)
Marcia S. Albright	2,410	-	2,363	4,773	*
Dean Calhoun	84	164,854	630	165,568	7.07%
John S. Carton	2,811	-	230	3,041	*
John H. Castle	8,941	6,050	56,925	71,916	3.00%
Danice L. Chartrand	4,386	-	19,747	24,133	1.02%
H. Kenneth Cole	597	-	2,678	3,275	*
Gary H. Haberl	101	10,148	1,523	11,772	*
Nolan E. Hooker	2,012	4,256	2,678	8,946	*
Gregory J. Hull	160	3,763	2,678	6,601	*
Thomas E. Kolassa	17,077	-	2,678	19,755	*
Donald J. Labrecque	2,822	-	1,523	4,345	*
Brian P. McConnell	120	2,500	230	2,850	*
Thomas D. Meyer	3,668	-	155	3,823	*
Kurt G. Miller	10,379	12	46,425	56,816	2.38%
Freeman E. Riddle	1,150	9,000	2,048	12,198	*
All directors and executive officers as a group	56,718	200,583	142,511	399,812	16.10%
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

(3)

Based on a total of 2,340,717 issued and outstanding shares as of December 31, 2010, plus the number of shares subject to stock options that are currently exercisable or that will be exercisable by holders of such stock options within 60 days.

(4)

Southern Michigan Bank holds 327,984 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% of such shares. Included in the 327,984 shares are 131,648 shares which Southern Michigan Bank is the trustee of an ESOP/401(k) Plan for its employees. Of that number, 107,627 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.

(5)	Represents 150,041 shares held by Ms. Hartman as trustee.
(6)

Includes restricted stock shares that vest within 60 days. 70 shares for Ms. Albright, Mssrs. Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle; 60 shares for Mssrs. Carton, McConnell and Meyer; 2,000 shares for Mr. Castle; 1,600 shares for Mr. Miller and 725 shares for Ms. Chartrand.

(7)

Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.

          The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2010:
	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	218,977	$ 21.29	105,199
Equity compensation plans not approved by shareholders	-	-	-
Total	218,977	$ 21.29	105,199

          Southern has no equity compensation plans not approved by shareholders.
Item 13.	Certain Relationships and Related Transactions, and Director Independence

          Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, the Bank in the ordinary course of business during 2010. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect are in default as of the date of this proxy statement.

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
Item 14.	Principal Accountant Fees and Services

          The aggregate fees billed to us by our principal accountant, Clifton Gunderson LLP, for the years ended December 31, 2010 and 2009 are as follows:
	2010	2009
Audit Fees(1)	$140,331	$137,704
Audit-Related Fees(2)	2,500	3,755
Tax Fees(3)	15,500	17,500
All Other Fees	-	-
	$158,331	$158,959

____________________
(1)	Audit fees consist of the audit of the Company's annual consolidated financial statements, reviews of quarterly reports on Form 10-Q, meetings with the audit committee and related consultations.

(2)

Audit related fees in 2010 consist of fees relating to issuance of consent on Form S-3. Audit related fees in 2009 consist of fees relating to SOX 404 preliminary work and review of management's response to SEC comment letters.

(3)	Tax fees consist of tax compliance and preparation fees and related tax advice.

          The Audit Committee Charter provides the policy and procedures for the approval by the Audit Committee of all services provided by our independent auditors. The charter requires that all services provided by the independent auditors, including audit-related services and non-audit services, must be pre-approved by the Audit Committee. The charter allows the Audit Committee to delegate to one or more members of the Audit Committee the authority to approve the independent auditors' services. The decisions of any Audit Committee member to whom authority is delegated to pre-approve services are reported to the full Audit Committee. The charter also provides that the Audit Committee has authority and responsibility to approve and authorize payment of the independent auditors' fees. Finally, the charter sets forth certain services that the independent auditors are prohibited from providing to Southern or its subsidiaries. All of the services described above were approved by the Audit Committee. None of the audit-related fees or tax fees were approved by the Audit Committee pursuant to the de minimus exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, although the Audit Committee charter allows such approval.

PART IV
Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Report of Independent Registered Public Accounting Firm of Clifton Gunderson LLP dated March 28, 2011

Consolidated Balance Sheets as of December 31, 2010 and 2009

Consolidated Statements of Income for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Changes in Shareholders' Equity for the years ended December 31, 2010, 2009 and 2008

Consolidated Statements of Cash Flows for the years ended December 31, 2010, 2009 and 2008

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

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 2.2. Here incorporated by reference.

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

10.3*

Form of Retention Agreement with Danice L. Chartrand. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10.3. Here incorporated by reference.

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

21	Subsidiaries of Southern Michigan Bancorp, Inc.

23	Consent of Clifton Gunderson LLP - Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2010. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 12, 2011. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 12, 2011. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

          Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.
Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 28, 2011
John H. Castle Chairman and Chief Executive Officer

          Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.
/s/ John H. Castle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2011
John H. Castle

/s/ Kurt G. Miller	President and Director	March 28, 2011
Kurt G. Miller

/s/ Danice L. Chartrand	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 28, 2011
Danice L. Chartrand

/s/ Marcia S. Albright	Director	March 28, 2011
Marcia S. Albright*

/s/ Dean Calhoun	Director	March 28, 2011
Dean Calhoun*

/s/ John S. Carton	Director	March 28, 2011
John S. Carton*

/s/ H. Kenneth Cole	Director	March 28, 2011
H. Kenneth Cole*

/s/ Gary H. Haberl	Director	March 28, 2011
Gary H. Haberl*

/s/ Nolan E. Hooker	Director	March 28, 2011
Nolan E. Hooker*

/s/ Gregory J. Hull	Director	March 28, 2011
Gregory J. Hull*

/s/ Thomas E. Kolassa	Director	March 28, 2011
Thomas E. Kolassa*

/s/ Donald J. Labrecque	Director	March 28, 2011
Donald J. Labrecque*

/s/ Brian P. McConnell	Director	March 28, 2011
Brian P. McConnell*

/s/ Thomas D. Meyer	Director	March 28, 2011
Thomas D. Meyer*

/s/ Freeman E. Riddle	Director	March 28, 2011
Freeman E. Riddle*

*By	/s/ John H. Castle
John H. Castle, Attorney-in-Fact

EXHIBIT INDEX
Exhibit Number	Document

2.1

Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.'s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2

Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 2.2. Here incorporated by reference.

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

10.3*

Form of Retention Agreement with Danice L. Chartrand. Previously filed with the commission on March 26, 2010 in Southern Michigan Bancorp Inc.'s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10.3. Here incorporated by reference.

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

21	Subsidiaries of Southern Michigan Bancorp, Inc.

23	Consent of Clifton Gunderson LLP - Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2010. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 12, 2011. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 12, 2011. This exhibit is furnished to, and not filed with, the Commission.

*          These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.