Form 10-Q
period 2011-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2011-05-13
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

(Mark One)
[X]	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the quarterly period ended March 31, 2011

[ ]	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934 For the transition period from ____________ to ____________

Commission File Number:  000-49772

SOUTHERN MICHIGAN BANCORP, INC.
(Exact Name of Registrant as Specified in its Charter)

Michigan (State or Other Jurisdiction of Incorporation or Organization)	38-2407501 (I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan (Address of Principal Executive Offices)	49036 (Zip Code)

(517) 279-5500
(Registrant's Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes       X        No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ___ No ___

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act (Check one):
Large accelerated filer	Accelerated filer ___

Non-accelerated filer ____	Smaller reporting company X
(Do not check if a smaller reporting company)

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).           Yes             No    X

The number of shares outstanding of the Registrant's Common Stock, $2.50 par value, as of May 12, 2011, was 2,340,339 shares.

Forward-Looking Statements

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements may be identified by words or phrases such as "outlook", "plan", or "strategy"; that an event or trend "may", "should", "will", "is likely", or is "probable" to occur or "continue", has "begun" or "is scheduled" or "on track" or that the Company or its management "anticipates", "believes", "estimates", "plans", "forecasts", "intends", "predicts", "projects", or "expects" a particular result, or is "committed", "confident", "optimistic" or has an "opinion" that an event will occur, or other words or phrases such as "ongoing", "future", "judgment", "signs", "efforts", "tend", "exploring", "appearing", "until", "near term", "going forward", "starting" and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, future asset dispositions, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, and the effects of newly enacted laws. All statements with references to future time periods are forward-looking. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management's assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to sell other real estate at carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions ("risk factors") that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in "Item 1A - Risk Factors" of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I.  Financial Information
Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.
UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)
(In thousands, except share data)

	March 31, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$71,941	$78,833
Federal funds sold	249	275
Securities available for sale	81,070	59,228
Loans held for sale	267	2,637
Loans, net of allowance for loan losses of $5,576 - 2011 ($5,694 - 2010)	300,218	303,830
Premises and equipment, net	12,599	12,599
Accrued interest receivable	2,227	2,107
Net cash surrender value of life insurance	10,045	9,965
Goodwill	13,422	13,422
Other intangible assets, net	1,920	2,005
Other assets	8,452	8,979
TOTAL ASSETS	$502,410	$493,880

LIABILITIES
Deposits:
Non-interest bearing	$63,291	$59,942
Interest bearing	354,304	349,959
Total deposits	417,595	409,901

Securities sold under agreements to repurchase and overnight borrowings	16,621	15,027
Accrued expenses and other liabilities	4,114	4,476
Other borrowings	8,854	10,079
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee
Stock Ownership Plan, shares outstanding - 108,831 in 2011
(107,627 shares in 2010)	1,306	1,399
Total liabilities	453,645	446,037

SHAREHOLDERS' EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	-	-
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued - 2,340,339 shares in 2011 (2,340,717 shares in 2010)
Outstanding (other than ESOP shares) - 2,231,508 shares in 2011 (2,233,090 shares in 2010)	5,579	5,583
Additional paid-in capital	18,165	18,033
Retained earnings	25,323	24,692
Accumulated other comprehensive loss, net	(37)	(168)
Unearned Employee Stock Ownership Plan shares	(265)	(297)
Total shareholders' equity	48,765	47,843
TOTAL LIABILITIES AND SHAREHOLDERS' EQUITY	$502,410	$493,880

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)
(In thousands, except per share data)

	Three Months Ended March 31,
	2011	2010
Interest income:
Loans, including fees	$4,461	$4,801
Securities:
Taxable	138	181
Tax-exempt	216	204
Other	51	23
Total interest income	4,866	5,209

Interest expense:
Deposits	844	1,001
Other	159	168
Total interest expense	1,003	1,169
Net interest income	3,863	4,040
Provision for loan losses	125	200
Net interest income after provision for loan losses	3,738	3,840

Non-interest income:
Service charges on deposit accounts	511	570
Trust fees	275	253
Net gains on security calls	2	-
Net gains on loan sales	317	120
Earnings on life insurance assets	80	74
Gain on life insurance proceeds	-	156
Income from automated teller machines	235	207
Other	235	244
Total non-interest income	1,655	1,624
Non-interest expense:
Salaries and employee benefits	2,538	2,501
Occupancy, net	373	381
Equipment	203	221
Printing, postage and supplies	141	145
Telecommunication expenses	99	78
Professional and outside services	221	293
Software maintenance	105	111
FDIC assessments	165	169
Amortization of other intangibles	85	87
Other	526	704
Total non-interest expense	4,456	4,690
INCOME BEFORE INCOME TAXES	937	774
Federal income tax provision	189	72
NET INCOME	$748	$702
Basic Earnings Per Common Share	$0.32	$0.30
Diluted Earnings Per Common Share	$0.32	$0.30
Dividends Declared Per Common Share	$0.05	$0.05

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS' EQUITY
(In thousands, except number of shares and per share data)
For the Three Months Ended March 31, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income/(Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734
Comprehensive income:
Net income			702			702
Net change in other comprehensive
income items				22		22
Total comprehensive income						724
Cash dividends declared - $.05 per share			(116)			(116)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				-
Vesting of restricted stock		15				15
Forfeiture of restricted stock (1,018 shares)	(2)	2				-
Change in common stock subject to
repurchase	(5)	(192)				(197)
Reduction of ESOP obligation					29	29
Stock option expense		20				20
Balance at March 31, 2010	$5,592	$18,162	$22,648	$215	$(408)	$46,209

Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843
Comprehensive income:
Net income			748			748
Net change in other comprehensive
income items				131		131
Total comprehensive income						879
Cash dividends declared - $.05 per share			(117)			(117)
Vesting of restricted stock		20				20
Forfeiture of restricted stock (378 shares)	(2)	2				-
Change in common stock subject to
repurchase	(2)	95				93
Reduction of ESOP obligation					32	32
Stock option expense		15				15
Balance at March 31, 2011	$5,579	$18,165	$25,323	$(37)	$(265)	$48,765

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Three Months Ended March 31,
	2011	2010
Operating Activities
Net income	$748	$702
Adjustments to reconcile net income to net cash
from operating activities:
Provision for loan losses	125	200
Depreciation	222	249
Net amortization of investment securities	215	123
Loans originated for sale	(9,576)	(6,385)
Proceeds on loans sold	12,263	6,245
Net gains on loan sales	(317)	(120)
Gain on life insurance proceeds	-	(156)
Stock option and restricted stock grant compensation expense	35	35
Net gains on security calls	(2)	-
Net loss on other real estate owned sales	28	148
Amortization of other intangible assets	85	87
Net loss (gain) on disposal of fixed assets	(7)	5
Net change in obligation under ESOP	32	29
Net change in:
Accrued interest receivable	(120)	(232)
Cash surrender value	(80)	(74)
Other assets	187	(63)
Accrued expenses and other liabilities	(363)	421
Net cash from operating activities	3,475	1,214

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	6,144	4,911
Purchases	(28,001)	(362)
Net change in federal funds sold	26	36
Loan originations and payments, net	3,409	7,827
Proceeds from life insurance	-	421
Proceeds on other real estate owned sales	323	216
Proceeds from sale of equipment	26	2
Additions to premises and equipment	(241)	(263)
Net cash from investing activities	(18,314)	12,788

Financing Activities
Net change in deposits	7,694	(3,107)
Net change in securities sold under agreements to repurchase and overnight borrowings	1,594	(986)
Proceeds from other borrowings	-	5,000
Repayments of other borrowings	(1,225)	(169)
Cash dividends paid	(116)	(116)
Net cash from financing activities	7,947	622
Net change in cash and cash equivalents	(6,892)	14,624
Beginning cash and cash equivalents	78,833	24,814
Ending cash and cash equivalents	$71,941	$39,438

Cash paid for interest	$1,002	$1,200
Cash paid for income taxes	50	-
Transfers from loans to other real estate owned	78	115

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and footnotes of the Company for December 31, 2010 included in the Company's Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 28, 2011.

Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.

NOTE B - NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards: In July 2010, the Financial Accounting Standards Board ("FASB") issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which increases disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures provide additional information about the nature of credit risk inherent in the Company's loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements of ASU 2010-20 were disclosed in the Company's December 31, 2010 consolidated financial statements. Other required disclosures about activity that occurs during a reporting period are effective for periods beginning on or after December 15, 2010, and are disclosed for the quarter ended March 31, 2011 in Note D.

In December 2010, the FASB issued ASU No. 2010-29 "Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations."  If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only.  ASU 2010-29 also expands the supplementary pro forma disclosures.  ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010.  ASU 2010-29 will only affect the Company if there are future business combinations.

In December 2010, the FASB issued ASU No. 2010-28 "Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts."  ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative.  ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010.  ASU 2010-28 did not have an impact on the Company's financial condition, results of operations, or disclosures as a result of adopting for the quarter ended March 31, 2011 because the most recent Step 1 goodwill impairment test was performed as of November 30, 2010 and did not result in a negative carrying amount.

In April 2011, FASB issued ASU No. 2011-02 "Receivables (Topic 310) - A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring."  ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring.  In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties.  ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption.  The Company does not expect ASU 2011-02 will have any impact on its financial condition or results of operations, but its adoption will result in expanded disclosures.

NOTE C - EARNINGS PER SHARE

Basic earnings per common share is net income divided by the weighted average number of common shares outstanding during the period. ESOP shares are considered outstanding for this calculation unless unearned. Diluted earnings per common share includes the dilutive effect of additional potential common shares issuable under stock options.

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2011 and 2010 is as follows (dollars in thousands, except per share data):
	Three Months Ended March 31, 2011	Three Months Ended March 31, 2010
Basic earnings per share:
Net income	$748	$702
Weighted average common shares outstanding	2,340,434	2,336,727
Less unallocated ESOP shares	23,844	28,816
Weighted average common shares outstanding for basic earnings per share	2,316,590	2,307,911
Basic earnings per share	$0.32	$0.30

Diluted earnings per share:
Net income	$748	$702
Weighted average common shares outstanding for basic earnings per share	2,316,590	2,307,911
Add: Dilutive effect of assumed exercise of stock options	4,729	2,410
Weighted average common and dilutive potential common shares outstanding	2,321,319	2,310,321
Diluted earnings per share	$0.32	$0.30

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 196,787 and 211,730, respectively, as of March 31, 2011 and 2010.

NOTE D - ALLOWANCE FOR LOAN LOSSES

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan which in some instances may be different than how the loans are categorized for regulatory reporting purposes. Required disclosures about activity in the allowance for loan losses for reporting periods subsequent to December 15, 2010 are provided below for the quarter ended March 31, 2011. The following is an analysis of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the quarter ended March 31, 2011 and as of December 31, 2010 as well as summary activity in the allowance for loan losses for the quarter ended March 31, 2010(in thousands):
March 31, 2011	2011
Allowance for Loan Losses:	Commercial including CRE	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total	2010
Balance at January 1	$4,239	$86	$1,211	$158	$5,694	$6,075
Provision for loan losses	(202)	47	146	134	125	200
Loans charged off	(100)	(35)	(120)	(64)	(319)	(385)
Recoveries	66	3	6	1	76	54
Balance at March 31	$4,003	$101	$1,243	$229	$5,576	5,944
Ending balance individually evaluated for impairment	$842	-	$309	$15	$1,166
Ending balance collectively evaluated for impairment	$3,161	$101	$934	$214	$4,410

Total Loans:
Ending balance	$213,298	$9,012	$69,902	$13,582	$305,794
Ending balance individually evaluated for impairment	$7,509	$28	$2,667	$45	$10,249
Ending balance collectively evaluated for impairment	$205,789	$8,984	$67,235	$13,537	$295,545

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $37,000 and $23,000, respectively, for the quarter ended March 31, 2011.

December 31, 2010
Allowance for Loan Losses:	Commercial including CRE	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
Ending balance individually evaluated for impairment	$867	-	$300	$4	$1,171
Ending balance collectively evaluated for impairment	$3,372	$87	$911	$153	$4,523
Total	$4,239	$87	$1,211	$157	$5,694

Total Loans:
Ending balance	$216,401	$9,849	$69,437	$13,837	$309,524
Ending balance individually evaluated for impairment	$7,676	$87	$2,881	$122	$10,766
Ending balance collectively evaluated for impairment	$208,725	$9,762	$66,556	$13,715	$298,758

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2011 and December 31, 2010 (in thousands):

March 31, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$144	$-
Real estate - commercial	2,750	-
Real estate - construction	-	-
Consumer	28	-
Real estate mortgage	1,975	-

With an allowance recorded:
Commercial	867	153
Real estate - commercial	1,917	302
Real estate - construction	581	169
Consumer	-	-
Real estate mortgage	1,987	542
Total	$10,249	$1,166

December 31, 2010	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$608	$-
Real estate - commercial	2,685	-
Real estate - construction	-	-
Consumer	87	-
Real estate mortgage	2,495	-

With an allowance recorded:
Commercial	588	99
Real estate - commercial	1,823	413
Real estate - construction	583	173
Consumer	-	-
Real estate mortgage	1,897	486
Total	$10,766	$1,171

The following table presents the aging of the recorded investment in past due and nonaccrual loans for the year to date periods ended March 31, 2011 and December 31, 2010 by class of loans (in thousands):

March 31, 2011	30-59 Days Past Due	60-89 Days Past Due		Greater than 90 Days Past Due & Non Accrual	Total Past Due &Non Accrual	Loans Not Past Due or Non Accrual	Total
Commercial	$159		$-	$485	$644	$52,159	$52,803
Real estate - commercial	428			2,630	3,058	136,365	139,423
Real estate - construction	263		-	774	1,037	10,625	11,662
Consumer	49			29	78	9,233	9,311
Real estate mortgage	1,919			2,257	4,176	88,419	92,595
Total	$2,818	$		$5,770	$8,993	$296,801	$305,794

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Non Accrual	Total Past Due &Non Accrual	Loans Not Past Due or Non Accrual	Total
Commercial	$277	$20	$217	$514	$58,249	$58,763
Real estate - commercial	184	-	2,295	2,479	133,892	136,371
Real estate - construction	-	-	583	583	10,552	11,135
Consumer	62	-	87	149	10,004	10,153
Real estate mortgage	737	28	2,112	2,877	90,225	93,102
Total	$1,260	$48	$5,294	$6,602	$302,922	$309,524

Troubled Debt Restructurings:

The Company has allocated $534,000 and $379,000 of specific reserves to customers whose loan terms have been modified as of March 31, 2011 and December 31, 2010, respectively. The Company intends to lend no additional amounts to these customers.

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

As of March 31, 2011 and December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans is as follows (in thousands):
March 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$39,221	$8,725	$4,857	$-	$-	$52,803
Real estate - commercial	119,662	13,136	5,749	368	508	139,423
Real estate - construction	608	4,955	2,503	-	3,596	11,662
Real estate - mortgage	7,723	1,761	2,942	-	80,169	92,595
Consumer	-	-	-	-	9,311	9,311
Total	$167,214	$28,577	$16,051	$368	$93,584	$305,794

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$44,819	$12,821	$1,123	$-	$-	$58,763
Real estate - commercial	110,384	19,054	6,311	370	252	136,371
Real estate - construction	2,371	1,047	4,630	-	3,087	11,135
Real estate - mortgage	7,096	2,892	2,700	-	80,414	93,102
Consumer	-	-	-	-	10,153	10,153
Total	$164,670	$35,814	$14,764	$370	$93,906	$309,524

NOTE E - STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 plan terminated. As of March 31, 2011, there were 105,929 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the three months ended March 31, 2011:
	Shares	Weighted Average Price
Outstanding at beginning of year	218,977	$ 21.29
Granted	-	-
Exercised	-	-
Forfeited	1,045	20.28
Outstanding at March 31, 2011	218,977	21.29
Options exercisable at March 31, 2011	146,207	20.75

The Company recorded compensation expense of $15,000 and $20,000, respectively, related to stock options during the three month periods ended March 31, 2011 and 2010.

Restricted Stock - Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $20,000 and $15,000, respectively, during the three months ended March 31, 2011 and 2010. As of March 31, 2011, there was $229,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan which is expected to be recognized over a weighted average period of 3.3 years.

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	30,593	$10.46
Granted	-	-
Vested	(6,327)	10.35
Forfeited	(378)	9.54
Nonvested at March 31, 2011	23,888	$10.50

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

While these estimates of fair value are based on management's judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2011 or December 31, 2010, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2011 and December 31, 2010, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company's financial instruments are as follows (in thousands):
	March 31, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$71,941	$71,941	$78,833	$78,833
Federal funds sold	249	249	275	275
Securities available for sale	81,070	81,070	59,228	59,228
Loans held for sale	267	267	2,637	2,637
Loans, net of allowance for loan losses	300,218	303,676	303,830	307,946
Accrued interest receivable	2,227	2,227	2,107	2,107

Financial liabilities:
Deposits	$(417,595)	$(420,221)	$(409,901)	$(406,143)
Securities sold under agreements to repurchase and overnight borrowings	(16,621)	(16,621)	(15,027)	(15,027)
Other borrowings	(8,854)	(9,016)	(10,079)	(9,835)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(172)	(172)	(171)	(171)

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of March 31, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):
March 31, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$38,519	$-	$-	$38,519
U.S. Government sponsored entities	15,243	-	-	15,243
State and political subdivisions	-	23,707	3,025	26,732
Mortgage backed securities	-	576	-	576
Total available-for-sale securities	$53,762	$24,283	$3,025	$81,070
Nonrecurring:
Impaired loans	$-	$-	$9,083	$9,083
Other real estate owned	$-	$-	$983	$983

Impaired loans are reported net of a $1,166,000 allowance for loan losses.

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$24,106	$-	$-	$24,106
U.S. Government sponsored entities	6,678	-	-	6,678
State and political subdivisions	-	22,378	2,992	25,370
Asset-backed securities	2,476	-	-	2,476
Mortgage backed securities	-	548	-	548
Total available-for-sale securities	$33,260	$22,976	$2,992	$59,228
Nonrecurring:
Impaired loans	$-	$-	$9,595	$9,595
Other real estate owned	$-	$-	$1,247	$1,247

Impaired loans are reported net of a $1,171,000 allowance for loan losses.

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three month period ended March 31, 2011 (in thousands):
Balance at January 1, 2011	$2,992
Net maturities and calls	(13)
Transfers into Level 3	-
Purchases	47
Unrealized net gains included in other comprehensive income	(1)
Balance at March 31, 2011	$3,025

NOTE H - SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after March 31, 2011, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2011, have been recognized in the financial statements for the three month period ended March 31, 2011. Events or transactions that provided evidence about conditions that did not exist at March 31, 2011, but arose before the financial statements were issued, have not been recognized in the financial statements for the three month period ended March 31, 2011.
Item 2.	Management's Discussion and Analysis of Financial Condition and Results of Operations

          The following discussion provides information about the financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three month periods ended March 31, 2011 and 2010.

Executive Summary

          Net income for the three month period ended March 31, 2011 was $748,000 compared to $702,000 for the same period in 2010. Earnings per share was $0.32 for the three month period ended March 31, 2011, compared to $0.30 for the same period in 2010. Return on average assets for both three month periods ended March 31, 2011 and 2010 was 0.60%. Return on average shareholders' equity was 6.19% for the first quarter of 2011 compared to 6.08% for the same period in 2010.

          The increase in net income for the three months ended March 31, 2011, over the first three months of 2010, was primarily the result of a decrease in the provision for loan losses. Details of the changes in various components of net income are discussed below.

          Total consolidated assets at March 31, 2011 were $502.4 million compared to $493.9 million at December 31, 2010.

Results of Operations

          Net Interest Income

          The Company derives the greatest portion of its income from net interest income. Net interest margin for the three month period ended March 31, 2011 was 3.57% compared to 4.07% for the same period of 2010, a decrease of 50 basis points. Average loan balances for the first three months of 2011 declined $19.6 million, while the average balance in the lower yielding category federal funds sold and other increased $39.3 million. This overall increase in lower yielding assets resulted in a 73 basis point reduction in total interest earning asset yield. This reduction was partially offset as the Company was able to lower its cost of funds by 26 basis points during the first quarter of 2011 compared to the same three month period of 2010.

          The following tables provide information regarding interest income and expense for the three-month periods ended March 31, 2011 and 2010, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 - Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):
	March 31, 2011			March 31, 2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$309,173	$4,465	5.78%	$328,780	$4,828	5.87%
Federal funds sold and other(6)	65,116	51.31		25,775	23.36
Taxable investment securities(4)	46,966	138	1.18	33,726	181	2.15
Tax-exempt investment securities(1)	23,962	327	5.46	21,962	309	5.63
Total interest earning assets	445,217	4,981	4.48	410,243	5,341	5.21
Non-interest earning assets:
Cash and due from banks	12,407			10,085
Other assets(5)	48,446			50,520
Less allowance for loan losses	(5,584)			(6,024)
Total assets	$500,486			$464,824

Interest bearing liabilities:
Demand deposits	$167,862	123.29%		$144,700	131.36%
Savings deposits	50,141	12.10		46,465	22.19
Time deposits	136,530	709	2.08	133,285	848	2.54
Securities sold under agreements to repurchase and federal funds purchased	16,588	12	..29	15,571	10	..26
Other borrowings	9,892	109	4.41	14,207	120	3.38
Subordinated debentures	5,155	38	2.95	5,155	38	2.95
Total interest bearing liabilities	386,168	1,003	1.04	359,383	1,169	1.30

Non-interest bearing liabilities:
Demand deposits	61,209			54,417
Other	3,383			3,817
Common stock subject to repurchase obligation	1,353			1,043
Shareholders' equity	48,373			46,164
Total liabilities and shareholders' equity	$500,486			$464,824
Net interest income		$3,978			$4,172
Interest rate spread			3.44%			3.91%
Net yield on interest earning assets			3.57%			4.07%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $111,000 and $4,000, respectively, for 2011 and $105,000 and $27,000, respectively, for 2010.
(2)	Average balance includes average non-accrual loan balances of $5,617,000 in 2011 and $7,227,000 in 2010.
(3)	Interest income includes loan fees of $127,000 in 2011 and $99,000 in 2010.
(4)	Average balance includes average unrealized gain of $170,000 in 2011 and $636,000 in 2010 on available for sale securities.
(5)	Includes $15,394,000 in 2011 and $15,743,000 in 2010 relating to goodwill and other intangible assets.
(6)	Includes $61,851,000 in 2011 and $19,997,000 in 2010 of federal reserve deposit accounts.

Table 2 - Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)
	Three Months Ended March 31 2011 Over 2010 Increase (Decrease) Due To			Three Months Ended March 31 2010 Over 2009 Increase (Decrease) Due To
Interest income on:	Rate	Volume	Net	Rate	Volume	Net
Loans	$(79)	$(284)	$(363)	$(50)	$(95)	$(145)
Taxable investment securities	(99)	56	(43)	(147)	(61)	(208)
Tax-exempt investment securities	(10)	28	18	(17)	(22)	(39)
Federal funds sold	(3)	31	28	11	3	14
Total interest earning assets	$(191)	$(169)	$(360)	$(203)	$(175)	$(378)
Interest expense on:
Demand deposits	$(27)	$19	$(8)	$(65)	$(9)	$(74)
Savings deposits	(12)	2	(10)	(6)	(3)	(9)
Time deposits	(158)	20	(138)	(211)	7	(204)
Securities sold under agreements to repurchase and federal funds purchased	1	1	2	(3)	1	(2)
Other borrowings	30	(42)	(12)	(36)	19	(17)
Subordinated debentures	-	-	-	(8)	-	(8)
Total interest bearing liabilities	$(166)	$-	$(166)	$(329)	$15	$(314)
Net interest income	$(25)	$(169)	$(194)	$126	$(190)	$(64)

          Tax equivalent net interest income decreased $194,000, or 4.7%, in the first three months of 2011 compared to the same period in 2010. The primary component was a $169,000 net decrease due to volume changes comparing the first three months of 2011 with the first three months of 2010 on a tax equivalent basis. The decrease was a result of lower effective rates for essentially all interest-bearing asset and liability categories in 2011 as compared to 2010.

          The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles ("GAAP"), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $115,000 and $132,000, respectively, for the three months ended March 31, 2011 and 2010. These adjustments were computed using a 34% federal income tax rate.

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

          The provision for loan losses for the three month period ended March 31, 2011 was $125,000 compared to a provision for loan losses for the same period of 2010 of $200,000.

          The allowance for loan losses was 1.82% of total loans at March 31, 2011 compared to 1.84% at December 31, 2010 and 1.83% at March 31, 2010.

          Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2011 and 2010 were as follows:

(Dollars in Thousands)
	March 31, 2011		March 31, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$62	$43	$82	$18
Residential real estate	184	7	212	3
Consumer	73	26	91	33
Total	$319	$76	$385	$54

          Net charge-offs in the quarter of 2011 were $243,000, or 0.32%, of loans on an annualized basis. Net charge-offs in the first three months of 2010 were $331,000, or 0.41%, of loans on an annualized basis.

          Non-interest income

          Non-interest income for the three month periods ended March 31, 2011 and 2010 was $1,655,000 and $1,624,000, respectively.

          Service charges on deposit accounts decreased $159,000 (10.4%) in the first quarter of 2011 as compared to the first quarter of 2010. Reduced non-sufficient fund activity was the primary cause of the decline.

          Net gains on loan sales increased 164.2%, or $197,000, in the first quarter of 2011 compared to the first quarter of 2010. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. An increase in mortgage lending staff during the second half of 2010 resulted in higher production volumes in the first quarter of 2011 as compared to the same quarter of 2010.

          During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds.

          Non-interest expense

          Non-interest expense for the three month period ended March 31, 2011 was $4,456,000 compared to $4,690,000 for the same period in 2010, a decrease of $234,000 (5.0%).

          Professional and outside services decreased $72,000, or 24.6%, in the first quarter of 2011 compared to the same period of 2010. Collection related legal fees decreased $43,000 as foreclosure activity and collection activity involving litigation slowed during the first quarter of 2011. Other non-interest expense also decreased $120,000 as the loss on sale of other real estate owned decreased from $148,000 for the first quarter of 2010 to $28,000 for the first quarter of 2011.

          Federal income taxes

          The Company had an income tax provision of $189,000 for the three months ended March 31, 2011 compared to $72,000 for the comparable period of 2010. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate at March 31, 2010 to 9.3%. The effective tax rate for the period ended March 31, 2011 was 20.2%. Tax-exempt income continues to have a major impact on the Company's tax provision. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision.

Financial Condition

          Assets

          Total assets at March 31, 2011 were $502.4 million, an increase of $8.5 million compared to December 31, 2010.

          Investment securities increased $21.8 million at March 31, 2011 compared to December 31, 2010, primarily due to continued deposit growth and reduced loan balances.

          Gross loans decreased $3.7 million, or 1.2%, as of March 31, 2011 compared to December 31, 2010. The decrease occurred primarily in the commercial portfolio and resulted from payoffs in the portfolio. The Company began to see renewed demand from credit worthy commercial borrowers toward the end of the first quarter of 2011 and is optimistic this will result in future loan growth in 2011.

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

          The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)
	3/31/11	12/31/10	3/31/10
Nonaccrual loans:
Commercial and commercial real estate	$4,180	$3,755	$4,368
Real estate mortgage	1,562	1,451	1,800
Consumer	28	87	106
	5,770	5,293	6,274
Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	372	1	119
Real estate mortgage	-	-	-
Consumer	-	-	-
	372	1	119
Total nonperforming loans	6,142	5,294	6,393
Other real estate	983	1,247	950
Total nonperforming assets	$7,125	$6,541	$7,343
Nonperforming loans to total loans	2.01%	1.71%	1.97%
Nonperforming assets to total assets	1.42%	1.32%	1.58%

          Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At March 31, 2011, December 31, 2010 and March 31, 2010 the Company had loans of $10.2 million, $10.8 million and $7.7, respectively, which were considered impaired.

          In management's evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.

          Liabilities

          Deposits increased $7.7 million, or 1.9%, from December 31, 2010 to March 31, 2011. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

          Shareholders' equity

          Total shareholders' equity at March 31, 2011 increased $922,000 from December 31, 2010. The increase was primarily attributable to the net income for the period less dividends to shareholders as well as a reduction in the obligation to repurchase common stock.

          The following table summarizes the Company's regulatory capital ratios as of March 31, 2011 and December 31, 2010:
	March 31, 2011	December 31, 2010	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	13.8%	13.7%	8.0%
Tier I capital ratio	12.5%	12.4%	4.0%
Leverage ratio	8.3%	8.2%	4.0%

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

          SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $39.6 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

          The Company's balances in federal funds sold and short term interest bearing balances with banks were $61.8 million at March 31, 2011, compared to $68.4 million at December 31, 2010 and $32.1 million at March 31, 2010. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

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

          An evaluation was performed under the supervision and with the participation of the Company's management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company's disclosure controls and procedures (as defined in Rule 15d - 15(e) under the Exchange Act) as of March 31, 2011. Based on and as of the time of that evaluation, the Company's management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company's disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission's rules and forms and is accumulated and communicated to the Company's management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

          There was no change in the Company's internal control over financial reporting that occurred during the three months ended March 31, 2011 that has materially affected, or that is reasonably likely to materially affect, the Company's internal control over financial reporting.

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
SOUTHERN MICHIGAN BANCORP, INC.

Date: May 13, 2011	By: /s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 13, 2011	By: /s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index
Exhibit Number	Document

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