Form 10-Q
period 2011-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2011-08-12
CIK 703699

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q
(Mark One)

☑	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
For the quarterly period ended June 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934
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
(517) 279-5500
(Registrant’s Telephone Number, Including Area Code)
Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑ No ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☑ No ☐
Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☑
Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☑
The number of shares outstanding of the Registrant’s Common Stock, $2.50 par value, as of August 12, 2011, was 2,358,599 shares.

Part I. Financial Information
Item 1. Financial Statements
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
Item 4. Controls and Procedures
Part II. Other Information
Item 6. Exhibits
Signatures
EX-31.1
EX-31.2
EX-32
EX-101 INSTANCE DOCUMENT
EX-101 SCHEMA DOCUMENT
EX-101 CALCULATION LINKBASE DOCUMENT
EX-101 LABELS LINKBASE DOCUMENT
EX-101 PRESENTATION LINKBASE DOCUMENT
EX-101 DEFINITION LINKBASE DOCUMENT

Forward-Looking Statements
This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements may be identified by words or phrases such as “outlook”, “plan”, or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “judgment”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, and the effects of existing or new laws or regulations (or interpretations thereof). All statements with references to future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management’s assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to sell other real estate at carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.
Risk factors include, but are not limited to, the risk factors described in “Item 1A — Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information
Item 1. Financial Statements
Southern Michigan Bancorp, Inc.
Unaudited Interim Financial Statements
Consolidated Balance Sheets (Unaudited)
(In thousands, except share data)

	June 30,	December 31,
	2011	2010
ASSETS
Cash and cash equivalents	$44,935	$78,833
Federal funds sold	312	275
Securities available for sale	88,015	59,228
Loans held for sale	608	2,637
Loans, net of allowance for loan losses of $5,402 - 2011 ($5,694 - 2010)	300,219	303,830
Premises and equipment, net	12,397	12,599
Accrued interest receivable	2,053	2,107
Net cash surrender value of life insurance	10,129	9,965
Goodwill	13,422	13,422
Other intangible assets, net	1,836	2,005
Other assets	7,394	8,979

TOTAL ASSETS	$481,320	$493,880

LIABILITIES
Deposits:
Non-interest bearing	$60,911	$59,942
Interest bearing	336,204	349,959

Total deposits	397,115	409,901

Securities sold under agreements to repurchase and overnight borrowings	15,171	15,027
Accrued expenses and other liabilities	4,077	4,476
Other borrowings	8,676	10,079
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, shares outstanding — 110,506 in 2011 (107,627 shares in 2010)	1,381	1,399

Total liabilities	431,575	446,037

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized - 4,000,000 shares Issued — 2,358,599 shares in 2011 (2,340,717 shares in 2010) Outstanding (other than ESOP shares) — 2,248,093 shares in 2011 (2,233,090 shares in 2010)	5,620	5,583
Additional paid-in capital	18,084	18,033
Retained earnings	25,967	24,692
Accumulated other comprehensive income (loss), net	339	(168)
Unearned Employee Stock Ownership Plan shares	(265)	(297)

Total shareholders’ equity	49,745	47,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$481,320	$493,880

See accompanying notes to interim consolidated financial statements.

Southern Michigan Bancorp, Inc.
Consolidated Statements of Income (Unaudited)
(In thousands, except per share data)

	Three Months Ended		Six Months Ended
	June 30,		June 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,386	$4,748	$8,847	$9,549
Securities:
Taxable	171	142	309	323
Tax-exempt	218	198	434	402
Other	47	34	98	57

Total interest income	4,822	5,122	9,688	10,331

Interest expense:
Deposits	803	934	1,647	1,935
Other	148	175	307	343

Total interest expense	951	1,109	1,954	2,278

Net interest income	3,871	4,013	7,734	8,053
Provision for loan losses	375	150	500	350

Net interest income after provision for loan losses	3,496	3,863	7,234	7,703

Non-interest income:
Service charges on deposit accounts	568	612	1,079	1,182
Trust fees	293	243	568	496
Net gains on security calls and sales	—	207	2	207
Net gains on loan sales	205	161	522	281
Earnings on life insurance assets	84	76	164	150
Gain on life insurance proceeds	—	—	—	156
Income from loan servicing	128	85	225	163
ATM and debit card fee income	257	218	492	425
Other	119	112	257	278

Total non-interest income	1,654	1,714	3,309	3,338

Non-interest expense:
Salaries and employee benefits	2,346	2,437	4,884	4,938
Occupancy, net	336	363	709	744
Equipment	204	233	407	454
Printing, postage and supplies	102	146	243	291
Telecommunication expenses	98	96	197	174
Professional and outside services	199	232	420	525
FDIC assessments	110	147	275	316
Software maintenance	110	97	215	208
Amortization of other intangibles	84	88	169	175
Expenses relating to OREO property	86	154	131	352
ATM expenses	92	83	174	164
Other	421	481	820	906

Total non-interest expense	4,188	4,557	8,644	9,247

INCOME BEFORE INCOME TAXES	962	1,020	1,899	1,794
Federal income tax provision	200	217	389	289

NET INCOME	$762	$803	$1,510	$1,505

Basic Earnings Per Common Share	$0.33	$0.35	$0.65	$0.65

Diluted Earnings Per Common Share	0.33	0.35	0.65	0.65

Dividends Declared Per Common Share	0.05	0.05	0.10	0.10

See accompanying notes to interim consolidated financial statements.

Southern Michigan Bancorp, Inc.
Consolidated Statements of Changes in Shareholders’ Equity
(In thousands, except number of shares and per share data)
For the Six Months Ended June 30, 2011 and 2010

				Accumulated
				Other
		Additional		Comprehensive	Unearned
	Common	Paid-In	Retained	Income (Loss),	ESOP
	Stock	Capital	Earnings	Net	Shares	Total
Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734

Comprehensive income:
Net income			1,505			1,505
Net change in other comprehensive income items				(119)		(119)

Total comprehensive income						1,386
Cash dividends declared — $.10 per share			(234)			(234)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				—
Vesting of restricted stock		37				37
Forfeiture of restricted stock (1,018 shares)	(2)	2				—
Change in common stock subject to repurchase	(9)	(338)				(347)
Reduction of ESOP obligation					59	59
Stock option expense		38				38

Balance at June 30, 2010	$5,588	$18,056	$23,333	$74	$(378)	$46,673

Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843

Comprehensive income:
Net income			1,510			1,510
Net change in other comprehensive income items				507		507

Total comprehensive income						2,017
Cash dividends declared — $.10 per share			(235)			(235)
Vesting of restricted stock		40				40
Forfeiture of restricted stock (643 shares)	(2)	2				—
Change in common stock subject to repurchase	(7)	25				18
Issuance of restricted stock (18,525 shares of common stock at $12.70)	46	(46)				—
Reduction of ESOP obligation					32	32
Stock option expense		30				30

Balance at June 30, 2011	$5,620	$18,084	$25,967	$339	$(265)	$49,745

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)
(Dollars in thousands)

	Six Months Ended June 30,
	2011	2010
Operating Activities
Net income	$1,510	$1,505
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	500	350
Depreciation	448	505
Net amortization of investment securities	229	253
Loans originated for sale	(16,608)	(13,167)
Proceeds on loans sold	19,159	12,613
Net gains on loan sales	(522)	(281)
Gain on life insurance proceeds	—	(156)
Stock option and restricted stock grant compensation expense	70	75
Net gains on security calls and sales	(2)	(207)
Net loss from sale or write down of other real estate owned and repossessed assets	105	269
Amortization of other intangible assets	169	175
Net loss on disposal of premises and equipment	7	5
Net change in obligation under ESOP	32	59
Net change in:
Accrued interest receivable	54	164
Cash surrender value	(164)	(150)
Other assets	905	159
Accrued expenses and other liabilities	(399)	471

Net cash from operating activities	5,493	2,642

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	—	7,445
Proceeds from maturities and calls	17,490	19,401
Purchases	(45,736)	(25,196)
Net change in federal funds sold	(37)	653
Loan originations and payments, net	3,003	7,909
Proceeds from life insurance	—	421
Proceeds from sale of other real estate owned and repossessed assets	422	459
Proceeds from sale of equipment	57	2
Additions to premises and equipment	(310)	(483)

Net cash from investing activities	(25,111)	10,611

Financing Activities
Net change in deposits	(12,786)	4,831
Net change in securities sold under agreements to repurchase and overnight borrowings	144	100
Proceeds from other borrowings	—	5,000
Repayments of other borrowings	(1,403)	(5,341)
Cash dividends paid	(235)	(234)

Net cash from financing activities	(14,280)	4,356

Net change in cash and cash equivalents	(33,898)	17,609
Beginning cash and cash equivalents	78,833	24,814

Ending cash and cash equivalents	$44,935	$42,423

Cash paid for interest	$1,970	$2,326
Cash paid for income taxes	200	70
Transfers from loans to other real estate owned	108	355
See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.
NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)
NOTE A — SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
Principles of Consolidation: The consolidated financial statements include the accounts of Southern Michigan Bancorp, Inc. (the Company) and its wholly-owned subsidiary, Southern Michigan Bank & Trust (SMB&T), after elimination of significant inter-company balances and transactions. SMB&T owns FNB Financial Services, which conducts a brokerage business and is consolidated into SMB&T’s financial statements. During 2004, the Company formed a special purpose trust, Southern Michigan Bancorp Capital Trust I, for the sole purpose of issuing trust preferred securities. Under accounting principles generally accepted in the United States of America, the trust is not consolidated into the financial statements of the Company.
The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.
The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes of the Company for December 31, 2010 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2010, filed with the Securities and Exchange Commission on March 28, 2011.
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
Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs less recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Accordingly, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.
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
Impaired Loans: Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the original terms of the loan. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. All nonaccrual loans have also been determined by the Company to meet the definition of an impaired loan.
Reclassifications
Some items in the prior period consolidated financial statements have been reclassified to conform to the current year presentation.
NOTE B — NEW ACCOUNTING PRONOUNCEMENTS
Adoption of New Accounting Standards: In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which increases disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements of ASU 2010-20 were disclosed in the Company’s December 31, 2010 consolidated financial statements. Other required disclosures about activity that occurs during an interim reporting period are effective for periods beginning on or after December 15, 2010, and are disclosed for the period ended June 30, 2011 in Note D.
In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805) — Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.
In December 2010, the FASB issued ASU No. 2010-28 “Intangibles — Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have an impact on the Company’s financial condition, results of operations, or disclosures for the period ended June 30, 2011 because the most recent Step 1 goodwill impairment test was performed as of November 30, 2010 and did not result in a negative carrying amount.
In April 2011, FASB issued ASU No. 2011-02 “Receivables (Topic 310) — A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 is effective for the first interim and annual period beginning on or after June 15, 2011, and should be applied retrospectively to the beginning of the annual period of adoption. ASU 2011-02 did not have any impact on the Company’s financial condition or results of operations.
In May 2011, FASB issued ASU No. 2011-04 “Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs”. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company will adopt the methodologies prescribed by

ASU 2011-04 by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.
In June 2011, FASB issued ASU No. 2011-05 “Amendments to Topic 220, Comprehensive Income”. Under the amendments in ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Either option requires the entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders’ equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.
The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The Company does not anticipate early adoption of ASU 2011-05.
NOTE C — EARNINGS PER SHARE
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
A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2011 and 2010 is as follows (dollars in thousands, except per share data):

	Three Months	Three Months	Six Months	Six Months
	Ended	Ended	Ended	Ended
	June 30,	June 30,	June 30,	June 30,
	2011	2010	2011	2010
Basic earnings per share:
Net income	$762	$803	$1,510	$1,505

Weighted average common shares outstanding	2,344,838	2,340,717	2,342,964	2,338,437

Less unallocated ESOP shares	21,962	28,181	22,915	28,600

Weighted average common shares outstanding for basic earnings per share	2,322,876	2,312,536	2,320,049	2,309,837

Basic earnings per share	$0.33	$0.35	$0.65	$0.65

Diluted earnings per share:
Net income	$762	$803	$1,510	$1,505

Weighted average common shares outstanding for basic earnings per share	2,322,876	2,312,536	2,320,049	2,309,837

Add: Dilutive effect of assumed exercise of stock options	4,397	3,520	4,565	2,954

Weighted average common and dilutive potential common shares outstanding	2,327,273	2,316,056	2,324,614	2,312,791

Diluted earnings per share	$0.33	$0.35	$0.65	$0.65

Stock option awards that were anti-dilutive, and therefore not included in the computation of earnings per share, were as follows: 191,886 and 197,702 as of June 30, 2011 and 2010, respectively.
NOTE D — ALLOWANCE FOR LOAN LOSSES
In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan, which in some instances may be different than how the (commercial, mortgage or consumer) loans are categorized for regulatory reporting purposes. Required disclosures about activity in the allowance for loan losses for reporting periods subsequent to December 15, 2010 are provided below for the six months ended June 30, 2011. The following is an analysis of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the six month period ended June 30, 2011 and as of December 31, 2010, as well as summary activity in the allowance for loan losses for the quarter ended June 30, 2010 (in thousands):

	2011
				Real
	Commercial		Real Estate	Estate
June 30, 2011	including		Mortgage	Mortgage
Allowance for Loan Losses:	CRE	Consumer	1st Lien	Junior Lien	Total	2010
Balance at January 1	$4,239	$86	$1,211	$158	$5,694	$6,075
Provision for loan losses	175	31	149	145	500	350
Loans charged off	(523)	(40)	(241)	(105)	(909)	(799)
Recoveries	101	5	8	3	117	100

Balance at June 30	$3,992	$82	$1,127	$201	$5,402	$5,726

Ending balance individually evaluated for impairment	$817	—	$232	$13	$1,062

Ending balance collectively evaluated for impairment	$3,175	$82	$895	$188	$4,340

Total Loans:
Ending balance	$216,699	$8,512	$67,036	$13,374	$305,621

Ending balance individually evaluated for impairment	$7,071	$39	$3,041	$44	$10,195

Ending balance collectively evaluated for impairment	$209,628	$8,473	$63,995	$13,330	$295,426

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $78,000 and $42,000, respectively, for the six months ended June 30, 2011.

				Real
				Estate
	Commercial		Real Estate	Mortgage
December 31, 2010	including		Mortgage	Junior
Allowance for Loan Losses:	CRE	Consumer	1st Lien	Lien	Total
Ending balance individually evaluated for impairment	$867	—	$300	$4	$1,171

Ending balance collectively evaluated for impairment	$3,372	$87	$911	$153	$4,523

Total	$4,239	$87	$1,211	$157	$5,694

Total Loans:
Ending balance	$216,401	$9,849	$69,437	$13,837	$309,524

Ending balance individually evaluated for impairment	$7,676	$87	$2,881	$122	$10,766

Ending balance collectively evaluated for impairment	$208,725	$9,762	$66,556	$13,715	$298,758

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2011 and December 31, 2010 (in thousands):

	Unpaid	Allowance for
	Principal	Loan Losses
June 30, 2011	Balance	Allocated
With no related allowance recorded:
Commercial	$118	$—
Real estate — commercial	2,900	—
Real estate — construction	157	—
Consumer	39	—
Real estate mortgage	2,296	—

With an allowance recorded:
Commercial	863	157
Real estate — commercial	1,525	407
Real estate — construction	79	4
Consumer	—	—
Real estate mortgage	2,218	494

Total	$10,195	$1,062

	Unpaid	Allowance for
	Principal	Loan Losses
December 31, 2010	Balance	Allocated
With no related allowance recorded:
	$
Commercial	608	$—
Real estate — commercial	2,685	—
Real estate — construction	—	—
Consumer	87	—
Real estate mortgage	2,495	—

With an allowance recorded:
Commercial	588	99
Real estate — commercial	1,823	413
Real estate — construction	583	173
Consumer	—	—
Real estate mortgage	1,897	486

Total	$10,766	$1,171

The following table presents the aging of the recorded investment in past due and nonaccrual loans for the year to date periods ended June 30, 2011 and December 31, 2010 by class of loans (in thousands):

			Greater than		Loans Not
		60-89	90 Days Past	Total Past	Past Due
	30-59 Days	Days Past	Due & Non	Due &Non	or Non
June 30, 2011	Past Due	Due	Accrual	Accrual	Accrual	Total
Commercial	$57	$—	$436	$493	$55,533	$56,026
Real estate — commercial	51	—	3,288	3,339	136,772	140,111
Real estate — construction	134	—	236	370	11,809	12,179
Consumer	65	12	40	117	8,726	8,843
Real estate mortgage	499	—	2,534	3,033	85,429	88,462

Total	$806	$12	$6,534	$7,352	$298,269	$305,621

			Greater than		Loans Not
		60-89	90 Days Past	Total Past	Past Due
	30-59 Days	Days Past	Due & Non	Due &Non	or Non
December 31, 2010	Past Due	Due	Accrual	Accrual	Accrual	Total
Commercial	$277	$20	$217	$514	$58,249	$58,763
Real estate — commercial	184	—	2,295	2,479	133,892	136,371
Real estate — construction	—	—	583	583	10,552	11,135
Consumer	62	—	87	149	10,004	10,153
Real estate mortgage	737	28	2,112	2,877	90,225	93,102

Total	$1,260	$48	$5,294	$6,602	$302,922	$309,524

Troubled Debt Restructurings:
The Company has allocated $311,000 and $379,000 of specific reserves to customers whose loan terms have been modified as of June 30, 2011 and December 31, 2010, respectively. The Company intends to lend no additional amounts to these customers.

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
Special Mention: Loans classified as special mention have a potential weakness that deserves management’s close attention. If left uncorrected, these potential weaknesses may result in deterioration of the repayment prospects for the loan or of the Company’s credit position at some future date.
Substandard: Loans classified as substandard are inadequately protected by the current net worth and paying capacity of the obligor or of the collateral pledged, if any. Loans so classified have a well-defined weakness or weaknesses that jeopardize the liquidation of the debt. They are characterized by the distinct possibility that the Company will sustain some loss if the deficiencies are not corrected.
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
As of June 30, 2011 and December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

		Special			Not Risk
June 30, 2011	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial	$42,916	$8,161	$4,949	$—	$—	$56,026
Real estate — commercial	116,789	14,199	8,199	368	556	140,111
Real estate — construction	6,504	1,045	625	—	4,005	12,179
Real estate — mortgage	7,435	1,147	3,263	—	76,617	88,462
Consumer	—	—	—	—	8,843	8,843

Total	$173,644	$24,552	$17,036	$368	$90,021	$305,621

		Special			Not Risk
December 31, 2010	Pass	Mention	Substandard	Doubtful	Rated	Total
Commercial	$44,819	$12,821	$1,123	$—	$—	$58,763
Real estate — commercial	110,384	19,054	6,311	370	252	136,371
Real estate — construction	2,371	1,047	4,630	—	3,087	11,135
Real estate — mortgage	7,096	2,892	2,700	—	80,414	93,102
Consumer	—	—	—	—	10,153	10,153

Total	$164,670	$35,814	$14,764	$370	$93,906	$309,524

NOTE E — STOCK OPTIONS
Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 stock option plan terminated. As of June 30, 2011, there were 99,007 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the six months ended June 30, 2011:

		Weighted Average
	Shares	Price
Outstanding at beginning of year	218,977	$21.29
Granted	8,075	12.70
Exercised	—	—
Forfeited	6,026	18.23

Outstanding at June 30, 2011	221,026	$21.06

Options exercisable at June 30, 2011	141,276	$20.85
The Company recorded compensation expense of $30,000 and $38,000, respectively, related to stock options during the six month periods ended June 30, 2011 and 2010.
Restricted Stock — Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $40,000 and $37,000, respectively, during the six months ended June 30, 2011 and 2010. As of June 30, 2011, there was $440,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan, which is expected to be recognized over a weighted average period of 4.0 years.

		Weighted
		Average
		Grant
		Date Fair
	Shares	Value
Nonvested at January 1, 2011	30,593	$10.46
Granted	18,525	12.70
Vested	(7,166)	11.24
Forfeited	(643)	10.17

Nonvested at June 30, 2011	41,309	$11.33

NOTE F — FAIR VALUE INFORMATION
The following methods and assumptions were used by the Company in estimating fair values for financial instruments:
Cash and cash equivalents and federal funds sold: The carrying amount reported in the balance sheet approximates fair value.
Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available. For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the securities’ terms and conditions, among other things.
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
While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2011 or December 31, 2010, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2011 and December 31, 2010, should not be considered to apply at subsequent dates.
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
The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2011		December 31, 2010
	Carrying	Fair	Carrying	Fair
	Amount	Value	Amount	Value
Financial assets:
Cash and cash equivalents	$44,935	$44,935	$78,833	$78,833
Federal funds sold	312	312	275	275
Securities available for sale	88,015	88,015	59,228	59,228
Loans held for sale	608	608	2,637	2,637
Loans, net of allowance for loan losses	300,219	303,684	303,830	307,946
Accrued interest receivable	2,053	2,053	2,107	2,107

Financial liabilities:
Deposits	$(397,115)	$(399,537)	$(409,901)	$(406,143)
Securities sold under agreements to repurchase and overnight borrowings	(15,171)	(15,171)	(15,027)	(15,027)
Other borrowings	(8,676)	(8,836)	(10,079)	(9,835)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(155)	(155)	(171)	(171)
The preceding table does not include net cash surrender value of life insurance and dividends payable, which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.
The Company also has unrecognized financial instruments, which include commitments to extend credit and standby letters of credit. The estimated fair value of such instruments is considered to be their contract amount.

NOTE G — FAIR VALUE MEASUREMENTS
The Fair Value Measurements Topic of ASC 820-10 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. ASC 820-10-20 defines fair value as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability is not adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.
ASC 820-10 requires the use of valuation techniques that are consistent with the market approach, the income approach, or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. In that regard, ASC Topic 820-10-55 establishes a fair value hierarchy for valuation inputs that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:
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
Level 3 Inputs - Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.
A description of the valuation methodologies used for instruments measured at fair value, as well as the general classification of such instruments pursuant to the valuation hierarchy, follows. These valuation methodologies were applied to all of the Company’s financial and nonfinancial assets and liabilities carried at fair value.
In general, fair value is based upon quoted market prices, where available. If such quoted market prices are not available, fair value is based upon internally developed models that primarily use, as inputs, observable market-based parameters. Valuation adjustments may be made to ensure that financial instruments are recorded at fair value. These adjustments may include amounts to reflect counterparty credit quality, the company’s creditworthiness, among other things, as well as unobservable parameters. Any such valuation adjustments are applied consistently over time. The Company’s valuation methodologies may produce a fair value calculation that may not be indicative of net realizable value or reflective of future fair values. While management believes the Company’s valuation methodologies are appropriate and consistent with other market participants, the use of different methodologies or assumptions to determine the fair value of certain financial instruments could result in a different estimate of fair value at the reporting date.
Securities Available for Sale. Securities classified as available for sale are reported at fair value utilizing Level 1,

Level 2 and Level 3 inputs. Unadjusted quoted prices in active markets for identical assets are utilized to determine fair value at the measurement date for Level 1 securities. For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. When there are unobservable inputs, such securities are classified as Level 3.
Securities available for sale classified as Level 3 inputs represent non-publicly traded municipal issues with limited trading activity from entities within the Company’s market area. The fair value of these investments is determined using Level 3 valuation techniques, as there is no market available to price these investments. The method used for determining the fair value for these investments includes a comparison to the fair value of other investment securities valued with Level 2 inputs with similar characteristics (credit, time to maturity, call structure, etc.) and the interest yield curve for comparable debt investments.
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
The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of June 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1	Level 2	Level 3	Total
June 30, 2011	Inputs	Inputs	Inputs	Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$34,539	$—	$—	$34,539
U.S. Government sponsored entities	24,163	—	—	24,163
State and political subdivisions	—	26,039	2,728	28,767
Mortgage backed securities	—	546	—	546

Total available-for-sale securities	$58,702	$26,585	$2,728	$88,015

Nonrecurring:
Impaired loans	$—	$—	$9,133	$9,133

Other real estate owned	$—	$—	$863	$863
Impaired loans are reported net of a $1,062,000 allowance for loan losses.

	Level 1	Level 2	Level 3	Total
December 31, 2010	Inputs	Inputs	Inputs	Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$24,106	$—	$—	$24,106
U.S. Government sponsored entities	6,678	—	—	6,678
State and political subdivisions	—	22,378	2,992	25,370
Asset-backed securities	2,476	—	—	2,476
Mortgage backed securities	—	548	—	548

Total available-for-sale securities	$33,260	$22,976	$2,992	$59,228

Nonrecurring:
Impaired loans	$—	$—	$9,595	$9,595

Other real estate owned	$—	$—	$1,247	$1,247
Impaired loans are reported net of a $1,171,000 allowance for loan losses.
The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six month period ended June 30, 2011 (in thousands):

Balance at January 1, 2011	$2,992
Net maturities and calls	(597)
Transfers into Level 3	—
Purchases	207
Unrealized net gains included in other comprehensive income	126

Balance at June 30, 2011	$2,728

NOTE H — SUBSEQUENT EVENTS
Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after June 30, 2011, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2011, have been recognized in the financial statements for the six month period ended June 30, 2011. Events or transactions that provided evidence about conditions that did not exist at June 30, 2011, but arose before the financial statements were issued, have not been recognized in the financial statements for the six month period ended June 30, 2011.
Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations
     The following discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three and six month periods ended June 30, 2011 and 2010.
Executive Summary
     Net income for the three and six month periods ended June 30, 2011 was $762,000 and $1,510,000 respectively, compared to $803,000 and $1,505,000, respectively, for the same periods in 2010. Earnings per share were $0.33 and $0.65, respectively, for the three and six month periods ended June 30, 2011, compared to $0.35 and $0.65, respectively, for the same periods in 2010. Return on average assets was 0.61% for the first six months of 2011 compared to 0.64% for the first six months of 2010. Return on average shareholders’ equity was 6.17% for the first six months of 2011 compared to 6.48% for the same period in 2010.
     Total consolidated assets at June 30, 2011 were $481.3 million compared to $493.9 million at December 31, 2010. Total deposits at June 30, 2011 were $397.1 million compared to $409.9 million at December

31, 2010. Total shareholders’ equity was $49.7 million at June 30, 2011 compared to $47.8 million at December 31, 2010.
Results of Operations
     Net Interest Income
     The Company derives the greatest portion of its income from net interest income. Net interest margin for the six month period ended June 30, 2011 was 3.59% compared to 4.02% for the same period of 2010, a decrease of 43 basis points. Average loan balances for the first six months of 2011 declined $18.8 million compared to the same period of 2010, while the average balance in the lower yielding category federal funds sold and other increased $21.7 million and taxable securities increased $23.9 million . This overall increase in lower yielding assets resulted in a 65 basis point reduction in total interest earning asset yield. This reduction was partially offset as the Company was able to lower its cost of funds by 23 basis points during the first half of 2011 compared to the same period of 2010.
     The following tables provide information regarding interest income and expense for the six-month periods ended June 30, 2011 and 2010, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 — Average Balances and Tax Equivalent Interest Rates
(Dollars in Thousands):

	June 30, 2011			June 30, 2010
	Average		Yield/	Average		Yield/
	Balance	Interest	Rate	Balance	Interest	Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$308,030	$8,854	5.75%	$326,834	$9,602	5.88%
Federal funds sold and other(6)	55,639	98	.35	33,929	57	.34
Taxable securities(4)	55,170	309	1.12	31,296	323	2.06
Tax-exempt securities(1)	24,555	657	5.35	21,616	609	5.64

Total interest earning assets	443,394	9,918	4.47	413,675	10,591	5.12

Non-interest earning assets:
Cash and due from banks	11,472			10,600
Other assets(5)	48,337			50,117
Less allowance for loan losses	(5,538)			(5,943)

Total assets	$497,665			$468,449

Interest bearing liabilities:
Demand deposits	$165,873	239	.29%	$144,819	256	.35%
Savings deposits	50,519	23	.09	47,119	41	.17
Time deposits	133,377	1,385	2.08	134,413	1,638	2.44
Securities sold under agreements to repurchase and federal funds purchased	16,262	25	.31	15,397	21	.27
Other borrowings	9,337	206	4.41	13,964	246	3.52
Subordinated debentures	5,155	76	2.95	5,155	76	2.95

Total interest bearing liabilities	380,523	1,954	1.03	360,867	2,278	1.26

Non-interest bearing liabilities:
Demand deposits	63,212			56,146
Other	3,594			3,868
Common stock subject to repurchase obligation	1,390			1,118
Shareholders’ equity	48,946			46,450

Total liabilities and shareholders’ equity	$497,665			$468,449

Net interest income		$7,964			$8,313

Interest rate spread			3.44%			3.86%

Net yield on interest earning assets			3.59%			4.02%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $223,000 and $7,000, respectively, for 2011 and $207,000 and $53,000, respectively, for 2010.

(2)	Average balance includes average non-accrual loan balances of $5,919,000 in 2011 and $7,365,000 in 2010.

(3)	Interest income includes loan fees of $249,000 in 2011 and $251,000 in 2010.

(4)	Average balance includes average unrealized gain of $349,000 in 2011 and $627,000 in 2010 on available for sale securities.

(5)	Includes $15,352,000 in 2011 and $15,700,000 in 2010 relating to goodwill and other intangible assets.

(6)	Includes $52,363,000 in 2011 and $28,521,000 in 2010 of federal reserve deposit accounts.

Table 2 — Changes in Tax-Equivalent Net Interest Income
(Dollars in Thousands)

	Six Months Ended June 30			Six Months Ended June 30
	2011 Over 2010			2010 Over 2009
	Increase (Decrease) Due To			Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest income on:
Loans	$(204)	$(544)	$(748)	$(152)	$(219)	$(371)
Taxable securities	(190)	176	(14)	(223)	(121)	(344)
Tax-exempt securities	(32)	80	48	(17)	(60)	(77)
Federal funds sold	3	38	41	9	28	37

Total interest earning assets	$(423)	$(250)	$(673)	$(383)	$(372)	$(755)

Interest expense on:

Demand deposits	$(51)	$34	$(17)	$(93)	$5	$(88)
Savings deposits	(21)	3	(18)	(11)	(6)	(17)
Time deposits	(240)	(13)	(253)	(410)	17	(393)
Securities sold under agreements to repurchase and federal funds purchased	3	1	4	(2)	1	(1)
Other borrowings	53	(93)	(40)	(114)	97	(17)
Subordinated debentures	—	—	—	(41)	—	(41)

Total interest bearing liabilities	$(256)	$(68)	$(324)	$(671)	$114	$(557)

Net interest income	$(167)	$(182)	$(349)	$288	$(486)	$(198)

     Tax equivalent net interest income decreased $349,000, or 4.2%, in the first six months of 2011 compared to the same period in 2010. This was a result of an $182,000 net decrease due to volume changes comparing the first six months of 2011 with the first six months of 2010 on a tax equivalent basis and a $167,000 net decrease due to rate changes for the same comparable period.
     The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $230,000 and $260,000, respectively, for the six months ended June 30, 2011 and 2010. These adjustments were computed using a 34% federal income tax rate.
     Provision for Loan Losses
     The provision for loan losses is based on an analysis of additions to the allowance for loan losses believed to be appropriate. The provision is charged to income to bring the allowance for loan losses to a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly, if necessary, to reflect changes in the factors above, and actual charge-off experience and any known losses.
     The provision for loan losses for the three and six month periods ended June 30, 2011 was $375,000 and $500,000, respectively, compared to a provision for loan losses in the three and six month periods of 2010 of $150,000 and $350,000, respectively.

     The allowance for loan losses was 1.77% of total loans at June 30, 2011 compared to 1.84% at December 31, 2010 and 1.77% at June 30, 2010.
     Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2011 and 2010 were as follows:
(Dollars in Thousands)

	June 30, 2011		June 30, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$446	$59	$245	$23
Residential real estate	346	12	401	27
Consumer	117	46	153	50

Total	$909	$117	$799	$100

     Net charge-offs in the first six months of 2011 were $792,000, or 0.52%, of loans on an annualized basis. Net charge-offs in the first six months of 2010 were $699,000, or 0.43%, of loans on an annualized basis.
     Non-interest income
     Non-interest income for the three month periods ended June 30, 2011 and 2010 was $1,654,000 and $1,714,000, respectively. Non-interest income for the six month periods ended June 30, 2011 and 2010 was $3,309,000 and $3,338,000, respectively.
     Trust fees increased 20.6%, or $50,000, in the second quarter of 2011 compared to the second quarter of 2010. Trust fees increased $72,000, or 14.5%, in the first six months of 2011 compared to the same period in 2010. Changes to the trust department fee structure and new account relationships are the primary causes for the increase.
     Net gains on loan sales increased 27.3%, or $44,000, in the second quarter of 2011 compared to the second quarter of 2010. Net gains on loan sales increased 85.8%, or $241,000, in the first six months of 2011 compared to the same period in 2010. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. An increase in mortgage lending staff during the second half of 2010 resulted in higher production volumes in the second quarter and first six months of 2011 as compared to the same periods of 2010.
     Income from loan servicing increased 50.6%, or $43,000, in the second quarter of 2011 compared to the second quarter of 2010. Income from loan servicing increased 38.0%, or $62,000, in the first six months of 2011 compared to the same period in 2010. Increased balances in loans sold in the secondary market in the second half of 2010 and the first half of 2011 resulted in higher loan servicing income.
     During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds. During the second quarter of 2010, the Company recorded income on security calls and sales of $207,000.
     Non-interest expense
     Non-interest expense for the three month period ended June 30, 2011 was $4,188,000 compared to $4,557,000 for the same period in 2010, a decrease of 8.1% or $369,000. Non-interest expense for the six month periods ended June 30, 2011 and 2009 was $8,644,000 and $9,247,000, respectively.
     Professional and outside services decreased $33,000, or 14.2% and $105,000 or 20.0%, respectively in the second quarter and first six months of 2011 as compared to 2010. Collection related legal fees decreased $77,000 as foreclosure activity and collection activity involving litigation slowed during the first six months of 2011.

     Expenses relating to OREO property decreased $68,000 or 44.2% and $221,000 or 62.8%, respectively in the second quarter and first six months of 2011 as compared to the same periods of 2010. Property expenses are down as the Company had fewer OREO properties during this period than the same period of 2010.
     Federal income taxes
     The Company had an income tax provision of $389,000 for the six months ended June 30, 2011 compared to $289,000 for the comparable period of 2010. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate at June 30, 2010 to 16.1%. The effective tax rate for the six month period ended June 30, 2011 was 20.5%. Tax-exempt income continues to have a major impact on the Company’s tax provision and effective tax rate. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision.
Financial Condition
     Assets
     Total assets at June 30, 2011 were $481.3 million, a decrease of $12.6 million compared to December 31, 2010. Cash and cash equivalents totaled $44.9 million at June 30, 2011, a decrease of $33.9 million compared to December 31, 2010. The decrease was primarily due to excess cash being invested in securities. Securities available-for-sale totaled $88.0 million at June 30, 2011, an increase of $28.8 million compared to December 31, 2010. Gross loans totaled $305.6 million at June 30, 2011, a decrease of $3.9 million, or 1.3%, compared to December 31, 2010.
     Nonperforming assets
     Nonperforming assets include non-accrual loans, loans modified under troubled debt restructurings, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosure and in lieu of foreclosure.
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
     In the course of working with borrowers, the Company may choose to restructure the contractual terms of certain loans. The Company attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by the Company to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, the Company grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

     The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:
(Dollars in thousands)

	6/30/11	12/31/10	6/30/10
Nonaccrual loans:
Commercial and commercial real estate	$3,971	$3,755	$5,740
Real estate mortgage	1,943	1,451	1,858
Consumer	39	87	80

	5,953	5,293	7,678

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	370	1	701
Real estate mortgage	212	—	—
Consumer	—	—	—

	582	1	701

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	1,959	1,745	819
Real estate mortgage	1,143	1,552	697
Consumer	—	—	—

	3,102	3,297	1,516

Total nonperforming loans	9,637	8,591	9,895
Other real estate	863	1,247	831

Total nonperforming assets	$10,500	$9,838	$10,726

Nonperforming loans to total loans	3.15%	2.78%	3.05%

Nonperforming assets to total assets	2.18%	1.99%	2.29%

     The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $1,628,000 at June 30, 2011, $1,375,000 at December 31, 2010 and $2,699,000 at June 30, 2010.
     Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At June 30, 2011, December 31, 2010 and June 30, 2010, the Company had loans of $10.2 million, $10.8 million and $10.1 million, respectively, which were considered impaired.
     In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.
     Liabilities
     Deposits totaled $397.1 million at June 30, 2011, a decrease of $12.8 million, or 3.1%, from December 31, 2010. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth. The Company closed three branches during late 2010 and early 2011. Two of the locations are supported by other branch facilities in near proximity. One location, Cassopolis, was located outside of the Company’s primary market area. Deposit reductions from this location since December 31, 2010 totaled $5.2 million. In addition, the Company made the strategic decision based on current liquidity levels to reduce certificate of deposit rates and specials. As a result, certificate balances from non-core customers have declined in the first six months of 2011.

     Shareholders’ equity
     Total shareholders’ equity amounted to $49.7 million at June 30, 2011, an increase of $1.9 million from December 31, 2010. The increase was primarily attributable to the net income for the period, less dividends to shareholders, and an increase in accumulated other comprehensive income due to the increase in market value of securities held for sale.
     The following table summarizes the Company’s regulatory capital ratios as of June 30, 2011 and December 31, 2010:

			Minimum Required for
	June 30, 2011	December 31, 2010	Capital Adequacy Purposes
Total risk-based capital ratio	14.0%	13.7%	8.0%
Tier I capital ratio	12.8%	12.4%	4.0%
Leverage ratio	8.5%	8.2%	4.0%
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
     SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $37.8 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.
     The Company’s balances in federal funds sold and short term interest bearing balances with banks were $34.9 million at June 30, 2011, compared to $68.4 million at December 31, 2010 and $32.4 million at June 30, 2010. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.
     The Company’s principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T. The payment of dividends by SMB&T is subject to legal and regulatory restrictions. At June 30, 2011, using the most restrictive of these restrictions, the aggregate cash dividends that SMB&T could pay the Company without prior regulatory approval was approximately $6 million.
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
     An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d — 15(e) under the Exchange Act) as of June 30, 2011. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.
     There was no change in the Company’s internal control over financial reporting that occurred during the three months ended June 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

Part II. Other Information

Item 6.	Exhibits
     Exhibits. The following exhibits are filed as part of this report on Form 10-Q:

Exhibit
Number	Document
3.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934

Signatures
Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

SOUTHERN MICHIGAN BANCORP, INC.
Date: August 12, 2011	By:	/s/ John H. Castle
John H. Castle
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 12, 2011	By:	/s/ Danice L. Chartrand
Danice L. Chartrand
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit
Number	Document
3.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(2)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934