Form 10-Q
period 2011-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2011-11-14
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the transition period from              to

Commission File Number: 000-49772

SOUTHERN MICHIGAN BANCORP, INC.

(Exact Name of Registrant as Specified in its Charter)

Michigan	38-2407501
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

51 West Pearl Street Coldwater, Michigan	49036
(Address of Principal Executive Offices)	(Zip Code)

(517) 279-5500

(Registrant’s Telephone Number, Including Area Code)

Indicate by check mark whether the Registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the Registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the Registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the Registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares outstanding of the Registrant’s Common Stock, $2.50 par value, as of November 12, 2011, was 2,358,599 shares.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements may be identified by words or phrases such as “outlook”, “plan”, or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “judgment”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to real estate valuation, future levels of non-performing loans, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, the effects of new or changed accounting standards and the effects of existing or new laws or regulations (or interpretations thereof). All statements with references to future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management’s assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to sell other real estate at carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2010. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2011	December 31, 2010
ASSETS
Cash and cash equivalents	$72,224	$78,833
Federal funds sold	265	275
Securities available for sale	85,890	59,228
Loans held for sale	930	2,637
Loans, net of allowance for loan losses of $5,398 - 2011 ($5,694 - 2010)	308,228	303,830
Premises and equipment, net	12,498	12,599
Accrued interest receivable	2,416	2,107
Net cash surrender value of life insurance	10,216	9,965
Goodwill	13,422	13,422
Other intangible assets, net	1,751	2,005
Other assets	7,521	8,979

TOTAL ASSETS	$515,361	$493,880

LIABILITIES
Deposits:
Non-interest bearing	$61,468	$59,942
Interest bearing	367,793	349,959

Total deposits	429,261	409,901
Securities sold under agreements to repurchase and overnight borrowings	16,166	15,027
Accrued expenses and other liabilities	3,956	4,476
Other borrowings	8,495	10,079
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, shares outstanding – 112,002 in 2011 (107,627 shares in 2010)	1,344	1,399

Total liabilities	464,377	446,037

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued – 2,358,599 shares in 2011 (2,340,717 shares in 2010) Outstanding (other than ESOP shares) – 2,246,597 shares in 2011 (2,233,090 shares in 2010)	5,616	5,583
Additional paid-in capital	18,173	18,033
Retained earnings	26,736	24,692
Accumulated other comprehensive income (loss), net	661	(168)
Unearned Employee Stock Ownership Plan shares	(202)	(297)

Total shareholders’ equity	50,984	47,843

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$515,361	$493,880

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2011	2010	2011	2010
Interest income:
Loans, including fees	$4,512	$4,878	$13,359	$14,427
Securities:
Taxable	164	151	473	474
Tax-exempt	237	178	671	580
Other	31	42	129	99

Total interest income	4,944	5,249	14,632	15,580

Interest expense:
Deposits	771	928	2,418	2,863
Other	146	172	453	515

Total interest expense	917	1,100	2,871	3,378

Net interest income	4,027	4,149	11,761	12,202
Provision for loan losses	375	425	875	775

Net interest income after provision for loan losses	3,652	3,724	10,886	11,427

Non-interest income:
Service charges on deposit accounts	489	652	1,568	1,834
Trust fees	284	244	852	740
Net gains on security calls and sales	2	—	4	207
Net gains on loan sales	309	403	831	684
Earnings on life insurance assets	87	93	251	243
Gain on life insurance proceeds	—	—	—	156
Income from loan servicing	98	79	323	242
Brokerage income	76	49	170	168
ATM and debit card fee income	263	235	755	660
Other	113	83	276	242

Total non-interest income	1,721	1,838	5,030	5,176

Non-interest expense:
Salaries and employee benefits	2,378	2,529	7,262	7,467
Occupancy, net	230	324	939	1,068
Equipment	158	229	565	683
Printing, postage and supplies	139	146	382	437
Telecommunication expenses	74	107	271	281
Professional and outside services	253	160	673	685
FDIC assessments	101	157	376	473
Software maintenance	110	94	325	302
Amortization of other intangibles	85	87	254	262
Expenses relating to OREO property	72	32	203	384
ATM expenses	93	81	267	246
Other	545	482	1,365	1,387

Total non-interest expense	4,238	4,428	12,882	13,675

INCOME BEFORE INCOME TAXES	1,135	1,134	3,034	2,928
Federal income tax provision	248	264	637	553

NET INCOME	$887	$870	$2,397	$2,375

Basic Earnings Per Common Share	$0.38	$0.38	$1.03	$1.03

Diluted Earnings Per Common Share	0.38	0.38	1.03	1.03

Dividends Declared Per Common Share	0.05	0.05	0.15	0.15

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

For the Nine Months Ended September 30, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734
Comprehensive income:
Net income			2,375			2,375
Net change in other comprehensive income items				50		50

Total comprehensive income						2,425
Cash dividends declared - $.15 per share			(351)			(351)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				—
Vesting of restricted stock		58				58
Forfeiture of restricted stock (1,018 shares)	(2)	2				—
Change in common stock subject to repurchase	(6)	(282)				(288)
Reduction of ESOP obligation					110	110
Stock option expense		57				57

Balance at September 30, 2010	$5,591	$18,152	$24,086	$243	$(327)	$47,745

Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843
Comprehensive income:
Net income			2,397			2,397
Net change in other comprehensive income items				829		829

Total comprehensive income						3,226
Cash dividends declared - $.15 per share			(353)			(353)
Vesting of restricted stock		72				72
Forfeiture of restricted stock (643 shares)	(2)	2				—
Change in common stock subject to repurchase	(11)	66				55
Issuance of restricted stock (18,525 shares of common stock at $12.70)	46	(46)				—
Reduction of ESOP obligation					95	95
Stock option expense		46				46

Balance at September 30, 2011	$5,616	$18,173	$26,736	$661	$(202)	$50,984

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2011	2010
Operating Activities
Net income	$2,397	$2,375
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	875	775
Depreciation	654	746
Net amortization of investment securities	335	402
Loans originated for sale	(27,706)	(29,955)
Proceeds on loans sold	30,244	30,129
Net gains on loan sales	(831)	(684)
Gain on life insurance proceeds	—	(156)
Stock option and restricted stock grant compensation expense	118	115
Net gains on security calls and sales	(4)	(207)
Net loss from sale or write down of other real estate owned and repossessed assets	136	241
Amortization of other intangible assets	254	262
Net loss on disposal of premises and equipment	8	(3)
Net change in obligation under ESOP	95	110
Net change in:
Accrued interest receivable	(309)	(312)
Cash surrender value	(251)	(243)
Other assets	988	935
Accrued expenses and other liabilities	(521)	144

Net cash from operating activities	6,482	4,674

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	—	7,445
Proceeds from maturities and calls	28,503	32,163
Purchases	(54,240)	(40,836)
Net change in federal funds sold	10	2,319
Loan originations and payments, net	(5,925)	10,940
Proceeds from life insurance	—	421
Proceeds from sale of other real estate owned and repossessed assets	559	717
Proceeds from sale of equipment	57	15
Additions to premises and equipment	(618)	(556)

Net cash from investing activities	(31,654)	12,628

Financing Activities
Net change in deposits	19,360	21,083
Net change in securities sold under agreements to repurchase and overnight borrowings	1,139	2,077
Proceeds from other borrowings	—	5,000
Repayments of other borrowings	(1,584)	(5,514)
Cash dividends paid	(352)	(351)

Net cash from financing activities	18,563	22,295

Net change in cash and cash equivalents	(6,609)	39,597
Beginning cash and cash equivalents	78,833	24,814

Ending cash and cash equivalents	$72,224	$64,411

Cash paid for interest	$2,913	$3,415
Cash paid for income taxes	350	250
Transfers from loans to other real estate owned	652	747

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO INTERIM CONSOLIDATED FINANCIAL STATEMENTS (UNAUDITED)

NOTE A – SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2011 are not necessarily indicative of the results that may be expected for the year ending December 31, 2011.

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

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards: In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which increases disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements of ASU 2010-20 were disclosed in the Company’s December 31, 2010 consolidated financial statements. Other required disclosures about activity that occurs during an interim reporting period are effective for periods beginning on or after December 15, 2010, and are disclosed for the period ended September 30, 2011 in Note D.

In December 2010, the FASB issued ASU No. 2010-29 “Business Combinations (Topic 805) - Disclosure of Supplementary Pro Forma Information for Business Combinations.” If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

In December 2010, the FASB issued ASU No. 2010-28 “Intangibles - Goodwill and Other (Topic 350) - When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts.” ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have an impact on the Company’s financial condition, results of operations, or disclosures for the period ended September 30, 2011 because the most recent Step 1 goodwill impairment test was performed as of November 30, 2010 and did not result in a negative carrying amount.

In April 2011, FASB issued ASU No. 2011-02 “Receivables (Topic 310) - A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring.” ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective July 1, 2011, retrospectively to January 1, 2011, and did not have any impact on the Company’s financial condition or results of operations.

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

In September 2011, FASB issued ASU 2011-08, “Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment”. The amendments in ASU 2011-08 gives the entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after the assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company does not anticipate early adoption of ASU 2011-08.

NOTE C – EARNINGS PER SHARE

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2011 and 2010 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2011	Three Months Ended September 30, 2010	Nine Months Ended September 30, 2011	Nine Months Ended September 30, 2010
Basic earnings per share:
Net income	$887	$870	$2,397	$2,375

Weighted average common shares outstanding	2,358,599	2,340,717	2,347,655	2,339,121
Less unallocated ESOP shares	19,692	28,799	21,911	28,604

Weighted average common shares outstanding for basic earnings per share	2,338,907	2,311,918	2,325,744	2,310,517
Basic earnings per share	$0.38	$0.38	$1.03	$1.03

Diluted earnings per share:
Net income	$887	$870	$2,397	$2,375

Weighted average common shares outstanding for basic earnings per share	2,338,907	2,311,918	2,325,744	2,310,517
Add: Dilutive effect of assumed exercise of stock options	4,427	3,986	4,519	3,312

Weighted average common and dilutive potential common shares outstanding	2,343,334	2,315,904	2,330,263	2,313,829

Diluted earnings per share	$0.38	$0.38	$1.03	$1.03

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 199,961 and 197,702 as of September 30, 2011 and 2010, respectively.

NOTE D – ALLOWANCE FOR LOAN LOSSES

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan (commercial, mortgage or consumer), which in some instances may be different than how the loans are categorized for regulatory reporting purposes. Required disclosures about activity in the allowance for loan losses for reporting periods subsequent to December 15, 2010 are provided below for the nine months ended September 30, 2011.

The following is an analysis of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the nine month period ended September 30, 2011 and as of December 31, 2010 (in thousands):

	2011
September 30, 2011	Commercial including CRE	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total	2010
Allowance for Loan Losses:
Balance at January 1	$4,239	$87	$1,211	$157	$5,694	$6,075
Provision for loan losses	379	29	368	99	875	775
Loans charged off	(699)	(58)	(457)	(105)	(1,319)	(1,261)
Recoveries	118	17	9	4	148	139

Balance at September 30	$4,037	$75	$1,131	$155	$5,398	$5,728

Ending balance individually evaluated for impairment	$749	—	$190	—	$939

Ending balance collectively evaluated for impairment	$3,288	$75	$941	$155	$4,459

Total Loans:
Ending balance	$224,665	$8,158	$67,488	$13,315	$313,626

Ending balance individually evaluated for impairment	$6,964	$39	$3,107	$56	$10,166

Ending balance collectively evaluated for impairment	$217,701	$8,119	$64,381	$13,259	$303,460

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $130,000 and $55,000, respectively, for the nine months ended September 30, 2011.

December 31, 2010	Commercial including CRE	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
Allowance for Loan Losses:
Ending balance individually evaluated for impairment	$867	—	$300	$4	$1,171
Ending balance collectively evaluated for impairment	$3,372	$87	$911	$153	$4,523

Total	$4,239	$87	$1,211	$157	$5,694

Total Loans:
Ending balance	$216,401	$9,849	$69,437	$13,837	$309,524

Ending balance individually evaluated for impairment	$7,676	$87	$2,881	$122	$10,766

Ending balance collectively evaluated for impairment	$208,725	$9,762	$66,556	$13,715	$298,758

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2011 and December 31, 2010 (in thousands):

September 30, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$614	$—
Real estate - commercial	3,003	—
Real estate - construction	300	—
Consumer	39	—
Real estate mortgage	2,525	—
With an allowance recorded:
Commercial	368	70
Real estate - commercial	1,285	434
Real estate - construction	77	2
Consumer	—	—
Real estate mortgage	1,955	433

Total	$10,166	$939

December 31, 2010	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$608	$—
Real estate - commercial	2,685	—
Real estate - construction	—	—
Consumer	87	—
Real estate mortgage	2,495	—
With an allowance recorded:
Commercial	588	99
Real estate - commercial	1,823	413
Real estate - construction	583	173
Consumer	—	—
Real estate mortgage	1,897	486

Total	$10,766	$1,171

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of September 30, 2011 and December 31, 2010 by class of loans (in thousands):

September 30, 2011	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Non Accrual	Total Past Due & Non Accrual	Loans Not Past Due or Non Accrual	Total
Commercial	$191	$—	$447	$638	$57,732	$58,370
Real estate - commercial	43	—	3,217	3,260	140,536	143,796
Real estate - construction	—	—	377	377	12,742	13,119
Consumer	34	58	45	137	8,345	8,482
Real estate mortgage	552	1	2,144	2,697	87,162	89,859

Total	$820	$59	$6,230	$7,109	$306,517	$313,626

December 31, 2010	30-59 Days Past Due	60-89 Days Past Due	Greater than 90 Days Past Due & Non Accrual	Total Past Due & Non Accrual	Loans Not Past Due or Non Accrual	Total
Commercial	$277	$20	$217	$514	$58,249	$58,763
Real estate - commercial	184	—	2,295	2,479	133,892	136,371
Real estate - construction	—	—	583	583	10,552	11,135
Consumer	62	—	87	149	10,004	10,153
Real estate mortgage	737	28	2,112	2,877	90,225	93,102

Total	$1,260	$48	$5,294	$6,602	$302,922	$309,524

Modifications:

The Company’s loan portfolio also includes certain loans that have been modified in a Troubled Debt Restructuring (TDR), where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions. Certain TDRs are classified as nonperforming at the time of restructure and may only be returned to performing status after considering the borrower’s sustained repayment performance for a reasonable period, generally six months.

When the Company modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole source of repayment for the loan is the liquidation of the collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance.

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of September 30, 2011 as well as the amount of specific reserves in the allowance for loan losses relating to the TDRs (in thousands):

September 30, 2011	Number of Loans	Amount	Specific Reserves Allocated
Commercial	2	$751	$50
Real estate - commercial	5	1,752	34
Real estate - construction	1	157	—
Real estate - mortgage	18	1,545	122
Consumer	—	—	—

Total	26	$4,205	$206

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

As of September 30, 2011 and December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

September 30, 2011	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$46,118	$7,374	$4,878	$—	$—	$58,370
Real estate - commercial	121,311	14,496	7,412	—	577	143,796
Real estate - construction	7,195	1,043	682	—	4,199	13,119
Real estate - mortgage	9,070	1,144	3,121	—	76,524	89,859
Consumer	—	—	—	—	8,482	8,482

Total	$183,694	$24,057	$16,093	$—	$89,782	$313,626

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$44,819	$12,821	$1,123	$—	$—	$58,763
Real estate - commercial	110,384	19,054	6,311	370	252	136,371
Real estate - construction	2,371	1,047	4,630	—	3,087	11,135
Real estate - mortgage	7,096	2,892	2,700	—	80,414	93,102
Consumer	—	—	—	—	10,153	10,153

Total	$164,670	$35,814	$14,764	$370	$93,906	$309,524

NOTE E – STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 stock option plan terminated. As of September 30, 2011, there were 99,007 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the nine months ended September 30, 2011:

	Shares	Weighted Average Price
Outstanding at beginning of year	218,977	$21.29
Granted	8,075	12.70
Exercised	—	—
Forfeited	6,026	18.23

Outstanding at September 30, 2011	221,026	$21.06

Options exercisable at September 30, 2011	141,276	$20.85

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company’s history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the nine months ended September 30, 2011:

Dividend yield	2.99%
Expected life	8 years
Expected volatility	23.40%
Risk-free interest rate	0.33%
Weighted average fair value of options granted during 2011	$1.86

The Company recorded compensation expense of $46,000 and $57,000, respectively, related to stock options during the nine month periods ended September 30, 2011 and 2010.

Restricted Stock – Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $72,000 and $58,000, respectively, during the nine months ended September 30, 2011 and 2010. As of September 30, 2011, there was $408,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan, which is expected to be recognized over a weighted average period of 3.7 years.

A summary of restricted stock activity is as follows for the nine months ended September 30, 2011:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	30,593	$10.46
Granted	18,525	12.70
Vested	(7,166)	11.24
Forfeited	(643)	10.17

Nonvested at September 30, 2011	41,309	$11.33

NOTE F – FAIR VALUE INFORMATION

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2011 or December 31, 2010, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2011 and December 31, 2010, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2011		December 31, 2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$72,224	$72,224	$78,833	$78,833
Federal funds sold	265	265	275	275
Securities available for sale	85,890	85,890	59,228	59,228
Loans held for sale	930	930	2,637	2,637
Loans, net of allowance for loan losses	308,228	312,527	303,830	307,946
Accrued interest receivable	2,416	2,416	2,107	2,107
Financial liabilities:
Deposits	$(429,261)	$(431,560)	$(409,901)	$(406,143)
Securities sold under agreements to repurchase and overnight borrowings	(16,166)	(16,166)	(15,027)	(15,027)
Other borrowings	(8,495)	(8,635)	(10,079)	(9,835)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(129)	(129)	(171)	(171)

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

NOTE G – FAIR VALUE MEASUREMENTS

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of September 30, 2011 and December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

September 30, 2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$34,574	$—	$—	$34,574
U.S. Government sponsored entities	16,486	—	—	16,486
State and political subdivisions	—	31,604	2,705	34,309
Mortgage backed securities	—	521	—	521

Total available-for-sale securities	$51,060	$32,125	$2,705	$85,890
Nonrecurring:
Impaired loans	$—	$—	$9,227	$9,227
Other real estate owned	$—	$—	$1,233	$1,233

Impaired loans are reported net of a $939,000 allowance for loan losses.

December 31, 2010	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Available for Sale Securities:
U.S. Treasury and Federal agencies	$24,106	$—	$—	$24,106
U.S. Government sponsored entities	6,678	—	—	6,678
State and political subdivisions	—	22,378	2,992	25,370
Asset-backed securities	2,476	—	—	2,476
Mortgage backed securities	—	598	—	598

Total available-for-sale securities	$33,260	$22,976	$2,992	$59,228
Nonrecurring:
Impaired loans	$—	$—	$9,595	$9,595
Other real estate owned	$—	$—	$1,247	$1,247

Impaired loans are reported net of a $1,171,000 allowance for loan losses.

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine month period ended September 30, 2011 (in thousands):

Balance at January 1, 2011	$2,992
Net maturities and calls	(802)
Transfers into Level 3	—
Purchases	352
Unrealized net gains included in other comprehensive income	163

Balance at September 30, 2011	$2,705

NOTE H – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after September 30, 2011, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2011, have been recognized in the financial statements for the nine month period ended September 30, 2011. Events or transactions that provided evidence about conditions that did not exist at September 30, 2011, but arose before the financial statements were issued, have not been recognized in the financial statements for the nine month period ended September 30, 2011.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) for the three and nine month periods ended September 30, 2011 and 2010.

Executive Summary

Net income for the three and nine month periods ended September 30, 2011 was $887,000 and $2,397,000 respectively, compared to $870,000 and $2,375,000, respectively, for the same periods in 2010. Earnings per share were $0.38 and $1.03, respectively, for the three and nine month periods ended June 30, 2011 and 2010. Return on average assets was 0.64% for the first nine months of 2011 compared to 0.67% for the first nine months of 2010. Return on average shareholders’ equity was 6.46% for the first nine months of 2011 compared to 6.76% for the same period in 2010.

Total consolidated assets at September 30, 2011 were $515.4 million compared to $493.9 million at December 31, 2010. Total deposits at September 30, 2011 were $429.3 million compared to $409.9 million at December 31, 2010. Total shareholders’ equity was $51.0 million at September 30, 2011 compared to $47.8 million at December 31, 2010.

Results of Operations

Net Interest Income

The Company derives the greatest portion of its income from net interest income. Net interest margin for the nine month period ended September 30, 2011 was 3.63% compared to 4.02% for the same period of 2010, a decrease of 39 basis points. Average loan balances for the first nine months of 2011 decreased $16.6 million compared to the same period of 2010, while the average balance in the lower yielding categories federal funds sold and other and taxable securities increased $15.3 million and $24.2 million, respectively. This overall increase in lower yielding assets resulted in a 60 basis point reduction in total interest earning asset yield. This reduction was partially offset as the Company was able to lower its cost of funds by 23 basis points during the nine month period ended September 30, 2011 compared to the same period of 2010.

The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2011 and 2010, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 – Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):

	September 30, 2011			September 30, 2010
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$308,566	$13,370	5.78%	$325,105	$14,487	5.94%
Federal funds sold and other(6)	54,401	129	.32	39,090	99	.34
Taxable securities(4)	55,708	473	1.13	31,523	474	2.00
Tax-exempt securities(1)	25,869	1,016	5.24	20,925	878	5.59

Total interest earning assets	444,544	14,988	4.50	416,643	15,938	5.10
Non-interest earning assets:
Cash and due from banks	11,271			11,257
Other assets(5)	48,199			49,877
Less allowance for loan losses	(5,464)			(5,813)

Total assets	$498,550			$471,964

Interest bearing liabilities:
Demand deposits	$169,122	373	.29%	$145,878	386	.35%
Savings deposits	50,652	34	.09	47,756	58	.16
Time deposits	130,316	2,011	2.06	135,417	2,419	2.38
Securities sold under agreements to repurchase and federal funds purchased	15,331	37	.32	16,051	35	.29
Other borrowings	9,092	302	4.43	12,770	362	3.78
Subordinated debentures	5,155	114	2.95	5,155	118	3.05

Total interest bearing liabilities	379,668	2,871	1.01	363,027	3,378	1.24
Non-interest bearing liabilities:
Demand deposits	64,251			56,968
Other	3,793			4,006
Common stock subject to repurchase obligation	1,371			1,089
Shareholders’ equity	49,467			46,874

Total liabilities and shareholders’ equity	$498,550			$471,964

Net interest income		$12,117			$12,560

Interest rate spread			3.49%			3.86%

Net yield on interest earning assets			3.63%			4.02%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $345,000 and $11,000, respectively, for 2011 and $298,000 and $60,000, respectively, for 2010.
(2)	Average balance includes average non-accrual loan balances of $6,092,000 in 2011 and $7,473,000 in 2010.
(3)	Interest income includes loan fees of $385,000 in 2011 and $360,000 in 2010.
(4)	Average balance includes average unrealized gain of $569,000 in 2011 and $626,000 in 2010 on available for sale securities.
(5)	Includes $15,310,000 in 2011 and $15,656,000 in 2010 relating to goodwill and other intangible assets.
(6)	Includes $51,666,000 in 2011 and $34,271,000 in 2010 of federal reserve deposit accounts.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30 2011 Over 2010 Increase (Decrease) Due To			Nine Months Ended September 30 2010 Over 2009 Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest income on:
Loans	$(393)	$(724)	$(1,117)	$(75)	$(405)	$(480)
Taxable securities	(264)	263	(1)	(273)	(148)	(421)
Tax-exempt securities	(59)	197	138	(70)	(99)	(169)
Federal funds sold	(7)	37	30	2	55	57

Total interest earning assets	$(723)	$(227)	$(950)	$(416)	$(597)	$(1,013)

Interest expense on:
Demand deposits	$(69)	$56	$(13)	$(115)	$23	$(92)
Savings deposits	(27)	3	(24)	(20)	(8)	(28)
Time deposits	(320)	(88)	(408)	(582)	4	(578)
Securities sold under agreements to repurchase and federal funds purchased	4	(2)	2	1	3	4
Other borrowings	55	(115)	(60)	(14)	22	8
Subordinated debentures	(4)	—	(4)	(41)	—	(41)

Total interest bearing liabilities	$(361)	$(146)	$(507)	$(771)	$44	$(727)

Net interest income	$(362)	$(81)	$(443)	$355	$(641)	$(286)

Tax equivalent net interest income decreased $443,000, or 3.5%, in the first nine months of 2011 compared to the same period in 2010. This was a result of an $81,000 net decrease due to volume changes comparing the first nine months of 2011 with the first nine months of 2010 on a tax equivalent basis and a $362,000 net decrease due to rate changes for the same comparable period.

The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $356,000 and $358,000, respectively, for the nine months ended September 30, 2011 and 2010. These adjustments were computed using a 34% federal income tax rate.

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

The provision for loan losses for the three and nine month periods ended September 30, 2011 was $375,000 and $875,000, respectively, compared to a provision for loan losses in the three and nine month periods ended September 30, 2010 of $425,000 and $775,000, respectively.

The allowance for loan losses was 1.72% of total loans at September 30, 2011 compared to 1.84% at December 31, 2010 and 1.79% at September 30, 2010.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2011 and 2010 were as follows:

(Dollars in Thousands)

	September 30, 2011		September 30, 2010
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$570	$63	$361	$29
Residential real estate	562	13	687	28
Consumer	187	72	213	82

Total	$1,319	$148	$1,261	$139

Net charge-offs in the first nine months of 2011 were $1,171,000, or 0.50%, of loans on an annualized basis. Net charge-offs in the first nine months of 2010 were $1,122,000, or 0.47%, of loans on an annualized basis.

Non-interest income

Non-interest income for the three month periods ended September 30, 2011 and 2010 was $1,721,000 and $1,838,000, respectively. Non-interest income for the nine month periods ended September 30, 2011 and 2010 was $5,030,000 and $5,176,000, respectively.

Service charges on deposit accounts decreased 25.0%, or $163,000, in the third quarter of 2011 compared to the third quarter of 2010. Service charges on deposit accounts decreased 14.5%, or $266,000, in the first nine months of 2011 compared to the same period in 2010. The Company made changes to its overdraft protection program in July of 2010 and in June of 2011 to comply with regulatory guidance that became effective in August of 2010 and July of 2011, respectively. These changes resulted in a lower volume of non-sufficient fund items which reduced income.

Trust fees increased 16.4%, or $40,000, in the third quarter of 2011 compared to the third quarter of 2010. Trust fees increased $112,000, or 15.1%, in the first nine months of 2011 compared to the same period in 2010. Changes to the trust department fee structure and new account relationships are the primary causes for the increase.

Net gains on loan sales decreased 23.3%, or $94,000, in the third quarter of 2011 compared to the third quarter of 2010. Net gains on loan sales increased 21.5%, or $147,000, in the first nine months of 2011 compared to the same period in 2010. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgages are retained in the loan portfolio. An increase in mortgage lending staff during the second half of 2010 resulted in higher production volumes during the third quarter of 2010 and the first half of 2011, as compared to the third quarter of 2011 and first half of 2010.

Income from loan servicing increased 24.1%, or $19,000, in the third quarter of 2011 compared to the third quarter of 2010. Income from loan servicing increased 33.5%, or $81,000, in the first nine months of 2011 compared to the same period in 2010. Increased balances in loans sold in the secondary market in 2010 and the first nine months of 2011 resulted in higher loan servicing income.

ATM and debit card fee income increased 11.9%, or $28,000, in the third quarter of 2011 compared to the third quarter of 2010 and increased 14.4%, or $95,000, in the first nine months of 2011 compared to the same period of 2010. Increases are primarily due to increased volumes of approved transactions.

During the first quarter of 2010, the Company recorded a $156,000 gain from life insurance proceeds. During the second quarter of 2010, the Company recorded income on security calls and sales of $207,000.

Non-interest expense

Non-interest expense for the three month period ended September 30, 2011 was $4,238,000 compared to $4,428,000 for the same period in 2010, a decrease of 4.3% or $190,000. Non-interest expense for the nine month period ended September 30, 2011 was $12,882,000 compared to $13,675,000 for the same period of 2010, a decrease of $793,000, or 5.8%. Various cost saving initiatives were implemented during 2010 and continued into 2011 which have started to positively impact results.

Salaries & employee benefits decreased in both the three and nine month periods ending September 30, 2011 as a result of branch closures and other staff reductions.

Occupancy costs decreased $94,000, or 29.0% and $129,000 or 12.1%, respectively in the third quarter and first nine month of 2011 as compared to 2010. Between December 2010 and April 2011 the Bank closed three branches reducing occupancy costs.

FDIC assessment expense decreased $56,000 and $97,000, respectively, for the three and nine month periods ending September 30, 2011 due to the formula change used to calculate the FDIC assessments. The new formula was effective April 1, 2011.

Expenses relating to OREO property increased $40,000 and decreased $181,000, respectively in the third quarter and first nine months of 2011 as compared to the same periods of 2010. Year to date property expenses are down as the Company had fewer OREO properties throughout the year than during the same period of 2010.

Federal income taxes

The Company had an income tax provision of $637,000 for the nine months ended September 30, 2011 compared to $553,000 for the comparable period of 2010. The $156,000 gain on life insurance proceeds was a non-taxable event which, along with tax-exempt income from securities and loans, reduced the effective tax rate for the nine month period ended September 30, 2010 to 18.9%. The effective tax rate for the nine month period ended September 30, 2011 was 21.0%. Tax-exempt income continues to have a major impact on the Company’s tax provision and effective tax rate. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision.

Financial Condition

Assets

Total assets at September 30, 2011 were $515.4 million, an increase of $21.5 million compared to December 31, 2010. Securities available-for-sale totaled $85.9 million at September 30, 2011, an increase of $26.7 million compared to December 31, 2010. Gross loans totaled $313.6 million at September 30, 2011, an increase of $4.1 million, or 1.3%, compared to December 31, 2010.

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

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)

	9/30/11	12/31/10	9/30/10
Nonaccrual loans:
Commercial and commercial real estate	$4,317	$3,755	$4,470
Real estate mortgage	1,847	1,451	2,277
Consumer	39	87	83

	6,203	5,293	6,830

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	27	1	39
Real estate mortgage	—	—	—
Consumer	—	—	—

	27	1	39

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	1,946	1,745	815
Real estate mortgage	1,317	1,552	839
Consumer	—	—	—

	3,263	3,297	1,654

Total nonperforming loans	9,493	8,591	8,523
Other real estate	1,233	1,247	1,042

Total nonperforming assets	$10,726	$9,838	$9,565

Nonperforming loans to total loans	3.03%	2.78%	2.66%

Nonperforming assets to total assets	2.08%	1.99%	1.97%

The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $942,000 at September 30, 2011, $1,375,000 at December 31, 2010 and $2,273,000 at September 30, 2010.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At September 30, 2011, December 31, 2010 and September 30, 2010, the Company had loans of $9.9 million, $10.8 million and $10.7 million, respectively, which were considered impaired.

In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.

Liabilities

Deposits totaled $429.3 million at September 30, 2011, an increase of $19.4 million, or 4.7%, from December 31, 2010. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

The Company closed three branches during late 2010 and early 2011. Two of the locations are supported by other branch facilities in near proximity. One location, Cassopolis, was located outside of the Company’s primary market area. Deposit reductions from this location since December 31, 2010 totaled $5.9 million. In addition, the Company made the strategic decision based on current liquidity levels to reduce certificate of deposit rates and specials. As a result, certificate balances from non-core customers have declined in the first nine months of 2011.

Offsetting these decreases were third quarter increases due to retail deposit account balance increases as well as cyclical increases in balances for municipalities collecting property taxes and school systems receiving funds from the state. These cyclical balance increases are expected to return to more normal levels as the money is distributed and expended.

Shareholders’ equity

Total shareholders’ equity amounted to $51.0 million at September 30, 2011, an increase of $3.1 million from December 31, 2010. The increase was primarily attributable to the net income for the period, less dividends to shareholders, and an increase in accumulated other comprehensive income due to the increase in the fair value of securities held for sale.

The following table summarizes the Company’s regulatory capital ratios as of September 30, 2011 and December 31, 2010:

	September 30, 2011	December 31, 2010	Minimum Required for Capital Adequacy Purposes
Total risk-based capital ratio	14.1%	13.7%	8.0%
Tier I capital ratio	12.8%	12.4%	4.0%
Leverage ratio	8.7%	8.2%	4.0%

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

SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $37.7 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

The Company’s balances in federal funds sold and short term interest bearing balances with banks were $61.2 million at September 30, 2011, compared to $68.4 million at December 31, 2010 and $52.5 million at September 30, 2010. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Company’s principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T. The payment of dividends by SMB&T is subject to legal and regulatory restrictions. At September 30, 2011, using the most restrictive of these restrictions, the aggregate cash dividends that SMB&T could pay the Company without prior regulatory approval was approximately $6 million.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d – 15(e) under the Exchange Act) as of September 30, 2011. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended September 30, 2011 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN MICHIGAN BANCORP, INC.

Date: November 14, 2011	By:	/S/ JOHN H. CASTLE
John H. Castle
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2011	By:	/S/ DANICE L. CHARTRAND
Danice L. Chartrand
Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)

Exhibit Index

Exhibit Number	Document

3.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on July 13, 2007 in Southern Michigan Bancorp Inc.’s Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

31.1	Certification of Chairman of the Board and Chief Executive Officer under Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Senior Vice President, Chief Financial Officer, Secretary and Treasurer under Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	As provided in Rule 406T of Regulation S-T, this information is furnished and not filed for purposes of Sections 11 and 12 of the Securities Act of 1933 and Section 18 of the Securities Exchange Act of 1934