Form 10-K
period 2011-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2012-03-30
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2011

☐	Transition Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

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

None

(Title of Class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes  ☐    No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.     Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes   ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes   ☒    No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act (Check one):

Large accelerated filer	☐	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if smaller reporting company)	Smaller reporting company	☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the average bid and asked price of the common stock, as of June 30, 2011 was $26,272,625.

The number of shares outstanding of the registrant’s common stock, $2.50 par value, as of March 9, 2012, was 2,376,724 shares.

FORWARD-LOOKING STATEMENTS

This report contains forward-looking statements that are based on management's beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements are identifiable by words or phrases such as “outlook”, “plan” or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in our credit quality metrics, future capital levels, future charge-off levels, real estate valuation, future levels of non-performing assets and costs associated with administration and disposition of non-performing assets, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, future profitability levels, future FDIC assessment levels, future effects of new or changed accounting standards, the effects on earnings of changes in interest rates and the future level of other revenue sources. Management's determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment), and management’s assumptions concerning pension and other postretirement benefit plans involves judgments that are inherently forward-looking. All statements with references to future time periods are forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Our ability to successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Therefore, actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements.

Risk factors include, but are not limited to, the risk factors described in “Item 1A – Risk Factors” of this report. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

PART I

Item 1.	Business

As used in this report, the terms “Southern,” the “Company,” “we,” “our,” and “us” mean Southern Michigan Bancorp, Inc. and its subsidiaries, unless the context indicates another meaning. The terms "Southern Michigan Bank" and the "Bank" means Southern Michigan Bank & Trust.

General

Southern Michigan Bancorp, Inc. is a bank holding company registered under the Bank Holding Company Act of 1956. Southern was incorporated on March 1, 1982, as a Michigan corporation. Southern acquired all of the capital stock of Southern Michigan Bank & Trust, a Michigan state-chartered bank, in November 1982. Southern is also the parent company of Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. Southern Michigan Bank is the parent company of FNB Financial Services, Inc., a Michigan corporation.

Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment—commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 15 banking offices located in Battle Creek, Camden, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

On December 1, 2007, we completed the acquisition of FNB Financial Corporation (“FNB”) and its subsidiary bank, FNB Financial. On April 24, 2009, FNB Financial was consolidated with and into the Bank.

At December 31, 2011, on a consolidated basis, we had assets of $509.2 million, deposits of $420.5 million, a net loan portfolio of $327.4 million, trust assets under management totaling $213.6 million, and shareholders’ equity of $51.9 million. During 2011, 2010, and 2009, our interest income accounted for approximately 70%, 69% and 70%, respectively, of our operating revenues and our non-interest income accounted for 30%, 31% and 30%, respectively, of our operating revenues. Additional information about our consolidated financial condition as of December 31, 2011 and 2010 and the results of our operations for the three years ended December 31, 2011, may be found throughout this report, including in “Management's Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes, which information is here incorporated by reference.

We have no material foreign loans, assets or activities. No material part of our business is dependent on a single customer or very few customers, the loss of which would have a material adverse effect on us.

Our headquarters and administrative offices are located at 51 West Pearl Street, Coldwater, Michigan 49036, and our telephone number is (517) 279-5500. Our internet website address is www.smb-t.com. We make available free of charge through our website the periodic reports and amendments to those reports that we are required to file or furnish with the SEC as soon as reasonably practicable after filing or furnishing such reports with the SEC. The information on our website address is not incorporated by reference into this report, and the information on the website is not part of this report.

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

Recent Regulatory Developments

Dodd-Frank Act: The Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 ("Dodd-Frank Act"), was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the federal Bureau of Consumer Financial Protection ("BCFP"), and requires the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact the Company’s business. Compliance with these new laws and regulations will likely result in additional costs, which could be significant and could adversely impact the Company's results of operations, financial condition or liquidity.

Deposit Insurance: The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Additional information about these changes may be found below under the heading “Southern Michigan Bank.”

On November 12, 2009, the FDIC adopted a final rule on assessment regulations to require depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The projected assessment base for each quarter represented the September 30, 2009 assessment base increased quarterly by a 5 percent annual growth rate. This rule, and the Bank’s corresponding December 30, 2009 premium payment, resulted in a prepaid assessment for the Bank of $1.2 million and $1.6 million at December 31, 2011 and 2010, respectively.

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

Debit Card Interchange Fees and Routing: The Federal Reserve Board in June 2011 issued a rule to implement a provision in the Dodd-Frank Act that requires it to set debit-card interchange fees so they are “reasonable and proportional” to the cost of the transaction incurred by the card issuer. The rule could result in a significant reduction in banks’ debit-card interchange revenue. Though the rule technically does not apply to institutions with less than $10 billion, there is concern that the price controls will harm community banks, such as Southern Michigan Bank, which will be pressured by the marketplace to lower their own interchange rates.

Southern

Southern is subject to supervision and regulation by the Federal Reserve System. Our activities are generally limited to owning or controlling Southern Michigan Bank and engaging in such other activities as the Federal Reserve System may determine to be closely related to banking. Prior approval of the Federal Reserve System, and in some cases various other government agencies, is required for us to acquire control of any additional bank holding companies, banks or other operating subsidiaries. We are subject to periodic examination by the Federal Reserve System, and are required to file with the Federal Reserve System periodic reports of our operations and such additional information as the Federal Reserve System may require.

Under Federal Reserve System policy, we are expected to act as a source of financial strength to the Bank and to commit resources to support the Bank. In addition, if the Michigan Office of Financial and Insurance Regulation (“OFIR”) deems the Bank’s capital to be impaired, OFIR may require the Bank to restore its capital by a special assessment on us as the Bank’s only shareholder. If we failed to pay any assessment, our directors would be required, under Michigan law, to sell the shares of the Bank’s stock owned by us to the highest bidder at either a public or private auction and use the proceeds of the sale to restore the Bank’s capital.

Southern is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to us, which indirectly limit our ability to pay dividends to our shareholders. Payment of dividends to us by the Bank, our principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank's ability to pay dividends to us is subject to the following restrictions:

•	A bank may not declare or pay a dividend if a bank’s surplus would be less than 20% of its capital after payment of the dividend.

•	A bank may not declare a dividend except out of net income then on hand after deducting its losses and bad debts.

•	A bank may not declare or pay a dividend until cumulative dividends on preferred stock, if any, are paid in full.

•	A bank may not pay a dividend from capital or surplus.

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

In a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Additional information on restrictions on payment of dividends by us and the Bank may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note Q of our consolidated financial statements, which information is here incorporated by reference.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

Southern Michigan Bank

Southern Michigan Bank is chartered under Michigan law and is subject to regulation by OFIR. Michigan banking laws place restrictions on various aspects of banking, including permitted activities, loan interest rates, branching, payment of dividends, and capital and surplus requirements.

The Bank’s deposits are insured by the FDIC to the extent provided by law. From time to time, the Bank is required to pay deposit insurance premiums to the Deposit Insurance Fund. The FDIC finalized changes to its deposit insurance assessment base effective April 1, 2011, which now uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Under this new calculation, most well-capitalized banks will pay 5 to 9 basis points annually, increasing to 35 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well-capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns. As of December 31, 2011 the Bank’s annual assessment rate under these new guidelines was 7.9 basis points.

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The FDIC has also specified by regulation the relevant capital levels for each of the categories.

The FDIC is required to take specified mandatory supervisory actions and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of the action depends upon the capital category in which the bank is placed. Subject to a narrow exception, the FDIC must generally appoint a receiver or conservator for a bank that is critically undercapitalized. A bank in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

As of December 31, 2011, the capital ratios of the Bank exceeded the minimum thresholds to be categorized as “well-capitalized” under applicable regulations. Note V of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

The Bank is a member of the Federal Home Loan Bank system. This provides certain advantages, including favorable borrowing rates for certain funds.

During 2011, the Bank paid $36,000 in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

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

Michigan banking laws do not significantly restrict interstate banking. The Michigan Banking Code of 1999 permits, in appropriate circumstances and with the approval of OFIR, (1) acquisition of Michigan banks by FDIC-insured banks, savings banks or savings and loan associations located in other states, (2) sale by a Michigan bank of branches to an FDIC-insured bank, savings bank or savings and loan association located in a state in which a Michigan bank could purchase branches of the purchasing entity, (3) consolidation of Michigan banks and FDIC-insured banks, savings banks or savings and loan associations located in other states having laws permitting such consolidation, (4) establishment of branches in Michigan by FDIC-insured banks located in other states, the District of Columbia or U.S. territories or protectorates having laws permitting a Michigan bank to establish a branch in such jurisdiction, and (5) establishment by foreign banks of branches located in Michigan. A Michigan bank holding company may acquire a non-Michigan bank and a non-Michigan bank holding company may acquire a Michigan bank.

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

Employees

As of December 31, 2011, Southern Michigan Bank employed 179 total employees equaling 171 full-time equivalent employees. Southern’s only employees as of the same date were its three executive officers (all of whom were also employed by Southern Michigan Bank).

Statistical Information

Additional statistical information describing our business appears in the following pages and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)	2011	2010	2009
U.S. government and Federal agencies	$51,391	$30,784	$30,311
States and political subdivisions	33,445	25,370	25,839
Asset-backed securities	2,476	2,476	—
Mortgage-backed securities	3,032	598	798

Total	$90,344	$59,228	$56,948

At the end of 2011 and 2010, the fair value of securities issued by the State of Michigan and all its political subdivisions totaled $26,314,000 and $19,903,000, respectively. No other securities held of any other single issuer were greater than 10% of shareholders' equity. At December 31, 2011, we had no investment in securities of issuers outside of the United States.

Presented below is the fair value of securities as of December 31, 2011 and 2010, a schedule of maturities of securities as of December 31, 2011, and the weighted average yields of securities as of December 31, 2011.

(Dollars in thousands)	Securities maturing within:
					Fair Value	Fair Value
	Less than	1 Year -	5 Years -	More than	at Dec. 31,	at Dec. 31,
	1 Year	5 Years	10 Years	10 Years	2011	2010
U.S. government and
Federal agencies	$13,254	$38,137	$—	$—	$51,391	$30,784
States and political subdivisions	3,345	12,312	13,742	4,046	33,445	25,370
Asset-backed securities	2,476	—	—	—	2,476	2,476
Mortgage-backed securities	—	29	129	2,874	3,032	598

Total securities	$19,075	$50,478	$13,871	$6,920	$90,344	$59,228

	Weighted average yields(1)
U.S. government and
Federal agency	0.63%	0.78%	—%	—%
States and political subdivisions	2.72	3.24	3.43	4.11
Asset-backed securities	2.63	—	—	—
Mortgage-backed securities	—	4.92	3.53	0.88

(1)	Yields are not presented on a tax-equivalent basis. The weighted average yields are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Loan Portfolio

Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial and agricultural	$70,056	$58,763	$61,855	$74,446	$84,937
Real estate—commercial	150,829	136,371	148,806	131,180	129,065
Real estate—construction	12,479	11,135	10,522	10,446	11,686
Real estate—residential	91,273	93,102	100,007	104,321	94,560
Consumer	8,167	10,153	11,889	14,917	15,730

Total loans, gross	$332,804	$309,524	$333,079	$335,310	$335,978

We have no foreign loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2011. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2011.

(Dollars in thousands)	Less than	1 Year -	More than
Loan Type	1 Year	5 Years	5 Years	Total
Commercial, agricultural, and real estate—commercial	$77,057	$134,044	$9,784	$220,885
Real estate—construction	8,508	3,312	659	12,479

Totals	$85,565	$137,356	$10,443	$233,364

	1 Year -	More than
Loan Sensitivity to Changes in Interest Rates	5 Years	5 Years	Total
Loans with fixed interest rates	$136,441	$10,443	$146,884
Loans with floating or adjustable interest rates	915	—	915

Totals	$137,356	$10,443	$147,799

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

Our credit review process and overall assessment of required allowances are based on ongoing quarterly assessments of the probable estimated losses inherent in our loan portfolio. We use these assessments in an effort to promptly identify potential problem loans within the portfolio, maintain an allowance for losses we believe to be adequate and take any necessary charge-offs. In addition to the individual review of larger commercial loans that exhibit probable or observed credit weaknesses, the commercial credit review includes the use of a risk grading system.

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

Real estate – commercial loans. We make non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including retail stores, office buildings, warehouses, apartment buildings, and other commercial properties. These loans typically have a higher degree of risk than residential lending. The increased risk is due primarily to the dependence of the borrower on the cash flow from the property or the business operated on the property to service the loan and larger individual loan amounts.

Real estate – residential loans. We make residential real estate loans secured by first mortgages on one-to four family residences, with a majority being single family residences. These loans are typically limited in relationship to the appraised value of the real estate and improvements at the time of origination of the loan.

Real estate – construction. Construction loans are made to finance land development before erecting new structures and to finance the construction of new buildings or additions to existing buildings. Many of the construction loans we make are to owner occupants for the construction of single family homes. Other loans we make are to builders and developers for various projects.

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

The following were classified as non-accrual, past due and restructured loans as of December 31:

(Dollars in thousands)	2011	2010	2009	2008	2007
Loans accounted for on a non-accrual basis	$5,703	$5,293	$7,585	$8,715	$4,405
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	6	1	14	437	429
Restructured loans	3,540	3,297	702	—	—

Totals	$9,249	$8,591	$8,301	$9,152	$4,834

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered in doubt, typically when payments are past due over 90 days, unless the loan is both well-secured and in the process of collection. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)	2011	2010	2009	2008	2007
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$342	$354	$463	$598	$278
Interest on non-performing loans that was actually recorded when received	$234	$228	$38	$34	$21

Potential Problem Loans

At December 31, 2011, there were $37.7 million of loans not disclosed above pursuant to Item III.C.1. of Industry Guide 3 where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. We have allocated $984,000 in the aggregate for specific loan losses for impaired loans as of December 31, 2011. However, our entire allowance for loan losses is available for potential problem loans.

Loan Concentrations

As of December 31, 2011, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest Bearing Assets

As of December 31, 2011, we had no interest bearing assets that would be required to be disclosed pursuant to Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)	2011	2010	2009	2008	2007
Balance at January 1	$5,694	$6,075	$7,104	$5,156	$3,302
Charge-offs:
Commercial and agricultural	63	278	1,350	1,943	81
Real estate – commercial	184	374	60	229	78
Real estate – construction	365	95	51	98	32
Real estate – residential	710	971	2,058	703	106
Consumer	239	313	407	370	228

Total charge-offs	1,561	2,031	3,926	3,343	525

Recoveries:
Commercial and agricultural	61	133	53	39	61
Real estate – commercial	2	6	2	10	10
Real estate – construction	43	—	—	55	—
Real estate – residential	12	108	4	9	—
Consumer	111	28	113	98	105

Total recoveries	229	275	172	211	176

Net charge-offs	1,332	1,756	3,754	3,132	349

Additions resulting from FNB acquisition	—	—	—	—	1,458
Additions charged to operations(1)	1,050	1,375	2,725	5,080	745

Balance at December 31	$5,412	$5,694	$6,075	$7,104	$5,156

Ratio of net charge-offs during the period to average loans outstanding during the period	.43%	.55%	1.13%	0.94%	0.13%

(1)	The allowance for loan losses is maintained at a level which, in management’s judgment, is believed to be adequate to absorb probable incurred loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors management considers in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, historical loan loss experience, loan volume, portfolio mix, concentrations of credit and lending policies, procedures, and personnel.

During 2011 management added $1.1 million to the allowance, during 2010 management added $1.4 million to the allowance and during 2009 management added $2.7 million to the allowance. The provision reflects net charge off experience and the changes in the Michigan economy and the local real estate market, as well as other changes in the dynamics of the loan portfolio, including the level of non-accrual and potential problem loans.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)	2011	2010	2009	2008	2007
Commercial (including agricultural,
real estate and construction)	$4,039	$4,239	$4,641	$5,327	$4,605
Real estate – residential (including first and junior lien holders)	1,305	1,368	1,162	1,614	396
Consumer	68	87	272	163	155

Total allowance	$5,412	$5,694	$6,075	$7,104	$5,156

The Securities and Exchange Commission’s Industry Guide 3 provides for a break down of the allowance for loan losses into major loan categories. We allocate the allowance among the various categories through an analysis of the loan portfolio composition, prior loan loss experience, evaluation of those loans identified as being probable problems in collection, results of examination by regulatory agencies and current economic conditions. The entire allowance is available to absorb any losses without regard to the category or categories in which the charged off loans are classified.

The following schedule presents the stratification of the loan portfolio by category, based on the amount of loans outstanding as a percentage of total loans for the respective years ended December 31.

	2011	2010	2009	2008	2007
Commercial and agricultural	21.1%	19.0%	18.6%	22.2%	25.3%
Real estate – commercial	45.3	44.0	44.6	39.1	38.4
Real estate – construction	3.7	3.6	3.2	3.1	3.5
Real estate – residential	27.4	30.1	30.0	31.1	28.1
Consumer	2.5	3.3	3.6	4.5	4.7

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)	2011		2010		2009
Noninterest-bearing demand	$64,760		$58,298		$55,934
Interest-bearing demand	173,888	0.30%	148,968	0.35%	142,931	0.43%
Savings	50,789	0.09%	47,937	0.15%	51,450	0.21%
Certificates of deposit	127,675	2.02%	136,369	2.34%	135,781	2.91%

Total	$417,112		$391,572		$386,096

The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2011.

(Dollars in thousands)
Maturing in less than 3 months	$10,770
Maturing in 3 to 6 months	6,803
Maturing in 6 to 12 months	7,738
Maturing in more than 12 months	20,447

Total	$45,758

We have no foreign deposits.

Return on Equity and Assets

The following schedule presents ratios for the years ended December 31:

	2011	2010	2009
Return on assets (net income divided by average total assets)	0.68%	0.65%	0.41%
Return on equity (net income divided by average equity)	6.80%	6.56%	4.29%
Dividend payout ratio (dividends declared per share divided by net income per share)	15.23%	15.11%	24.13%
Equity to assets ratio (average equity divided by average total assets)	9.96%	9.87%	9.66%

Short Term Borrowings

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):

	2011	2010	2009
At December 31:
Outstanding balance	$18,074	$15,027	$14,799
Average interest rate	0.24%	0.30%	0.26%

Daily average for the year:
Outstanding balance	$16,162	$16,714	$14,789
Average interest rate	0.32%	0.30%	0.28%

Maximum outstanding at any month end	$18,074	$18,847	$14,799

Item 1A.	Risk Factors

Risks Related to Southern’s Business

The economic conditions in the State of Michigan could have a material adverse effect on our results of operations and financial condition.

Our success depends primarily on the general economic conditions in the State of Michigan and the specific local markets in which we operate. Unlike larger national or other regional banks that are more geographically diversified, we provide banking and financial services to customers primarily in southwest Michigan. The local economic conditions in this area have a significant impact on the demand for our products and services, as well as the ability of our customers to repay loans, the value of the collateral securing loans and the stability of our deposit funding sources. A significant decline in general economic conditions, caused by inflation, recession, acts of terrorism, outbreak of hostilities or other international or domestic occurrences, unemployment, changes in securities, financial, or credit markets or other factors could impact these local economic conditions and, in turn, have a material adverse effect on our results of operations and financial condition.

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

Restrictions on the Bank’s ability to pay dividends subjects Southern Michigan Bancorp to liquidity risk.

Southern Michigan Bancorp’s principal source of funds to pay cash dividends and to fund its corporate obligations is the earnings of and dividends paid by the Bank. Southern Michigan Bancorp’s corporate obligations include its obligation to pay interest and principal when and as due under its bank credit agreement, which is secured by a pledge of all of the stock of the Bank, and its obligation to pay interest and principal when due under its junior subordinated debt securities. If the Bank is unable to pay cash dividends to Southern Michigan Bancorp in an amount sufficient to fund these obligations and Southern Michigan Bancorp is unable to access liquidity from other sources, it may be unable to pay dividends and satisfy its other financial obligations. As of December 31, 2011, the Bank could pay $6.7 million of dividends to Southern Michigan Bancorp without prior regulatory approval and Southern Michigan Bancorp had limited liquid assets. Additional information related to our liquidity position may be found in Notes Q and R to the consolidated financial statements.

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

Liquidity risk is the possibility of being unable to meet obligations as they come due, pay deposits when withdrawn, capitalize on growth opportunities as they arise, or pay dividends because of an inability to liquidate assets or obtain adequate funding on a timely basis, at a reasonable cost and within acceptable risk tolerances. Liquidity is derived primarily from retail deposit growth and retention, principal and interest payments on loans and investment securities, net cash provided from operation and access to other funding sources. Liquidity is essential to our business. We must maintain sufficient funds to respond to the needs of depositors and borrowers. An inability to raise funds through deposits, borrowings, the sale or pledging as collateral of loans and other assets could have a material adverse effect on our liquidity. Our access to funding sources in amounts adequate to finance our activities could be impaired by factors that affect us specifically or the financial services industry in general. Factors that could detrimentally impact our access to liquidity sources include a decrease in the level of our business activity due to a market down turn or regulatory action that limits or eliminates our access to alternate funding sources. Our ability to borrow could also be impaired by factors that are nonspecific to us, such as severe disruption of the financial markets or negative expectations about the prospects for the financial services industry as a whole.

If Southern’s allowance for loan losses is not sufficient to cover actual loan losses, Southern’s earnings could decrease.

Southern’s loan customers may not repay their loans according to the terms of these loans, and the collateral securing the payment of these loans may be insufficient to assure repayment. Southern may experience significant loan losses, which could have a material adverse effect on its operating results. Southern’s management makes various assumptions and judgments about the collectibility of Southern’s loan portfolio, including the creditworthiness of its borrowers and the value of the real estate and other assets serving as collateral for the repayment of many of Southern’s loans. Southern maintains an allowance for loan losses to cover loan losses that may occur. In determining the size of the allowance, Southern relies on an analysis of its loan portfolio based on historical loss experience, volume and types of loans, trends in classification, volume and trends in delinquencies and non-accruals, national and local economic conditions, and other pertinent information.

If Southern’s assumptions are wrong, its current allowance may not be sufficient to cover loan losses, and adjustments may be necessary to allow for different economic conditions or adverse developments in Southern’s loan portfolio. Material increases to Southern’s allowance would materially decrease its net income and could materially decrease shareholders’ equity.

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

In addition, federal and state regulators periodically review Southern’s allowance for loan losses and may require Southern to increase its provision for loan losses or recognize further loan charge-offs based on judgments different than those of Southern’s management. Any increase in Southern’s allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material negative effect on Southern’s operating results and shareholders' equity.

Southern is subject to lending risk, which could materially adversely affect Southern’s results of operations and financial condition.

There are inherent risks associated with Southern’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where Southern operates. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on the Southern’s results of operations and financial condition.

Southern’s loan portfolio includes a substantial percentage of commercial and industrial loans, which may be subject to greater risks than those related to residential loans.

Southern’s loan portfolio includes a substantial percentage of commercial and industrial loans. Commercial and industrial loans generally carry larger loan balances and involve a greater degree of financial and credit risks than home equity loans or residential mortgage loans. Any significant failure to pay on time by Southern’s customers would hurt Southern’s earnings. The increased financial and credit risk associated with these types of loans is a result of several factors, including the concentration of principal in a limited number of loans and borrowers, the size of loan balances, the effects of general economic conditions on income-producing properties, and the increased difficulty of evaluating and monitoring these types of loans. The repayment of loans secured by commercial real estate is typically dependent upon the successful operation of the related real estate or commercial project. If the cash flow from the project is reduced, the borrower’s ability to repay the loan may be impaired. This cash flow shortage may result in the failure to make loan payments. In such cases, Southern may be compelled to modify the terms of the loan. In addition, the nature of these loans is such that they are generally less predictable and more difficult to evaluate and monitor. As a result, repayment of these loans may, to a greater extent than residential loans, be subject to adverse conditions in the real estate market or economy.

Prepayments of loans may negatively impact Southern’s business.

Generally, customers of Southern may prepay the principal amount of their outstanding loans at any time. The speed at which such prepayments occur, as well as the size of such prepayments, are within such customers’ discretion. If customers prepay the principal amount of their loans, and Southern is unable to lend those funds to other borrowers or invest the funds at the same or higher interest rates, Southern’s interest income will be reduced. A significant reduction in interest income could have a negative impact on Southern’s results of operations and financial condition.

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

Southern is subject to interest rate risk, which may negatively affect Southern’s earnings and the value of its assets.

Southern’s earnings and cash flows are largely dependent upon its net interest income. Net interest income is the difference between interest income earned on interest-earning assets, such as loans and securities, and interest expense paid on interest-bearing liabilities, such as deposits and borrowed funds. Interest rates are highly sensitive to many factors that are beyond Southern’s control, including general economic conditions and policies of various governmental and regulatory agencies and, in particular, the Federal Reserve Board. Changes in monetary policy, including changes in interest rates, could influence the interest Southern receives on loans and securities and the amount of interest it pays on deposits and borrowings. Such changes could also affect Southern’s ability to originate loans and obtain deposits and the fair value of Southern’s financial assets and liabilities. If the interest rates paid on deposits and other borrowings increase at a faster rate than the interest rates received on loans and other investments, Southern’s net interest income, and therefore earnings, could be adversely affected. Earnings could also be adversely affected if the interest rates received on loans and other investments fall more quickly than the interest rates paid on deposits and other borrowings.

Environmental liability associated with commercial lending could result in losses.

In the course of its business, Southern may acquire, through foreclosure, properties securing loans it has originated or purchased that are in default. Particularly in commercial real estate lending, there is a risk that hazardous substances could be discovered on these properties. In this event, Southern might be required to remove these substances from the affected properties at Southern’s sole cost and expense. The cost of this removal could substantially exceed the value of affected properties. Southern may not have adequate remedies against the prior owner or other responsible parties and could find it difficult or impossible to sell the affected properties. These events could have an adverse effect on Southern’s business, results of operations and financial condition.

Loss of Southern’s Chief Executive Officer or other executive officers could adversely affect its business.

Southern’s success is dependent upon the continued service and skills of its executive officers and senior management. If Southern loses the services of these key personnel, it could have a negative impact on Southern’s business because of their skills, years of industry experience and the difficulty of promptly finding qualified replacement personnel.

Southern may need to raise additional capital in the future, but that capital might not be available on acceptable terms or at all when it is needed.

Southern is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Southern expects that it may need to raise additional capital to maintain its regulatory capital at desired levels or support its growth. Southern’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside Southern’s control, and on its financial performance. Southern cannot assure you of its ability to raise additional capital on terms acceptable to Southern or at all. If Southern cannot raise additional capital when needed, its ability to maintain assets at current levels or expand its operations through organic growth and acquisitions could be materially impaired.

The Dodd-Frank Act may adversely impact Southern’s results of operations, financial condition or liquidity.

On July 21, 2010, the Dodd-Frank Wall Street Reform and Consumer Protection Act of 2010 (the "Dodd-Frank Act"), was signed into law by President Obama. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the federal Bureau of Consumer Financial Protection (the “BCFP”), and requires the BCFP and other federal agencies to implement many new and significant rules and regulations. At this time, it is difficult to predict the extent to which the Dodd-Frank Act or the resulting rules and regulations will impact our business in the future. Compliance with these new laws and regulations will likely result in additional costs and further reduce our non-interest income sources, which could be significant and could adversely impact our results of operations, financial condition or liquidity.

Southern is subject to extensive regulation that could limit or restrict its activities.

Southern operates in a highly regulated industry and is subject to examination, supervision, and comprehensive regulation by various federal and state agencies. Southern’s compliance with these regulations is costly and restricts certain of its activities, including payment of dividends, mergers and acquisitions, investments, loans and interest rates charged, interest rates paid on deposits and locations of offices. Southern is also subject to capitalization guidelines established by its regulators, which require Southern to maintain adequate capital to support its growth.

The laws and regulations applicable to the banking industry could change at any time, and Southern cannot predict the effects of these changes on its business and profitability. Future regulatory changes or accounting pronouncements may increase our regulatory capital requirements or adversely affect our regulatory capital levels. Because government regulation greatly affects the business and financial results of all commercial banks and bank holding companies, Southern’s cost of compliance could adversely affect its ability to operate profitably.

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

Southern’s ability to engage in routine funding transactions could be adversely affected by the actions and commercial soundness of other financial institutions. Financial services institutions are interrelated as a result of credit, trading, clearing, counterparty or other relationships between financial institutions. Southern has exposure to different counterparties, and Southern routinely executes transactions with counterparties in the financial industry. As a result, defaults by, or even rumors or questions about, one or more financial services institutions, or the financial services industry generally, have led to market-wide liquidity problems and could lead to losses or defaults by Southern or by other institutions. This is sometimes referred to as “systemic risk” and may adversely affect financial intermediaries, such as clearing agencies, clearing houses, banks, securities firms and exchanges, with which Southern interacts on a daily basis, and therefore could adversely affect Southern.

Many of these transactions expose Southern to credit risk in the event of default of counterparty. In addition, Southern’s credit risk may be exacerbated when the collateral held by Southern cannot be realized or is liquidated at prices not sufficient to recover the full amount of the financial instrument exposure due to Southern. There is no assurance that any such losses would not materially and adversely affect Southern’s business, results of operations or financial condition.

Competition from competing financial institutions and other financial service providers may adversely affect Southern’s profitability.

The banking business is highly competitive and Southern experiences competition in each of its markets from many other financial institutions. Southern competes with commercial banks, credit unions, savings and loan associations, mortgage banking firms, consumer finance companies, securities brokerage firms, insurance companies, money market funds, and other mutual funds, as well as other super-regional, and national financial institutions that operate offices in Southern’s primary market areas and elsewhere. In addition, some of the institutions that Southern competes against are not subject to the same regulatory restrictions as Southern, and accordingly, may have certain, inherent, cost advantages.

Southern competes with these institutions both in attracting deposits and in making loans. Price competition for loans might result in Southern originating fewer loans, or earning less on its loans, and price competition for deposits might result in a decrease in Southern’s total deposits or higher rates on its deposits. In addition, Southern has to attract its customer base from other existing financial institutions and from new residents. Many of Southern’s competitors are larger financial institutions. While Southern believes it can and does successfully compete with these other financial institutions in its primary markets, Southern may face a competitive disadvantage as a result of its smaller size, lack of geographic diversification, and inability to spread its marketing costs across a broader market. Although Southern competes by concentrating its marketing efforts in its primary markets with local advertisements, personal contacts, and greater flexibility and responsiveness in working with local customers, Southern can give no assurance that this strategy will be successful.

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

A substantial portion of the value of the merger consideration paid in connection with the merger of FNB Financial Corporation was allocated to goodwill and other intangible assets on Southern’s consolidated balance sheet. The amount of the purchase price that is allocated to goodwill and other intangible assets is determined by the excess of the purchase price over the net identifiable assets acquired. Southern is required to conduct an annual review to determine whether goodwill is impaired.

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

Southern cannot assure you that it will not be required to take an impairment charge in the future. Any material impairment charge would have a negative effect on Southern’s financial results and shareholders’ equity.

If Southern is required to take a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

Southern's net deferred tax asset was $1.24 million at December 31, 2011. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. No valuation allowance was considered necessary at December 31, 2011. If Southern is required in the future to recognize a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

If Southern is required to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

Southern's mortgage servicing rights were $969,000 at December 31, 2011. No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2011 or 2010 because the fair value of such rights approximated or exceeded the carrying value. If Southern is required in the future to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

We hold general obligation municipal bonds in our investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

The carrying value of municipal bonds held by us totaled $33.4 million at December 31, 2011, and were issued by different municipalities. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

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

Southern and its subsidiaries may be involved from time to time in a variety of litigation arising out of their business. Southern Michigan Bank has a trust department, which may expose us to litigation or claims arising out of the Bank serving as trustee or acting in another fiduciary capacity. Southern's insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause it to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed Southern's insurance coverage, they could have a material adverse effect on Southern's financial condition and results of operations. In addition, Southern may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. For additional information on legal matters, see Item 3 of this report.

Attractive acquisition opportunities may not be available to Southern in the future, which may negatively impact Southern’s ability to grow its business and effectively compete in existing and new markets.

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

Southern may face risks with respect to future expansion and acquisitions or mergers, which include substantial acquisition costs, an inability to effectively integrate an acquired business into Southern’s operations, lower than anticipated profit levels, and economic dilution to shareholders.

Southern may seek to acquire other financial institutions or parts of those institutions and may engage in de novo branch expansion in the future. Southern may also consider and enter into new lines of business or offer new products or services. Southern may incur substantial costs to expand. An expansion may not result in the levels of profits it seeks or levels of profits comparable to or better than Southern’s historical experience. Integration efforts for any future mergers or acquisitions may not be successful, which could have a material adverse effect on Southern’s operations and financial condition. Also, Southern may issue equity securities, including Southern common stock and securities convertible into shares of Southern common stock, in connection with future acquisitions, which could cause ownership and economic dilution to its current shareholders.

Changes in accounting standards could impact Southern’s reported earnings.

Current accounting and tax rules, standards, policies and interpretations influence the methods by which financial institutions conduct business and govern financial reporting and disclosures. These laws, regulations, rules, standards, policies and interpretations are constantly evolving and may change significantly over time. Events that may not have a direct impact on Southern, such as bankruptcy of major U.S. companies, have resulted in legislators, regulators, and authoritative bodies, such as the Financial Accounting Standards Board, the Securities Exchange Commission, the Public Company Accounting Oversight Board and various taxing authorities, responding by adopting and/or proposing substantive revision to laws, regulations, rules, standards, policies and interpretations. New accounting pronouncements and varying interpretations of accounting pronouncements have occurred and may occur in the future. Southern’s financial condition and results of operations may be adversely affected by a change in accounting standards.

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of the Southern's communication or information systems, could severely harm Southern’s business.

As part of the its business, Southern collects, processes and retains sensitive and confidential client and customer information on behalf of Southern and other third parties. Despite the security measures Southern has in place for its facilities and systems, and the security measures of its third party service providers, Southern may be vulnerable to security breaches, acts of vandalism, computer viruses, misplaced or lost data, programming and/or human errors or other similar events.

Southern relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in Southern's customer relationship management, general ledger, deposit, loan and other systems. In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Southern or by its vendors, or failure or interruption of Southern’s communication or information systems, could severely damage Southern’s reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt Southern’s operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on Southern’s business.

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

Southern’s controls and procedures may fail or be circumvented.

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

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to Southern Michigan Bancorp is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to the Bank. If Southern or the Bank do not satisfy these regulatory requirements, Southern Michigan Bancorp would be unable to continue to pay dividends on its common stock. As of December 31, 2011, the Bank was able to pay $6.7 million in dividends to Southern Michigan Bancorp without prior regulatory approval. Additional information on restrictions on payment of dividends by us may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note Q of our consolidated financial statements, which information is here incorporated by reference.

Southern may issue additional shares of its common stock in the future, which would dilute a shareholder’s ownership of Southern common stock if the shareholder did not, or was not permitted to, invest in the additional issuances.

Southern’s articles of incorporation authorize its board of directors, without shareholder approval, to, among other things, issue additional common stock. The issuance of any additional shares of Southern common stock could be substantially dilutive to a shareholder’s ownership of Southern common stock. To the extent that Southern issues convertible securities, stock appreciation rights, options or warrants to purchase Southern common stock in the future and those convertible securities, stock appreciation rights, options or warrants are exercised, Southern’s shareholders may experience further dilution. Holders of shares of Southern common stock have no preemptive rights that entitle holders to purchase their pro rata share of any offering of shares of any class or series and, therefore, Southern’s shareholders may not be permitted to invest in future issuances of Southern common stock.

Southern may issue debt and equity securities that are senior to Southern common stock as to distributions and in liquidation, which could negatively affect the value of Southern common stock.

In the future, Southern may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of Southern’s assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of Southern’s liquidation, its lenders and holders of its debt securities would receive a distribution of Southern’s available assets before distributions to the holders of Southern common stock. Because Southern’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond Southern’s control, Southern cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Further, market conditions could require Southern to accept less favorable terms for the issuance of its securities in the future. Thus, shareholders will bear the risk of Southern’s future offerings reducing the value of their shares of Southern common stock and diluting their interest in Southern.

Unless a shareholder obtains prior consent from Southern, the shareholder will not be permitted to transfer to another party the shareholder’s shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock.

Southern’s articles of incorporation provide that a shareholder may not transfer shares of Southern common stock without the consent of Southern, if, as a result of an attempted transfer, the party who would receive the shares would own fewer than 100 shares of Southern common stock. “Transfer” means any type of disposition, including a sale, gift, contribution, pledge, or other action that results in a change of record ownership of any share of Southern common stock. Southern may withhold its consent in its discretion. This restriction will limit the transferability of shares of Southern common stock and, unless a shareholder obtains Southern’s prior consent, the shareholder will be prohibited from transferring fewer than 100 shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock.

Our common stock is not insured by any governmental entity.

Our common stock is not a deposit account or other obligation of any bank and is not insured by the FDIC or any other governmental entity. Investment in our common stock is subject to risk, including possible loss.

Anti-takeover provisions could negatively impact our shareholders.

Our articles of incorporation and the laws of Michigan include provisions which are designed to provide our board of directors with time to consider whether a hostile takeover offer is in the best interests of us and our shareholders. These provisions could discourage potential acquisition proposals and could delay or prevent a change in control. The provisions also could diminish the opportunities for a holder of our common stock to participate in tender offers, including tender offers at a price above the then-current price for our common stock. These provisions could also prevent transactions in which our shareholders might otherwise receive a premium for their shares over then-current market prices, and may limit the ability of our shareholders to approve transactions that they may deem to be in their best interests.

If an entity holds as little as a 5% interest in our outstanding securities, that entity could, under certain circumstances, be subject to regulation as a “bank holding company.”

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In addition, any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder's investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

Any person not defined as a company by the BHC Act may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities.

Any person not otherwise defined as a company by the BHC Act and its implementing regulations may be required to obtain the approval of the Federal Reserve Board under the Change in Bank Control Act of 1978, as amended, to acquire or retain 10% or more of our outstanding securities. Applying to obtain this approval could result in a person incurring substantial costs and time delays. There can be no assurance that regulatory approval will be obtained.

Item 1B.	Unresolved Staff Comments

None.

Item 2.	Properties

Our offices are as follows:

Southern’s and Southern Michigan Bank’s main office:

51 West Pearl Street, Coldwater, Michigan

Office is owned by Southern Michigan Bank and comprises 27,945 square feet.

Southern Michigan Bank’s branch office:

2 West Chicago Street, Coldwater, Michigan

Office is owned by Southern and comprises 16,848 square feet.

Southern Michigan Bank’s branch office (drive-thru only):

441 East Chicago Street, Coldwater, Michigan

Office is owned by Southern Michigan Bank and comprises 990 square feet.

Southern Michigan Bank’s branch office:

10 East Carlson, Hillsdale, Michigan

Office is owned by Southern Michigan Bank and comprises 4,353 square feet.

Southern Michigan Bank’s branch office:

202 North Main, Tekonsha, Michigan

Office is owned by Southern Michigan Bank and comprises 2,928 square feet.

Southern Michigan Bank’s branch office:

5350 East Beckley Road, Battle Creek, Michigan

Office is owned by Southern and comprises 14,274 square feet.

Southern Michigan Bank’s branch office:

1110 West Michigan Avenue, Marshall, Michigan

Office is owned by Southern Michigan Bank and comprises 8,788 square feet.

Southern Michigan Bank’s branch office:

225 North Broadway, Union City, Michigan

Office is owned by Southern Michigan Bank and comprises 4,542 square feet.

Southern Michigan Bank’s branch office:

107 North Main Street, Camden, Michigan

Office is owned by Southern Michigan Bank and comprises 2,375 square feet.

Southern Michigan Bank’s branch office:

88 North Main Street, Three Rivers, Michigan

Office is owned by Southern Michigan Bank FNB Financial and comprises approximately 14,256 square feet.

Southern Michigan Bank’s branch office:

1200 North Main Street, Three Rivers, Michigan

Office is owned by Southern Michigan Bank and comprises approximately 3,321 square feet

Southern Michigan Bank’s branch office:

225 U.S. 131, Three Rivers, Michigan

Office is owned by Southern Michigan Bank and comprises approximately 900 square feet

Southern Michigan Bank’s branch office:

235 East Main Street, Centreville, Michigan

Office is owned by Southern Michigan Bank and comprises approximately 1,945 square feet

Southern Michigan Bank’s branch office:

345 North Washington Street, Constantine, Michigan

Office is owned by Southern Michigan Bank and comprises approximately 2,400 square feet

Southern Michigan Bank’s branch office:

136 North Nottawa Road, Mendon, Michigan

Office is owned by Southern Michigan Bank and comprises approximately 2,700 square feet

Item 3. Legal Proceedings

As of December 31, 2011, there were no material pending legal proceedings to which Southern or any of its subsidiaries were a party or to which any of their properties were subject, other than ordinary routine litigation incidental to the business of Southern and its subsidiaries.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Southern common stock is quoted on the OTC Bulletin Board under the symbol “SOMC.OB.” Trading activity in our common stock is relatively infrequent. Our trading volume and recent share price information can be viewed under the symbol ‘SOMC.OB’ on certain financial websites.

The range of high and low bid prices for shares of Southern common stock for each quarterly period during the past two years is as follows:

Date	High	Low
2010
1st Quarter	$11.00	$9.60
2nd Quarter	12.25	10.50
3rd Quarter	12.40	11.30
4th Quarter	13.50	11.75
2011
1st Quarter	$13.25	$12.00
2nd Quarter	12.85	11.90
3rd Quarter	12.69	11.80
4th Quarter	12.55	11.05

The prices listed above are OTC Bulletin Board quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of March 9, 2012, there were 2,376,724 shares of Southern common stock issued and outstanding held by 410 holders of record.

The following table summarizes cash dividends declared per share of Southern common stock during 2011 and 2010:

Quarter	2010	2011
1st Quarter	$0.05	$0.05
2nd Quarter	0.05	0.05
3rd Quarter	0.05	0.05
4th Quarter	0.05	0.07

Southern Michigan Bancorp’s principal source of funds to pay cash dividends is the earnings of and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current laws and regulations. For additional information on restrictions on dividends, see Management’s Discussion and Analysis of Financial Condition and Results of Operations and Note Q to the Southern consolidated financial statements, which information is here incorporated by reference. Limitations on the ability of the Bank to pay cash dividends to Southern Michigan Bancorp could limit its ability to pay dividends in the future.

Information regarding the equity compensation plans at December 31, 2011 is included in Item 12 of this report and is here incorporated by reference.

Item 6. Selected Financial Data

The following tables show summarized historical consolidated financial data for Southern. The tables are unaudited. The information in the tables is derived from Southern’s audited financial statements for 2007 through 2011. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended
	December 31,
	2011	2010	2009	2008	2007
	(unaudited) (in thousands, except per share amounts)
Southern Michigan Bancorp, Inc.
Income Statement Data:
Net interest income	$15,927	$16,245	$16,538	$17,740	$14,906
Provision for loan losses	1,050	1,375	2,725	5,080	745
Net income	3,402	3,098	1,936	813	4,133

Balance Sheet Data (period end):
Assets	509,220	493,880	462,409	474,996	480,178
Deposits	420,511	409,901	380,905	394,043	399,169
Other borrowings	7,751	10,079	10,832	12,492	14,753
Subordinated debentures	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	51,865	47,843	45,734	44,416	44,219

Common Share Summary:
Diluted earnings per share	1.46	1.34	0.84	0.36	2.28
Dividends per share	0.22	0.20	0.20	0.80	0.80
Book value per share (1)	23.12	21.42	20.59	20.09	19.96
Weighted average diluted shares outstanding	2,333,825	2,315,275	2,291,901	2,281,044	1,813,306

(1)	Calculated based on common shares outstanding at year end

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides a review of the consolidated financial condition and results of operations of Southern and its subsidiaries for the periods indicated. This discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements.

Overview

Southern Michigan Bancorp, Inc. (Southern) is a Michigan corporation and a bank holding company registered under the Bank Holding Company Act of 1956. Southern wholly owns Southern Michigan Bank & Trust (the Bank) and Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. The Bank wholly owns FNB Financial Services, Inc., a Michigan corporation.

Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment—commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industry, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 15 banking offices located in Battle Creek, Camden, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

On December 1, 2007, we completed the acquisition of FNB Financial Corporation (“FNB”) and its subsidiary bank, FNB Financial. On April 24, 2009, FNB Financial was consolidated with and into the Bank.

At December 31, 2011, on a consolidated basis, we had assets of $509.2 million, deposits of $420.5 million, a net loan portfolio of $327.4 million, trust assets under management totaling $213.6 million, and shareholders’ equity of $51.9 million.

Results of Operations

Southern’s net income for 2011 was $3,402,000 compared to $3,098,000 in 2010, an increase of $304,000, or 9.81%. Provision for loan losses of $1,050,000 was expensed in 2011, down from $1,375,000 in 2010. Non-interest income decreased 5.70%, or $411,000, to $6,796,000 in 2011. Non-interest expense decreased 5.18%, or $946,000, to $17,312,000 in 2011. Following is a summary of percentage changes from prior year for various financial statement elements:

	Percent Change			Percent Change
	from Prior Year			from Prior Year
	2011	2010		2011	2010
Net interest income	-1.96%	-1.77%	Total assets	3.11%	6.81%
Provision for loan losses	-23.64%	-49.54%	Securities available for sale	52.54%	4.00%
Non-interest income	-5.70%	0.49%	Gross loans	7.52%	-7.07%
Non-interest expense	-5.18%	-3.75%	Allowance for loan losses	-4.95%	-6.27%
Net income	9.81%	60.02%	Deposits	2.59%	7.61%
			Other borrowings	-23.10%	-6.95%
			Shareholders’ equity	8.41%	4.61%

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Southern’s return on average equity was 6.80% in 2011, 6.56% in 2010 and 4.29% in 2009. The return on average assets was 0.68% in 2011, 0.65% in 2010 and 0.41% in 2009.

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

Net interest income is the most important source of Southern’s earnings. Changes in Southern’s net interest income are influenced by a number of factors, including changes in the level of interest earning assets, changes in the mix of interest earning assets and interest bearing liabilities, the level and direction of interest rates and the steepness of the yield curve.

For 2011, Southern’s net interest margin (FTE) was 3.67% compared to 3.95% for 2010 and 4.14% for 2009. Southern’s interest rate spread and margin both further decreased as yields on earning assets decreased 0.51%, from 5.01% in 2010 to 4.50% in 2011, while Southern’s cost of funds for deposits and other borrowings decreased 0.24%, from 1.22% in 2010 to 0.98% in 2011.

In 2011, the lower interest margin was a result of reduced rates for all interest earning asset types, partially offset by reduced rates for deposits. The net effect was a decrease of $287,000 in net interest income (FTE) compared to 2010.

In 2010, the lower interest margin was a result of reduced rates for all interest earning asset types and reduced loan and investment volumes partially offset by reduced rates for deposits. The net effect was a decrease of $402,000 in net interest income (FTE) compared to 2009.

The following table presents a summary of net interest income (FTE) for 2011, 2010 and 2009.

Table 1. Average Balances and Tax Equivalent Interest Rates

	2011			2010			2009
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$311,117	$17,973	5.78%	$322,349	$19,251	5.97%	$333,397	$19,966	5.99%
Taxable investment securities(4)	56,260	631	1.12	33,765	604	1.79	38,329	1,134	2.96
Tax-exempt investment securities(1)	27,323	1,393	5.10	21,023	1,165	5.54	23,044	1,338	5.81
Federal funds sold and other(5)	53,103	172	0.32	45,459	155	0.34	18,487	69	0.37

Total interest earning assets	447,803	20,169	4.50	422,596	21,175	5.01	413,257	22,507	5.45
Non-interest earning assets:
Cash and due from banks	11,226			11,489			11,059
Other assets(6)	49,024			49,828			49,505
Less allowance for loan losses	(5,434)			(5,757)			(6,548)

Total assets	$502,619			$478,156			$467,273

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	$173,888	$519	0.30%	$148,968	$518	0.35%	$142,931	$612	0.43%
Savings deposits	50,789	44	0.09	47,937	70	0.15	51,450	108	0.21
Time deposits	127,675	2,578	2.02	136,369	3,189	2.34	135,781	3,952	2.91
Securities sold under agreements to repurchase and overnight borrowings	16,171	52	0.32	16,714	50	0.30	14,899	41	0.28
Other borrowings	8,916	402	4.51	12,131	486	4.01	12,284	490	3.99
Subordinated debentures	5,155	156	3.03	5,155	157	3.05	5,155	197	3.82

Total interest bearing liabilities	382,594	3,751	0.98	367,274	4,470	1.22	362,500	5,400	1.49

Non-interest bearing liabilities:
Demand deposits	64,760			58,298			55,934
Other	3,866			4,197			2,852
Common stock subject to repurchase obligation	1,347			1,172			836
Shareholders’ equity	50,052			47,215			45,151

Total liabilities and shareholders’ equity	$502,619			$478,156			$467,273

Net interest income		$16,418			$16,705			$17,107

Interest rate spread			3.52%			3.79%			3.96%

Net margin on interest earning assets			3.67%			3.95%			4.14%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $473,000 and $17,000, respectively for 2011; $396,000 and $64,000, respectively for 2010; and $455,000 and $114,000, respectively for 2009.
(2)	Average balance includes average nonaccrual loan balances of $6,063,000 in 2011; $7,139,000 in 2010; and $8,135,000 in 2009.
(3)	Interest income includes loan fees of $509,000 in 2011; $494,000 in 2010; and $365,000 in 2009.
(4)	Average balance includes average unrealized gain of $737,000 in 2011; $618,000 in 2010; and $976,000 in 2009 on available for sale securities.
(5)	Includes average federal reserve deposit account balances of $50,658,000 in 2011, $41,006,000 in 2010 and $15,771,000 in 2009.
(6)	Includes $15,267,000 in 2011, $15,612,000 in 2010 and $15,967,000 in 2009 relating to goodwill and other intangible assets.

The next table sets forth for the periods indicated a summary of changes in interest income and interest expense, based upon a tax equivalent basis, resulting from changes in volume and changes in rates:

Volume Variance – change in volume multiplied by the previous year’s rate.

Rate Variance – change in rate multiplied by the previous year’s volume.

Rate/Volume Variance – change in volume multiplied by the change in rate. This variance was allocated to volume variance and rate variance in proportion to the relationship of the absolute dollar amount of the change in each.

Table 2. Changes in Tax Equivalent Net Interest Income

	2011 Compared to 2010 Increase (Decrease) Due To			2010 Compared to 2009 Increase (Decrease) Due To
(Dollars in Thousands)	Rate	Volume	Net	Rate	Volume	Net
Interest income on:
Loans	$(619)	$(659)	$(1,278)	$(55)	$(660)	$(715)
Taxable investment securities	(279)	306	27	(407)	(123)	(530)
Tax-exempt investment securities	(99)	327	228	(59)	(114)	(173)
Federal funds sold and other	(8)	25	17	(6)	92	86

Total interest earning assets	$(1,005)	$(1)	$(1,006)	$(527)	$(805)	$(1,332)

Interest expense on:

Demand deposits	$(79)	$80	$1	$(119)	$25	$(94)
Savings deposits	(30)	4	(26)	(31)	(7)	(38)
Time deposits	(417)	(194)	(611)	(780)	17	(763)
Securities sold under agreements to repurchase and overnight borrowings	4	(2)	2	4	5	9
Other borrowings	56	(140)	(84)	2	(6)	(4)
Subordinated debentures	(1)	—	(1)	(40)	—	(40)

Total interest bearing liabilities	$(467)	$(252)	$(719)	$(964)	$34	$(930)

Net interest income	$(538)	$251	$(287)	$437	$(839)	$(402)

Provision for Loan Losses

The provision for loan losses is based on an analysis of the required additions to the allowance for loan losses. The provision is charged to income to bring the allowance for loan losses to a level believed adequate by management to absorb probable incurred losses in the loan portfolio. Some factors considered by management in determining the level at which the allowance is maintained include specific credit reviews, historical loan loss experience, current economic conditions and trends, results of examinations by regulatory agencies and the volume, growth and composition of the loan portfolio. The provision is adjusted quarterly to reflect changes in the factors above, as well as actual charge-off experience and any known losses. For further information, see “Allowance for Loan Losses” below.

The provision for loan losses was $1,050,000 in 2011, compared to $1,375,000 in 2010, and $2,725,000 in 2009. The lower provisions in 2011 and 2010 resulted primarily from a continued trend of lower net loan charge-offs. In 2011, net charge-offs totaled $1,332,000 compared to $1,756,000 in 2010 and $3,754,000 in 2009.

Non-Interest Income

Non-interest income of $6,796,000 decreased $411,000, or 5.7%, in 2011 compared to 2010 and was relatively flat in 2010 at $7,207,000 compared to $7,172,000 in 2009. The 2011 decrease was primarily a result of a decline in service charges on deposit accounts which decreased $380,000, or 15.8%, in 2011 compared to 2010, and were down $334,000, or 12.2%, in 2010 compared to 2009. The Company made changes to its overdraft protection program in July of 2010 and in June of 2011 to comply with regulatory guidance that became effective in August of 2010 and July of 2011, respectively. These changes resulted in a lower volume on non-sufficient funds items which reduced income. Southern also recorded $156,000 gain from life insurance proceeds in 2010 which did not recur in 2011.

Trust fees of $1,120,000 in 2011 increased $123,000, or 12.3%, compared to 2010 and were relatively flat in 2010 at $997,000 compared to $987,000 in 2009. Changes to the trust department fee structure and new account relationships were the primary causes for the increase in 2011.

Net securities gains of $29,000, $207,000 and $682,000 were recognized in 2011, 2010 and 2009, respectively. In 2011, an unanticipated call of securities triggered the gain. During 2009, Southern sold $26.4 million of securities, which significantly reduced the level of mortgage-backed securities it held.

In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans in the secondary market. Southern recognizes a profit at the time of the sale. Southern originated real estate mortgage loans of $41,562,000 in 2011 compared to $57,470,000 in 2010 and $41,586,000 in 2009. Net gains on loan sales decreased $66,000 in 2011 compared to 2010. Net gains on loan sales increased $545,000 in 2010 compared to 2009, as a result of lower interest rates and an increase in mortgage lending staff. During 2010, Southern restructured its retail mortgage department to increase local market share.

Income and fees from automated teller machines (ATMs) and debit cards increased $118,000, or 13.2%, in 2011 compared to 2010 and $194,000, or 27.6%, in 2010 compared to 2009. Increases were primarily due to increased volumes of approved transactions.

Income from loan servicing increased $105,000, or 32.7%, in 2011 compared to 2010 and was flat at $321,000 in 2010 compared to 2009. Increased balances in loans sold in the secondary market in 2011 and 2010 resulted in higher loan servicing income.

Non-Interest Expense

Non-interest expense decreased $946,000, or 5.2%, in 2011 compared to 2010 and $712,000, or 3.8%, in 2010 compared to 2009.

Salaries and employee benefits expense decreased $161,000, or 1.6%, in 2011 compared to 2010 and increased $273,000, or 2.8%, in 2010 compared to 2009. At December 31, 2011, Southern had 171 full-time equivalent positions, compared to 196 at both December 31, 2010 and 2009. The reduction in salaries and benefits expense in 2011, as well as full-time equivalent positions, was a result of the closure of two branches in 2011 and one branch in December 2010, as well as a concentrated effort to right-size staffing levels bank wide.

Occupancy expense decreased $159,000, or 11.8%, in 2011 compared to 2010 and was flat at $1,353,000 in 2010 compared to $1,351,000 in 2009. The decrease in 2011 occupancy costs was primarily attributable to the aforementioned branch closures.

Equipment expense decreased $139,000, or 15.5%, in 2011 compared to 2010 and $21,000, or 2.3%, in 2010 compared to 2009. Depreciation expense decreased $106,000 in 2011 compared to 2010 and $59,000 in 2010 compared to 2009, as certain assets became fully depreciated.

Printing, postage and supplies expense decreased $96,000, or 16.2%, in 2011 compared to 2010 and $23,000, or 3.7%, in 2010 compared to 2009. The 2011 reduction was primarily a result of outsourcing the statement rendering and mailing processes to a third party vendor during 2011.

Professional and outside services decreased $32,000, or 3.4%, in 2011 compared to 2010 and $413,000, or 30.5%, in 2010 compared to 2009. The 2010 decrease primarily resulted from Southern being able to reduce fees paid for outside consulting relating to system conversions.

FDIC deposit assessments decreased $163,000, or 25.5%, in 2011 compared to 2010 and $215,000, or 25.1%, in 2010 compared to 2009. The reduction in 2011 was due to a formula change used to calculate the FDIC assessments. The new formula was effective April 1, 2011. FDIC assessments in the second quarter of 2009 included a one-time special assessment.

Other real estate owned (OREO) expense of $147,000 and loss on sale or writedown of OREO of $118,000 in 2011 both represented decreases as compared to 2010. OREO expense of $195,000 and loss on sale or writedown of OREO of $215,000 in 2010 and $319,000 and $318,000, respectively, in 2009, also represented a decrease compared to the prior year period. There were fewer OREO properties held and sold throughout 2011 than in 2010. At December 31, 2011, Southern reported OREO of $1,530,000, compared to $1,247,000 at December 31, 2010, with 34% of total OREO at December 31, 2011 related to one commercial property.

Income Taxes

Income tax provision was $959,000 in 2011, $721,000 in 2010 and $79,000 in 2009. Tax-exempt income continues to have a major impact on Southern’s tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by $311,000 in 2011, $289,000 in 2010 and $351,000 in 2009. Additional income tax information is reported in Note L to the consolidated financial statements.

Financial Condition

Total assets at December 31, 2011 totaled $509,220,000, an increase of $15,340,000, or 3.1%, from total assets of $493,880,000 at December 31, 2010. Cash and cash equivalents decreased $36,648,000 and available for sale securities increased $31,116,000 compared to December 31, 2010. Gross loans increased $23,280,000 and deposits increased $10,610,000 compared to December 31, 2010.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2011 decreased $36,648,000, or 46.5%, compared to balances at December 31, 2010. At December 31, 2011, Southern had balances of $29,625,000 with the Federal Reserve, compared to $65,031,000 at December 31, 2010. During 2008, the Federal Reserve began paying banks interest on balances maintained at the Federal Reserve. At December 31, 2011 and 2010, the interest rate paid by the Federal Reserve exceeded the overnight federal funds rate paid by Southern’s primary correspondent bank. Balances were moved from cash and cash equivalents into the loan and securities portfolios to improve margin. Loan demand increased during the last half of 2011.

Securities Available for Sale

The securities available for sale portfolio increased $31,116,000, or 52.5%, from December 31, 2010 to December 31, 2011. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the Asset Liability Management Committee (ALCO).

The securities available for sale portfolio had net unrealized gains of $1,368,000 at December 31, 2011 and $141,000 at December 31, 2010. Management has concluded that unrealized gains and losses within the investment portfolio are temporary because management believes they are a result of market changes, rather than a reflection of credit quality.

At December 31, 2011, Southern had no investment in securities of issuers outside of the United States.

Loans

Substantially all loans are granted to customers located in Southern’s service area, which is primarily southwest Michigan. Gross loans increased $23,280,000, or 7.5%, in 2011. The increase in 2011 was a result of increased loan demand, primarily in the fourth quarter. Gross loans decreased $23,555,000, or 7.1%, in 2010. The decrease in 2010 resulted from net charge offs and payments received on loans exceeding new loan volume. During 2010, customer demand for new loans was weak. Customers appeared to be waiting for economic conditions to improve before expanding or starting new commercial ventures.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $77,147,000 and $60,778,000 at December 31, 2011 and 2010, respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern’s risk in a changing interest rate environment.

Nonperforming Assets

Nonperforming assets include nonaccrual loans, loans modified under troubled debt restructurings, accruing loans past due 90 days or more, and other real estate owned, which includes real estate acquired through foreclosures and deeds in lieu of foreclosure.

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

In the course of working with borrowers, Southern may choose to restructure the contractual terms of certain loans. Southern attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by Southern to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, Southern grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

	December 31
	2011	2010	2009
	(Dollars in thousands)
Nonaccrual loans:
Commercial and commercial real estate	$3,626	$3,755	$5,576
Real estate mortgage	2,048	1,451	1,933
Consumer	29	87	76

	5,703	5,293	7,585

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	6	1	14
Real estate mortgage	—	—	—
Consumer	—	—	—

	6	1	14

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	1,933	1,745	—
Real estate mortgage	1,607	1,552	702
Consumer	—	—	—

	3,540	3,297	702

Total nonperforming loans	9,249	8,591	8,301
Other real estate owned	1,530	1,247	1,187

Total nonperforming assets	$10,779	$9,838	$9,488

Nonperforming loans to year-end loans	2.78%	2.78%	2.49%

Nonperforming assets to total assets	2.12%	1.99%	2.05%

The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $694,000 at December 31, 2011, $1,375,000 at December 31, 2010 and $1,493,000 at December 31, 2009.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. Nonperforming loans increased from December 31, 2010 to December 31, 2011 as a result of an increase in both nonaccrual loans and troubled debt restructurings. Nonaccrual loans decreased from December 31, 2009 to December 31, 2010, but non-performing loans increased due to an increase in loans modified under troubled debt restructurings. At December 31, 2011, 2010 and 2009, Southern had loans of $9,881,000, $10,766,000 and $11,135,000, respectively, which were considered impaired.

Other real estate owned of $1,530,000 at December 31, 2011, increased $283,000 from December 31, 2010. However, one commercial property was added in 2010 which accounted for 34.1% of the December 31, 2011 balance. During 2011 and 2010, loans of $892,000 and $1,545,000, respectively, were transferred to foreclosed assets. Elevated balances in other real estate continued to reflect the elevated foreclosure activity due to the poor economic conditions in Michigan.

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

Allowance for Loan Losses

The allowance for loan losses is based on regular, quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is maintained at a level, which in management’s judgment, is believed adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern’s control.

The allowance is based on two principles of accounting: Accounting Standards Codification (ASC) 450 - 10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan. The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and a number of other factors recommended in regulatory guidance.

The historical loss component of the allowance is based on considering historical loss experience for each loan category. The component may be adjusted for significant factors that, in management’s judgment, will affect the collectability of the portfolio. The resulting loss estimate could materially differ from the losses actually incurred in the future.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. As of December 31, 2011, specific reserves totaled $984,000 compared to $1,171,000 at December 31, 2010, a decrease of 16.0%.

The final components of the allowance are based on management’s evaluation of conditions that are not directly measured in the historical loss component or specific allowances. The evaluation of the inherent incurred loss with respect to these conditions is subject to a higher degree of uncertainty. The conditions evaluated in connection with these components of the allowance include current economic conditions, delinquency and charge off trends, loan volume, portfolio mix, concentrations of credit and lending policies, procedures and lending personnel.

The allowance for loan losses was $5,412,000, or 1.63% of loans, at December 31, 2011 compared to $5,694,000, or 1.84% of loans, at December 31, 2010.

The allowance for loan losses at December 31, 2011 consisted of $3,129,000 from the historical loss experience component and specifically allocated reserves, leaving $2,283,000 from the other factors. This compares to $3,238,000 from the historical loss experience component and specifically allocated reserves and $2,456,000 from the other factors at December 31, 2010.

At December 31, 2011, management was not aware of any problem loan that would have a material effect on loan delinquency or loan charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing.

Deposits

Deposits have traditionally represented Southern’s principal source of funds. Total deposits increased 2.6%, or $10,610,000, in 2011 compared to 2010 and 7.6%, or $28,996,000, in 2010 compared to 2009. In 2011, deposits increased in all categories, except time deposits. The increase in 2010 was across all deposit types. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. A small amount of brokered deposits, $5,429,000 at December 31, 2011, are maintained, but are not used to support growth. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

Southern closed three branches during late 2010 and early 2011. Two of the locations are supported by other branch facilities in near proximity. One location, Cassopolis, was located outside of Southern’s primary market area. Deposit reductions from this location since December 31, 2010 totaled $5,919,000. In addition, Southern made the strategic decision based on current liquidity levels to reduce certificate of deposit rates and specials. As a result, certificate of deposit balances from non-core customers have declined in 2011.

Subordinated Debentures

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by Southern, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. Southern issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. Southern is not considered the primary beneficiary of this trust, therefore the trust is not consolidated in Southern’s financial statements, but rather the subordinated debentures are shown as a liability. Southern may redeem the subordinated debentures subject to the receipt by Southern of the proper approval of the Federal Reserve, if such approval is required under applicable capital guidelines or policies of the Federal Reserve. The subordinated debentures may be redeemed on January 7, April 7, July 7 and October 7 of each year either in whole or in integrals of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole but not in part, from time to time upon the occurrence of specific events defined within the trust indenture. Southern has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarterly periods. Southern’s investment in the common stock of the trust is $155,000 and is included in other assets.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 2.75%. The rate at December 31, 2011 was 3.15%.

Capital Resources

Southern obtains funds for operating expenses and dividends to shareholders through dividends from the Bank. In general, the Bank pays only those amounts required to meet the liquidity requirements of Southern, while maintaining appropriate capital levels at the Bank. Capital is maintained at the Bank to support its current operations and projected future growth. See additional discussion under the section titled “Liquidity” below.

Shareholders’ equity increased $4,022,000, or 8.4%, from December 31, 2010 to December 31, 2011. It increased $2,109,000, or 4.6%, from December 31, 2009 to December 31, 2010. The increases for both 2011 and 2010 were primarily attributable to net income offset by dividends to shareholders. The 2011 increase also included $739,000 of accumulated other comprehensive income, primarily related to unrealized gains on available for sale securities, net of related income taxes.

The Federal Reserve Board uses capital adequacy guidelines in its examination and regulation of bank holding companies. If capital falls below minimum guidelines, a bank holding company may, among other items, be denied approval to acquire or establish additional banks or non-bank businesses.

The FDIC Improvement Act of 1991 established a system of prompt corrective action to resolve the problems of undercapitalized banks. Under this system, federal banking regulators have established five capital categories: well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, in which all institutions are placed. The FDIC has also specified by regulation the relevant capital levels for each of the categories.

The FDIC is required to take specified mandatory supervisory actions and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of the action depends upon the capital category in which the bank is placed. Subject to a narrow exception, the FDIC must generally appoint a receiver or conservator for a bank that is critically undercapitalized. A bank in any of the undercapitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An under - capitalized bank is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

Failure to meet capital guidelines could subject a bank to a variety of enforcement remedies, including issuance of a capital directive, the termination of deposit insurance by the FDIC, a prohibition on accepting brokered deposits, and other restrictions on its business. In addition, such a bank would generally not receive regulatory approval of any application that requires the consideration of capital adequacy, such as a branch or merger application, unless the bank could demonstrate a reasonable plan to meet the capital requirement within a reasonable period of time.

Regulatory agencies have determined that the capital component created by the adoption of the requirements of ASC 320-10 should not be included in Tier 1 capital. As such, net unrealized gain or loss on available for sale securities is not included in the capital ratios listed in Note V to the consolidated financial statements, nor common stock subject to repurchase obligation in Southern’s employee stock ownership plan.

As of December 31, 2011, the capital ratios of the Bank exceeded the minimum thresholds to be categorized as “well-capitalized” under applicable regulations. Note V of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

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

Southern maintains correspondent accounts with regional and national banks for various purposes. Historically, cash sufficient to meet the operating needs of its branches is maintained at its lowest practical levels; however, the Company continues to maintain high levels of liquidity, with investment securities, federal funds and cash and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

From time to time, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. The average balance of federal funds sold was $269,000 in 2011 and $1,485,000 in 2010. During 2011 and 2010, Southern averaged $50,658,000 and $41,006,000, respectively, on deposit at the Federal Reserve.

In the past, Southern has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. As of December 31, 2011, Southern had available a $3 million line of credit with a correspondent bank. As a result of the decrease in federal funds lines of credit availability, collateral has been pledged at the Federal Reserve Bank “Discount Window.” At December 31, 2011, $3 million of securities were pledged that could be used for future borrowings. In addition, Southern has $31.9 million of securities which are available to be pledged for future borrowings. Southern also has the ability to borrow $35.9 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

Southern’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank, which are restricted under current banking laws and regulations. Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to Southern. At December 31, 2011, using the most restrictive of these conditions, the aggregate cash dividends the Bank could pay Southern without prior regulatory approval was $6.7 million.

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

Commitments and Off-Balance Sheet Risk

Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer’s needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers’ trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2011, Southern had commitments of $77,147,000 for lines of credit, $1,690,000 in standby letters of credit and no commitments under commercial letters of credit outstanding.

These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Southern’s normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management’s credit assessment of the customer. These financial instruments are recorded when they are funded.

Interest Rate Sensitivity

Net interest income is the largest component of Southern’s earnings. Net interest income is the difference between the yield on interest earning assets and the cost of interest bearing liabilities. Interest rate sensitivity management seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

Interest rate risk arises when the maturity or repricing characteristics of assets differ significantly from the maturity or repricing characteristics of liabilities. Accepting this risk can be an important source of profitability and shareholder value. However, excessive levels of interest rate risk could pose a significant threat to Southern’s earnings and capital base. Accordingly, effective risk management that maintains interest rate risk at prudent levels is essential to Southern’s safety and soundness.

A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-4% up and down ramped and shock changes to interest rates on both a static and dynamic balance sheet over a 24 month period. With the current Federal Reserve target rate at 0%—.25%, no further decrease in rates was modeled at December 31, 2011. Assumptions in the simulation are based on management’s estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. The income simulation results are shown in the table below:

Ramp Change/Dynamic	% Change	Ramp Change/Static	% Change
+400	9.97%	+400	9.69%
+300	6.83%	+300	6.59%
+200	3.79%	+200	3.66%
+100	1.32%	+100	1.26%

-100	NA	-100	NA
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

Shock Change/Dynamic	% Change	Shock Change/Static	% Change
+400	23.55%	+400	22.18%
+300	17.15%	+300	15.88%
+200	9.93%	+200	9.03%
+100	3.12%	+100	2.89%
-100	NA	-100	NA
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

The market value of equity analysis estimates the change in the market value of equity using interest rate change scenarios from +4% to –4% in 1% increments. As with the income simulation analysis, no further rate reductions were assumed as of December 31, 2011. The following table illustrates the percent change in equity based on changes in market interest rates:

change in market value of equity
4% increase in market rates	16.80%
3% increase in market rates	12.96%
2% increase in market rates	8.86%
1% increase in market rates	4.59%

No change	0.00%

1% decrease in market rates	NA%
2% decrease in market rates	NA%
3% decrease in market rates	NA%
4% decrease in market rates	NA%

The results of the simulations at December 31, 2011 are within the guidelines set and approved by Southern’s Board of Directors, with the exception of the +300 Shock Change/Dynamic and +300 Shock Change/ Static. The guideline limit for these simulations is 15% and both were slightly outside of this limit at December 31, 2011. Management continues to monitor this and report the results to the Board of Directors on a quarterly basis.

Critical Accounting Policies

The discussion and analysis of the financial condition and results of operations are based upon Southern’s consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States of America. The preparation of these financial statements requires Southern to make estimates and judgments that affect the reported amount of assets and liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities at the date of our financial statements. Actual results may differ from these estimates under different assumptions or conditions.

Critical accounting policies are defined as those that are reflective of significant judgments and uncertainties, and potentially could result in materially different results under different assumptions and conditions.

Allowance for Loan Losses

The allowance for loan losses is maintained at a level management believes is adequate to absorb probable incurred credit losses inherent in Southern’s loan portfolio. Accounting for loan classifications, accrual status and determination of the allowance for loan losses is based on regulatory guidance. This guidance includes, but is not limited to, generally accepted accounting principles, the uniform retail credit classification and account management policy issued by the Federal Financial Institutions Examination Council, and the joint policy statement on the allowance for loan losses methodologies also issued by the Federal Financial Institutions Examination Council. Using this guidance, management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Many of the factors listed are inherently subjective, and require the use of significant management estimates.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management’s judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, management uses valuation techniques that require more judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note A under the heading “Fair Values of Financial Instruments” and in Note U, “Fair Value Measurements”, of the notes to the consolidated financial statements.

Mortgage Servicing Rights

Mortgage servicing rights represent the allocated value of servicing loans that are sold with servicing retained by Southern. Servicing rights are expensed in proportion to, and over the period of, estimated net servicing revenues. Management’s accounting treatment of loan servicing rights is estimated utilizing a discounted cash flow model to determine the value of its servicing rights. The valuation model utilizes mortgage prepayment speeds, the remaining life of the mortgage pool, delinquency rates, our cost to service loans, and other factors to determine the cash flow that we will receive from serving each grouping of loans. These cash flows are then discounted based on current interest rate assumptions to arrive at the fair value for the right to service those loans.

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

MANAGEMENT’S RESPONSIBILITY FOR FINANCIAL REPORTING

Management of Southern Michigan Bancorp, Inc. has prepared and is responsible for the accompanying consolidated financial statements and for their integrity and objectivity. In the opinion of management, the financial statements, which necessarily include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America, on a consistent basis. Management also prepared the other information in the Annual Report and is responsible for its accuracy and consistency with the financial statements.

The 2011 consolidated financial statements have been audited by the independent accounting firm of CliftonLarsonAllen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. CliftonLarsonAllen LLP’s auditor’s report is presented on the following page.

MANAGEMENT’S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Management of Southern is responsible for establishing and maintaining adequate internal control over financial reporting, as defined under Rule 15-d-15(f) of the Exchange Act. Southern’s internal control system is designed to provide reasonable assurance to Southern’s management and Board of Directors regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with U.S. generally accepted accounting principles, and includes those policies and procedures that (1) pertain to the maintenance of records that in reasonable detail accurately and fairly reflect the transactions and dispositions of the assets of Southern; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of Southern are being made only in accordance with authorizations of management and directors of Southern; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of Southern’s assets that could have a material effect on the financial statements.

All internal control systems, no matter how well designed, have inherent limitations. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation. Further, because of changes in conditions, the effectiveness of internal control may change over time.

Southern’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2011. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management believes that, as of December 31, 2011, Southern’s internal control over financial reporting was effective based on those criteria.

There were no changes in Southern’s internal control over financial reporting that occurred during the year ended December 31, 2011 that have materially affected, or that are reasonably likely to materially affect, Southern’s internal control over financial reporting.

/s/ John H. Castle	/s/ Danice L. Chartrand

John H. Castle	Danice L. Chartrand
Chairman and Chief Executive Officer	Chief Financial Officer

February 10, 2012

Item 7A. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8. Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Southern Michigan Bancorp, Inc.

Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the related consolidated statements of income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2011. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2011 in conformity with accounting principles generally accepted in the United States of America.

Toledo, Ohio

March 30, 2012

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2011	2010
ASSETS
Cash	$3,531	$3,860
Due from banks	38,654	74,973

Cash and cash equivalents	42,185	78,833
Federal funds sold	287	275
Securities available for sale	90,344	59,228
Loans held for sale	1,088	2,637
Loans, net of allowance for loan losses of $5,412–2011 ($5,694–2010)	327,392	303,830
Premises and equipment, net	12,546	12,599
Accrued interest receivable	2,148	2,107
Net cash surrender value of life insurance	10,312	9,965
Goodwill	13,422	13,422
Other intangible assets, net	1,666	2,005
Other assets	7,830	8,979

Total Assets	$509,220	$493,880

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$61,930	$59,942
Interest bearing	358,581	349,959

Total deposits	420,511	409,901
Securities sold under agreements to repurchase and overnight borrowings	18,074	15,027
Accrued expenses and other liabilities	4,568	4,476
Other borrowings	7,751	10,079
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 115,170 shares outstanding in 2011 (107,627 shares in 2010)	1,296	1,399

Total Liabilities	457,355	446,037

Shareholders’ equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized – 4,000,000 shares
Issued – 2,358,599 shares in 2011 (2,340,717 shares in 2010)
Outstanding (other than ESOP shares) –2,243,429 shares in 2011 (2,233,090 shares in 2010)	5,609	5,583
Additional paid-in capital	18,278	18,033
Retained earnings	27,576	24,692
Accumulated other comprehensive income (loss), net	571	(168)
Unearned Employee Stock Ownership Plan shares	(169)	(297)

Total Shareholders’ Equity	51,865	47,843

Total Liabilities and Shareholders’ Equity	$509,220	$493,880

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2011	2010	2009
Interest income:
Loans, including fees	$17,955	$19,187	$19,852
Securities:
Taxable	631	604	1,134
Tax-exempt	920	769	883
Other	172	155	69

Total interest income	19,678	20,715	21,938
Interest expense:
Deposits	3,141	3,777	4,671
Other	610	693	729

Total interest expense	3,751	4,470	5,400

Net Interest Income	15,927	16,245	16,538
Provision for loan losses	1,050	1,375	2,725

Net Interest Income after Provision for Loan Losses	14,877	14,870	13,813

Non-interest income:
Service charges on deposit accounts	2,032	2,412	2,746
Trust fees	1,120	997	987
Net securities gains	29	207	682
Net gains on loan sales	1,235	1,301	756
Earnings on life insurance assets	347	349	358
ATM and debit card fee income	1,015	897	703
Brokerage income	217	228	246
Gain on life insurance proceeds	—	156	—
Income from loan servicing	426	321	326
Other	375	339	368

Total non-interest income	6,796	7,207	7,172

Non-interest expense:
Salaries and employee benefits	9,914	10,075	9,802
Occupancy, net	1,194	1,353	1,351
Equipment	757	896	917
Printing, postage and supplies	496	592	615
Telecommunication	376	386	372
Professional and outside services	909	941	1,354
Software maintenance	435	410	415
Amortization of other intangibles	339	350	362
ATM expenses	371	333	521
FDIC deposit assessments	477	640	855
Other real estate owned expenses	147	195	319
Loss on sale or write down of other real estate owned	118	215	318
Other	1,779	1,872	1,769

Total non-interest expense	17,312	18,258	18,970

Income before income taxes	4,361	3,819	2,015
Income tax provision	959	721	79

Net Income	$3,402	$3,098	$1,936

Basic Earnings Per Common Share	$1.46	$1.34	$0.84

Diluted Earnings Per Common Share	$1.46	$1.34	$0.84

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

Years ended December 31, 2011, 2010 and 2009

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2009	$5,528	$18,473	$20,593	$413	$(591)	$44,416
Comprehensive income:
Net income for 2009			1,936			1,936
Net change in other comprehensive income items				(220)		(220)

Total comprehensive income						1,716
Cash dividends declared—$.20 per share			(467)			(467)
Issuance of restricted stock (12,230 shares of common stock at $7.40 per share)	30	(30)				—
Vesting of restricted stock		47				47
Restricted stock forfeiture (560 shares)	(1)	1				—
Change in common stock subject to repurchase	(4)	(213)				(217)
Reduction of ESOP obligation					154	154
Stock option expense		85				85

Balance at December 31, 2009	5,553	18,363	22,062	193	(437)	45,734
Comprehensive income:
Net income for 2010			3,098			3,098
Net change in other comprehensive income items				(361)		(361)

Total comprehensive income						2,737
Cash dividends declared—$.20 per share			(468)			(468)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				—
Vesting of restricted stock		79				79
Restricted stock forfeiture (1,018 shares)	(2)	2				—
Change in common stock subject to repurchase	(14)	(440)				(454)
Reduction of ESOP obligation					140	140
Stock option expense		75				75

Balance at December 31, 2010	5,583	18,033	24,692	(168)	(297)	47,843
Comprehensive income:
Net income for 2011			3,402			3,402
Net change in other comprehensive income items				739		739

Total comprehensive income						4,141
Cash dividends declared—$.22 per share			(518)			(518)
Issuance of restricted stock (18,525 shares of common stock at $12.70 per share)	46	(46)				—
Vesting of restricted stock		105				105
Restricted stock forfeiture (643 shares)	(2)	2				—
Change in common stock subject to repurchase	(18)	121				103
Reduction of ESOP obligation					128	128
Stock option expense		63				63

Balance at December 31, 2011	$5,609	$18,278	$27,576	$571	$(169)	$51,865

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2011	2010	2009
Operating Activities
Net income	$3,402	$3,098	$1,936
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,050	1,375	2,725
Depreciation of premises and equipment	869	995	1,054
Deferred income taxes	150	175	506
Amortization of other intangible assets	339	350	362
Net amortization of investment securities	393	586	389
Stock option and restricted stock grant compensation expense	168	154	132
Net gains on security calls and sales	(29)	(207)	(682)
Loans originated for sale	(41,562)	(57,470)	(41,586)
Proceeds on loans sold	44,346	56,739	41,858
Net gains on loan sales	(1,235)	(1,301)	(756)
Net loss from sale or write down of other real estate owned	118	215	318
Gain on life insurance proceeds	—	(156)	—
Net loss on disposal of premises and equipment	7	29	9
Net change in obligation under ESOP	128	140	154
Net change in:
Accrued interest receivable	(41)	(53)	560
Cash surrender value	(347)	(349)	(358)
Other assets	628	826	(1,762)
Accrued expenses and other liabilities	44	383	145

Net cash from operating activities	8,428	5,529	5,004

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	—	7,445	26,366
Proceeds from maturities and calls	39,052	48,172	37,683
Purchases	(69,305)	(58,770)	(55,348)
Net change in federal funds sold	(12)	2,265	780
Proceeds from life insurance	—	421	—
Loan originations and payments, net	(25,504)	20,254	(4,720)
Proceeds from sale of other real estate owned and repossessed assets	481	1,239	2,456
Proceeds from sale of equipment	58	91	—
Proceeds from sale of FHLB stock	176	169	—
Additions to premises and equipment	(881)	(800)	(691)

Net cash from investing activities	(55,935)	20,486	6,526

Financing Activities
Net change in deposits	10,610	28,996	(13,138)
Net change in securities sold under agreements to repurchase and overnight borrowings	3,047	228	909
Proceeds from other borrowings	—	5,000	8,000
Repayments of other borrowings	(2,328)	(5,753)	(9,663)
Cash dividends paid	(470)	(467)	(813)

Net cash from financing activities	10,859	28,004	(14,705)

Net change in cash and cash equivalents	(36,648)	54,019	(3,175)
Beginning cash and cash equivalents	78,833	24,814	27,989

Ending cash and cash equivalents	$42,185	$78,833	$24,814

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Industry Segments: Southern Michigan Bancorp, Inc. (the Company) is a Michigan corporation and registered bank holding company. The Company’s business is concentrated in a single operating segment: commercial banking. The Company’s wholly-owned subsidiary bank, Southern Michigan Bank & Trust (the Bank), offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southwest Michigan communities in which the Bank is located and in areas immediately surrounding these communities. The Bank makes commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Allowance for Loan Losses: The allowance for loan losses is a valuation allowance for probable incurred credit losses, increased by the provision for loan losses and decreased by charge-offs net of recoveries. Estimating the risk of loss and the amount of loss on any loan is necessarily subjective. Management estimates the allowance balance based on past loan loss experience, nature and volume of the portfolio, information about specific borrower situations and estimated collateral values, economic conditions, information in regulatory examination reports, and other factors. Allocations of the allowance may be made for specific loans, but the entire allowance is available for any loan that, in management’s judgment, should be charged-off. Loan losses are charged against the allowance when management believes the uncollectibility of a loan balance is confirmed. The allowance consists of specific and general components. The specific component relates to loans that are individually classified as impaired.

Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature, such as residential mortgage and consumer loans, and on an individual loan basis for other loans. If a loan is determined to be impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable, in the judgment of management, that all principal and interest amounts will not be collected according to the original terms of the loan.

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Transfers of Financial Assets (continued): The transfer of a participating interest in a financial asset must have all of the following characteristics: (1) from the date of transfer, it must represent a proportionate ownership interest in the financial asset, (2) from the date of transfer, all cash flows received, except cash flows allocated as compensation for servicing or other services performed, must be divided proportionately among participating interest holders in the amount equal to their share ownership, (3) the rights of each participating interest holder must have the same priority, and (4) no party has the right to pledge or change the entire financial asset unless all participating interest holders agree to do so.

Company Owned Life Insurance: The Company has purchased life insurance policies on certain key executives. Company owned life insurance is recorded at its net cash surrender value, or the amount that can be realized.

Goodwill and Other Intangible Assets: Goodwill results from business acquisitions and represents the excess of the purchase price over the fair value of acquired tangible assets and liabilities and identifiable intangible assets. Goodwill is assessed at least annually for impairment and any such impairment is recognized in the period identified. Impairment exists when a reporting unit’s carrying value of goodwill exceeds its fair value, which is determined through a two-step impairment test. Step 1 includes the determination of the carrying value of the single reporting unit, including the existing goodwill and intangible assets, and estimating the fair value of the reporting unit. If the carrying amount of a reporting unit exceeds its fair value, a second step to the impairment test is required.

The Company’s most recent annual impairment analysis as of November 30, 2011, indicated that the Step 2 analysis was not required.

Intangible assets with definite useful lives are amortized over their estimated useful lives to their estimated residual values. Goodwill is the only intangible asset with an indefinite life on the Company’s balance sheet. Other intangible assets consist of core deposit intangible assets arising from past acquisitions. They are initially measured at fair value and then amortized on an accelerated method over their estimated useful lives, which is 10 years.

Other Real Estate Owned: Other real estate owned was $1,530,000 and $1,247,000 at December 31, 2011 and 2010, respectively, and is included in other assets. Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and other real estate owned is carried at the lower of carrying amount or fair value less estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expense.

Stock Compensation: The Company has adopted the requirements of “share-based payment transactions”, using the modified prospective transition method. Under this method, the Company recognizes compensation cost for equity-based compensation for all new or modified grants.

See Note N regarding the various assumptions used in computing the compensation expense.

Advertising Costs: Advertising costs are expensed as incurred.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

Comprehensive Income: Comprehensive income consists of net income and other comprehensive income or loss. Other comprehensive income or loss includes the net change in unrealized gains and losses on securities available for sale and the changes in the funded status of the pension plan, each net of tax, which are also recognized as a separate component of shareholders’ equity.

Employee Stock Ownership Plan (ESOP): The cost of shares issued to the ESOP but not yet allocated to participants is shown as a reduction to shareholders’ equity. Compensation expense is based on the market price of shares as they are committed to be released to participants’ accounts. Dividends on allocated ESOP shares reduce retained earnings; dividends on unearned ESOP shares reduce debt and accrued interest.

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

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in southwest Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial, financial and agricultural loans make up approximately 71% of the loan portfolio at December 31, 2011 (67% at December 31, 2010) and such loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 27% of the loan portfolio at December 31, 2011 (30% at December 31, 2010) and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 2% of the loan portfolio at December 31, 2011 (3% at December 31, 2010) and are primarily collateralized by consumer assets.

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Commitments may include interest rates determined prior to funding the loan (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. Such commitments were not material at December 31, 2011 and 2010.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters outstanding as of December 31, 2011 that will have a material future adverse effect on the consolidated financial statements.

Subsequent Events: Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after December 31, 2011, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2011, have been recognized in the financial statements for the year ended December 31, 2011. Events or transactions that provided evidence about conditions that did not exist at December 31, 2011, but arose before the financial statements were issued, have not been recognized in the financial statements for the year ended December 31, 2011.

Reclassifications: Certain items in the 2010 and 2009 consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards: In July 2010, the Financial Accounting Standards Board (“FASB”) issued Accounting Standards Update (ASU) No. 2010-20, Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses which increases disclosures made about the credit quality of loans and the allowance for credit losses. The disclosures provide additional information about the nature of credit risk inherent in the Company’s loans, how credit risk is analyzed and assessed, and the reasons for the change in the allowance for loan losses. The expanded disclosure requirements of ASU 2010-20 were disclosed in the Company’s December 31, 2010 consolidated financial statements. Other required disclosures about activity that occurs during an interim reporting period were effective for periods beginning on or after December 15, 2010, and are disclosed for the year ended December 31, 2011 in Note E.

In December 2010, the FASB issued ASU No. 2010-29 Business Combinations (Topic 805)—Disclosure of Supplementary Pro Forma Information for Business Combinations. If a public entity presents comparative financial statements, the entity should disclose revenue and earnings of the combined entity as though the business combination that occurred during the current year had occurred as of the beginning of the comparable prior annual reporting period only. ASU 2010-29 also expands the supplementary pro forma disclosures. ASU 2010-29 is effective prospectively for business combinations for which the acquisition date is on or after the beginning of the first annual reporting period beginning on or after December 15, 2010. ASU 2010-29 will only affect the Company if there are future business combinations.

In December 2010, the FASB issued ASU No. 2010-28 Intangibles—Goodwill and Other (Topic 350)—When to Perform Step 2 of the Goodwill Impairment Test for Reporting Units with Zero or Negative Carrying Amounts. ASU 2010-28 affects all entities that have recognized goodwill and have one or more reporting units whose carrying amount for purposes of performing Step 1 of the goodwill impairment test is zero or negative. ASU 2010-28 is effective for fiscal years and interim periods within those years, beginning after December 15, 2010. ASU 2010-28 did not have an impact on the Company’s financial condition, results of operations, or disclosures for the period ended December 31, 2011 because the most recent Step 1 goodwill impairment test performed as of November 30, 2011 did not result in a negative carrying amount.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In April 2011, FASB issued ASU No. 2011-02 Receivables (Topic 310) – A Creditor’s Determination of Whether a Restructuring is a Troubled Debt Restructuring. ASU 2011-02 clarifies whether loan modifications constitute troubled debt restructuring. In evaluating whether a restructuring constitutes a troubled debt restructuring, a creditor must separately conclude that both of the following exist: (a) the restructuring constitutes a concession; and (b) the debtor is experiencing financial difficulties. ASU 2011-02 was effective July 1, 2011, retrospectively to January 1, 2011, and did not have any impact on the Company’s financial condition or results of operations.

In April 2011, FASB issued ASU 2011-03, Reconsideration of Effective Control for Repurchase Agreement, amending ASC topic 860 to improve accounting for repurchase agreements and other agreements that both entitle and obligate a transferor to repurchase or redeem financial assets before their maturity by removing, from the assessment of effective control, the criterion relating to the transferor’s ability to repurchase or redeem financial assets on substantially the agreed terms, even in the event of default by the transferee. Consequently, the amendments in ASU 2011-03 also eliminate the requirement to demonstrate that the transferor possesses adequate collateral to fund substantially all the cost of purchasing replacement financial assets. The other criteria applicable to the assessment of effective control are not changed by the amendments in ASU 2011-03. This guidance is effective for the first interim or annual period beginning on or after December 15, 2011, and should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. The adoption of this standard is not expected to have an impact on the Company’s consolidated financial statements.

In May 2011, FASB issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011 and early application is not permitted. The Company will adopt the methodologies prescribed by ASU 2011-04 by the date required, and does not anticipate the ASU will have a material effect on its financial position or results of operations.

In June 2011, FASB issued ASU No. 2011-05 Amendments to Topic 220, Comprehensive Income. Under the amendments in ASU 2011-05, an entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. Either option requires the entity to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. ASU 2011-05 eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in ASU 2011-05 do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income.

The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments do not require any transition disclosures. The Company did not early adopt ASU 2011-05.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The amendments in ASU 2011-08 gives the entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after the assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. Early adoption is permitted, however the Company did not early adopt ASU 2011-08.

NOTE B – BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2011, 2010 and 2009 is presented below:

	2011	2010	2009
Basic Earnings Per Common Share
Net income (in thousands)	$3,402	$3,098	$1,936

Weighted average common shares outstanding	2,350,180	2,339,490	2,322,642
Less: Unallocated ESOP shares	(20,733)	(27,851)	(31,090)

Weighted average common shares outstanding for basic earnings per common share	2,329,447	2,311,639	2,291,552

Basic earnings per common share	$1.46	$1.34	$0.84

Diluted Earnings Per Common Share
Net income (in thousands)	$3,402	$3,098	$1,936

Weighted average common shares outstanding for basic earnings per common share	2,329,447	2,311,639	2,291,552
Add: Dilutive effects of assumed exercises of stock options	4,378	3,636	349

Average shares and dilutive potential of common shares outstanding	2,333,825	2,315,275	2,291,901

Diluted earnings per common share	$1.46	$1.34	$0.84

Stock options for 199,961, 196,394 and 214,822 shares of common stock were not considered in computing diluted earnings per share for 2011, 2010 and 2009, respectively, because they were anti-dilutive.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C -SECURITIES

Year end investment securities were as follows (in thousands):

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale, December 31, 2011
Federal agencies	$28,303	$132	$—	$28,435
U.S. government sponsored entities and agencies	22,855	101	—	22,956
States and political subdivisions	32,324	1,124	(3)	33,445
Asset-backed securities	2,487	—	(11)	2,476
Mortgage-backed securities	3,007	25	—	3,032

Total	$88,976	$1,382	$(14)	$90,344

	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Available for Sale, December 31, 2010
Federal agencies	$24,117	$26	$(37)	$24,106
U.S. government sponsored entities and agencies	6,685	3	(10)	6,678
States and political subdivisions	25,225	372	(227)	25,370
Asset-backed securities	2,487	—	(11)	2,476
Mortgage-backed securities	573	25	—	598

Total	$59,087	$426	$(285)	$59,228

Securities with unrealized losses at December 31, 2011 and 2010 that have not been recognized in income are as follows (in thousands):

2011	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
States and political subdivisions	$1,005	$(3)	$—	$—	$1,005	$(3)
Mortgage-backed securities	—	—	2,487	(11)	2,487	(11)

Total temporarily impaired	$1,005	$(3)	$2,487	$(11)	$3,492	$(14)

2010	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
Description of Securities
Federal agencies	$13,335	$(37)	$—	$—	$13,335	$(37)
U.S. government sponsored entities and agencies	2,997	(10)	—	—	2,997	(10)
States and political subdivisions	5,257	(218)	883	(9)	6,140	(227)
Asset-backed securities	2,487	(11)	—	—	2,487	(11)

Total temporarily impaired	$24,076	$(276)	$883	$(9)	$24,959	$(285)

Unrealized losses have not been recognized into income as management believes the issuers are of sound credit quality, management has no intent to sell the securities, the Company has the ability to hold to maturity and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the notes and bonds approach their maturity date.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – SECURITIES (CONTINUED)

The proceeds from sales of securities and the associated gains are listed below (in thousands):

	2011	2010	2009
Proceeds	$—	$7,445	$26,366
Gross gains	—	206	678

The tax provision related to gross realized gains was $70,000 and $231,000 for 2010 and 2009, respectively.

Gains on calls of securities were $29,000, $1,000 and $4,000 for 2011, 2010 and 2009, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities of debt securities at year-end 2011 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$16,504	$16,599
Due from one to five years	49,879	50,449
Due from five to ten years	13,278	13,742
Due after ten years	3,821	4,046
Mortgage-backed securities	5,494	5,508

Total	$88,976	$90,344

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $32,089,000 and $28,344,000, respectively, were pledged as collateral for repurchase accounts and for other purposes at year-end 2011 and 2010.

At December 31, 2011 and 2010, the fair value of securities issued by the State of Michigan and all its political subdivisions totaled $26,314,000 and $19,903,000, respectively. No other securities of any state (including all its political subdivisions) were greater than 10% of shareholders’ equity.

Investments in the Federal Home Loan Bank of Indianapolis stock totaled $1,701,000 and $1,877,000 at December 31, 2011 and 2010, respectively, and are included in other assets because such investments are considered restricted. Such investments are recorded at cost and evaluated for impairment.

At December 31, 2011, the Company had no investment in securities of issuers outside of the United States.

NOTE D – LOANS

Loans at year-end were as follows (in thousands):

	2011	2010
Commercial	$70,056	$58,763
Real estate—commercial	150,829	136,371
Real estate—construction	12,479	11,135
Consumer	8,167	10,153
Real estate mortgage	91,273	93,102

	332,804	309,524
Less allowance for loan losses	(5,412)	(5,694)

Loans, net	$327,392	$303,830

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS (CONTINUED)

Credit Risk Elements:

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with the complete project. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Bank typically requires guarantees on these loans. The Bank’s construction loans are secured primarily by properties located in its primary market area.

The Bank originates 1 – 4 family real estate and consumer loans utilizing credit reports to supplement the underwriting process. The Bank’s manual underwriting standards for 1 – 4 family loans are generally in accordance with FHLMC and loan policy manual underwriting guidelines. Properties securing 1 – 4 family real estate loans are appraised by fee appraisers, which are independent of the loan origination function and have been approved by management. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. The Bank will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1 – 4 family real estate loans, provided private mortgage insurance is obtained. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis. The Bank’s 1 – 4 family real estate loans are secured primarily by properties located in its primary market area.

Commercial and agricultural real estate loans are subject to underwriting standards and processes similar to commercial and agricultural operating loans, in addition to those unique to real estate loans. These loans are viewed primarily as cash flow loans and secondarily as loans secured by real estate. Commercial and agricultural real estate lending typically involves higher loan principal amounts and the repayment of these loans is generally dependent on the successful operation of the property securing the loan or the business conducted on the property securing the loan. Loan to value is generally 75% of the lower of the cost or value of the assets. Appraisals on properties securing these loans are generally performed by fee appraisers approved by the Commercial Loan Committee. Because payments on commercial and agricultural real estate loans are often dependent on the successful operation or management of the properties, repayment of such loans may be subject to adverse conditions in the real estate market or the economy. Management monitors and evaluates commercial and agricultural real estate loans based on collateral and risk rating criteria. The Bank typically requires guarantees on these loans. The Bank’s commercial and agricultural real estate loans are secured primarily by properties located in its primary market area.

Commercial and agricultural operating loans are underwritten based on the Bank’s examination of current and projected cash flows to determine the ability of the borrower to repay their obligations as agreed. This underwriting includes the evaluation of cash flows of the borrower, underlying collateral, if applicable, and the borrower’s ability to manage its business activities. The cash flows of borrowers and the collateral securing these loans may fluctuate in value after the initial evaluation. A first priority lien on the general assets of the business normally secures these types of loans. Loan to value limits vary and are dependent upon the nature and type of the underlying collateral and the financial strength of the borrower. Crop and hail insurance is required for most agricultural borrowers. Loans are generally guaranteed by the principal(s). The Bank’s commercial and agricultural operating lending is principally in its primary market area.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS (CONTINUED)

The Bank has an internal credit analyst who reviews and validates credit risk on a periodic basis, as well as an internal loan review performed throughout the year. Results of the credit analyst are presented to management. Internal loan reviews are presented to management and the Audit Committee. The credit analysis and loan review processes complement and reinforce the risk identification and assessment decisions made by lenders and credit personnel, as well as the Bank’s policies and procedures.

At December 31, 2011 and 2010, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the Bank.

The following is a summary of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

	2011	2010
Balance at January 1	$14,099	$16,578
New loans, including renewals	11,230	7,805
Repayments	(11,659)	(10,192)
Other changes, net	(128)	(92)

Balance at December 31	$13,542	$14,099

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $168,025,000 and $151,125,000 at December 31, 2011 and 2010, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows (in thousands):

	2011	2010	2009
Balance at January 1	$868	$753	$708
Additions	412	371	269
Amortized to expense	(311)	(256)	(224)

Balance at December 31	$969	$868	$753

No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2011, 2010 or 2009 because the estimated fair value of such rights exceeded the carrying value.

NOTE E – ALLOWANCE FOR LOAN LOSSES

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2011	2010	2009
Balance at January 1	$5,694	$6,075	$7,104
Provision for loan losses	1,050	1,375	2,725
Loans charged off	(1,561)	(2,031)	(3,926)
Recoveries	229	275	172

Net charge-offs	(1,332)	(1,756)	(3,754)

Balance at December 31	$5,412	$5,694	$6,075

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan (commercial, mortgage or consumer), which in some instances may be different than how the loans are categorized for regulatory reporting purposes. Consequently, loan groupings in Note D may vary from the disclosures in Note E. Required disclosures about activity in the allowance for loan losses for reporting periods subsequent to December 15, 2010 are provided below for the year ended December 31, 2011.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is an analysis of the allowance for loan losses and the recorded investment in loans by portfolio segment and based on impairment method as of and for the year ended December 31, 2011 and as of December 31, 2010 (in thousands):

December 31, 2011	2011
	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
Allowance for Loan Losses:
Balance at January 1	$4,239	$87	$1,211	$157	$5,694
Provision for loan losses	498	14	433	105	1,050
Loans charged off	(875)	(71)	(498)	(117)	(1,561)
Recoveries	177	38	9	5	229

Balance at December 31	$4,039	$68	$1,155	$150	$5,412

Ending balance individually evaluated for impairment	$744	—	$240	—	$984

Ending balance collectively evaluated for impairment	3,295	68	915	150	4,428

Total	$4,039	$68	$1,155	$150	$5,412

Total Loans:
Ending balance individually evaluated for impairment	$6,440	$29	$3,326	$86	$9,881

Ending balance collectively evaluated for impairment	237,263	7,800	64,927	12,933	322,923

Ending balance	$243,703	$7,829	$68,253	$13,019	$332,804

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $167,000 and $72,000, respectively, for the year ended December 31, 2011.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2010	2010
	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
Allowance for Loan Losses:
Ending balance individually evaluated for impairment	$867	—	$300	$4	$1,171

Ending balance collectively evaluated for impairment	3,372	87	911	153	4,523

Total	$4,239	$87	$1,211	$157	$5,694

Total Loans:
Ending balance individually evaluated for impairment	$7,676	$87	$2,881	$122	$10,766

Ending balance collectively evaluated for impairment	208,725	9,762	66,556	13,715	298,758

Ending balance	$216,401	$9,849	$69,437	$13,837	$309,524

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2011 and December 31, 2010 (in thousands):

December 31, 2011	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:
Commercial	$135	$—
Real estate—commercial	2,649	—
Real estate—construction	232	—
Consumer	29	—
Real estate mortgage	2,485	—

With an allowance recorded:
Commercial	744	26
Real estate—commercial	1,403	490
Real estate—construction	—	—
Consumer	—	—
Real estate mortgage	2,204	468

Total	$9,881	$984

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2010	Unpaid Principal Balance	Allowance for Loan Losses Allocated
With no related allowance recorded:

Commercial	$608	$—
Real estate—commercial	2,685	—
Real estate—construction	—	—
Consumer	87	—
Real estate mortgage	2,495	—

With an allowance recorded:
Commercial	588	99
Real estate—commercial	1,823	413
Real estate—construction	583	173
Consumer	—	—
Real estate mortgage	1,897	486

Total	$10,766	$1,171

Information regarding impaired loans at December 31 follows (in thousands):

	2011	2010	2009
Average balance of impaired loans during the year	$10,530	$11,719	$11,754
Cash basis interest income recognized during the year	$250	$345	$409
Interest income recognized during the year	$285	$396	$367

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of December 31, 2011 and December 31, 2010 by class of loans (in thousands):

December 31, 2011	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non- Accrual	Loans Not Past Due or Non- Accrual	Total
Commercial	$182	$120	$6	$308	$413	$69,335	$70,056
Real estate—commercial	538	144	—	682	2,982	147,165	150,829
Real estate—construction	—	—	—	—	231	12,248	12,479
Consumer	22	4	—	26	29	8,112	8,167
Real estate mortgage	1,476	780	—	2,256	2,048	86,969	91,273

Total	$2,218	$1,048	$6	$3,272	$5,703	$323,829	$332,804

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2010	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non- Accrual	Loans Not Past Due or Non- Accrual	Total
Commercial	$277	$20	$1	$298	$216	$58,249	$58,763
Real estate—commercial	184	—	—	184	2,295	133,892	136,371
Real estate—construction	—	—	—	—	583	10,552	11,135
Consumer	62	—	—	62	87	10,004	10,153
Real estate mortgage	737	28	—	765	2,112	90,225	93,102

Total	$1,260	$48	$1	$1,309	$5,293	$302,922	$309,524

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

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of December 31, 2011 as well as the amount of specific reserves in the allowance for loan losses relating to TDRs (dollars in thousands):

December 31, 2011	Number of Loans	Amount	Specific Reserves Allocated
Commercial	5	$733	$23
Real estate—commercial	5	1,619	13
Real estate—construction	—	—	—
Real estate—mortgage	21	1,882	181
Consumer	—	—	—

Total	31	$4,234	$217

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE E – ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

As of December 31, 2011 and December 31, 2010, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$59,492	$5,855	$4,709	$—	$—	$70,056
Real estate—commercial	128,405	14,681	7,437	—	306	150,829
Real estate—construction	5,547	2,542	520	—	3,870	12,479
Real estate—mortgage	7,399	3,177	2,743	—	77,954	91,273
Consumer	—	—	—	—	8,167	8,167

Total	$200,843	$26,255	$15,409	$—	$90,297	$332,804

December 31, 2010	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
Commercial	$44,819	$12,821	$1,123	$—	$—	$58,763
Real estate—commercial	110,384	19,054	6,311	370	252	136,371
Real estate—construction	2,371	1,047	4,630	—	3,087	11,135
Real estate—mortgage	7,096	2,892	2,700	—	80,414	93,102
Consumer	—	—	—	—	10,153	10,153

Total	$164,670	$35,814	$14,764	$370	$93,906	$309,524

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE F – PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31 consisted of (in thousands):

	2011	2010
Land	$2,362	$2,366
Buildings and improvements	16,854	16,854
Furniture and equipment	10,255	9,991

	29,471	29,211
Less accumulated depreciation	(16,925)	(16,612)

Totals	$12,546	$12,599

Depreciation and amortization expense charged to operations was $869,000, $995,000 and $1,054,000 in 2011, 2010 and 2009, respectively.

Rent expense under operating leases amounted to $50,000, $42,000 and $57,000 in 2011, 2010 and 2009, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2011 were as follows (in thousands):

2012	$43
2013	35
2014	7
2015	7
2016	7
Thereafter	8

Total	$107

NOTE G – INTANGIBLE ASSETS

Acquired core deposit intangible assets as of December 31 were (in thousands):

	2011	2010
Gross carrying amount	$3,122	$3,122
Accumulated amortization	(1,456)	(1,117)

Unamortized balance	$1,666	$2,005

Amortization of core deposit intangible assets for the years ended December 31, 2011, 2010 and 2009 was $339,000, $350,000 and $362,000, respectively.

Estimated amortization of core deposit intangible assets for each of the five years subsequent to December 31, 2011 is as follows (in thousands):

2012	$325
2013	296
2014	284
2015	272
2016	260

NOTE H – DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):

	2011	2010
Non-interest bearing checking	$61,930	$59,942
Interest bearing checking	110,153	100,388
Savings	53,468	48,579
Money market accounts	74,996	62,845
Time deposits	119,964	138,147

Totals	$420,511	$409,901

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE H – DEPOSITS (CONTINUED)

The carrying amount of time deposits over $100,000 was $42,358,000 and $54,046,000 at December 31, 2011 and 2010, respectively. Interest expense on time deposits over $100,000 was $898,000, $979,000 and $1,336,000 for the years ended December 31, 2011, 2010 and 2009, respectively.

At year-end 2011, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

2012	$63,355
2013	23,437
2014	19,670
2015	10,295
2016	3,207

Total	$119,964

Related party deposits were $24,522,000 and $11,412,000 at December 31, 2011 and 2010, respectively.

NOTE I – OTHER BORROWINGS

Other borrowings at December 31, 2011 and 2010 included $6,117,000 and $7,234,000, respectively, in advances from the Federal Home Loan Bank (FHLB) of Indianapolis. Advances outstanding at December 31, 2011 require payments through December 31, 2013 with fixed interest rates ranging from 2.12% to 4.57%, with a weighted average rate of 2.52%. Principal is due at maturity for $6,000,000 of the advances. The remaining $117,000 FHL Badvance at December 31, 2011 is at a fixed rate of 4.57% with decreasing annual principal payments.

All of the advances are secured by blanket collateral agreements with the FHLB, which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, and commercial real estate loans. Eligible FHLB loan collateral at December 31, 2011 and 2010 was approximately $75,048,000 and $79,641,000, respectively.

On December 29, 2009 the Company entered into a Business Loan agreement with Great Lakes Bankers Bank (GLBB), consisting of a $3,000,000 term loan, subject to sub-participation of at least $2,100,000 with banks mutually acceptable to both parties, maturing in five years with a variable rate equal to the New York Prime, as published in the Wall Street Journal, with a floor of four and one-half (4.5%) percent. Repayment terms require monthly principal and interest payments amortized over five years. The loan requires compliance with various specified financial covenants and is secured by 100% of the stock of the Bank. At December 31, 2011 and 2010, $1,439,000 and $2,501,000, respectively, was outstanding under the loan.

Other borrowings also include a loan from a local community bank with a balance at December 31, 2011 and 2010 of $195,000 and $344,000, respectively. The loan matures on February 28, 2013 and is unsecured.

At December 31, 2011, scheduled principal reductions on other borrowings were as follows for the years ending December 31 (in thousands):

	FHLB	GLBB	Other	Total
2012	$5,078	$458	$155	$5,691
2013	1,039	479	40	1,558
2014	—	502	—	502

Total other borrowings	$6,117	$1,439	$195	$7,751

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE J – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OVERNIGHT BORROWINGS

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):

	2011	2010
At December 31:
Outstanding balance	$18,074	$15,027
Average interest rate	0.24%	0.30%

Daily average for the year:
Outstanding balance	$16,162	$16,714
Average interest rate	0.32%	0.30%

Maximum outstanding at any month end	$18,074	$18,847

At December 31, 2011, the Bank had a $3,000,000 line of credit arrangement available to purchase federal funds, with no outstanding borrowings.

NOTE K – SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

In March 2004, Southern Michigan Bancorp Capital Trust I, a trust formed by the Company, closed a pooled private offering of 5,000 trust preferred securities with a liquidation amount of $1,000 per security. The Company issued $5,155,000 of subordinated debentures to the trust in exchange for ownership of all of the common securities of the trust and the proceeds of the preferred securities sold by the trust. The Company is not considered the primary beneficiary of this trust, therefore the trust is not consolidated in the Company’s financial statements, but rather the subordinated debentures are shown as a liability. The Company may redeem the subordinated debentures, subject to the receipt by the Company of the proper approval of the Federal Reserve, if such approval is required under applicable capital guidelines or policies of the Federal Reserve. The subordinated debentures may be redeemed on January 7, April 7, July 7 and October 7 of each year either in whole or in integrals of $1,000 at 100% of the principal amount, plus accrued and unpaid interest. The subordinated debentures mature on April 6, 2034. The subordinated debentures are also redeemable in whole, but not in part, from time to time upon the occurrence of specific events defined within the trust indenture. The Company has the option to defer interest payments on the subordinated debentures from time to time for a period not to exceed 20 consecutive quarters.

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 2.75%. The rate at December 31, 2011 was 3.15%. Interest expense related to the subordinated debentures amounted to $156,000 in 2011, $157,000 in 2010, and $197,000 in 2009. The Company’s investment in the common stock of the trust is $155,000 and is included in other assets.

NOTE L – INCOME TAXES

Income tax provision (credit) consists of (in thousands):

	2011	2010	2009
Current	$809	$546	$(427)
Deferred	150	175	506

Totals	$959	$721	$79

The deferred income tax provision consists of the tax effect of temporary differences, including a credit of $207,000 in 2010 and $23,000 in 2009 resulting from the utilization of net operating loss carryforwards.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L – INCOME TAXES (CONTINUED)

Income tax provision calculated at the statutory federal income tax rate of 34% differs from actual income tax provision as follows (in thousands):

	2011	2010	2009
Income tax at statutory rate	$1,483	$1,298	$685
Tax-exempt interest income, net	(311)	(289)	(351)
Earnings on life insurance assets, including gain from proceeds in 2010	(118)	(172)	(122)
Low income housing partnership tax credits	(127)	(127)	(127)
Write-off capital loss carryforward	—	60	—
Change in valuation allowance	—	(54)	—
Other items, net	32	5	(6)

Totals	$959	$721	$79

Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

	2011	2010
Deferred tax assets:
Allowance for loan losses	$1,134	$1,150
Deferred compensation and supplemental retirement liability	769	765
Intangible asset amortization	—	12
Pension liability	170	135
Nonaccrual loan interest	252	245
Tax credit carryforwards	655	796
Stock based compensation	175	146
Other	157	127

Total deferred tax assets	3,312	3,376

Deferred tax liabilities:
Mortgage servicing rights	(329)	(295)
Goodwill	(211)	(191)
Purchase accounting adjustments	(646)	(761)
Net unrealized gain on available for sale securities	(465)	(48)
Depreciation	(296)	(51)
Other	(124)	(257)

Total deferred tax liabilities	(2,071)	(1,603)

Net deferred tax assets, included in other assets	$1,241	$1,773

At December 31, 2011, the Company has available alternative minimum tax credit carryforwards of $522,000, which may be utilized in the future to the extent computed regular tax exceeds the alternative minimum tax. The Company also has low income housing credit carryforwards of $133,000 at December 31, 2011, which will begin to expire in 2029 if not utilized.

The Company and its subsidiaries file U.S. federal and certain state tax returns. In general, tax returns are no longer subject to tax examinations by tax authorities for years before 2008. The Internal Revenue Service recently completed an examination of the Company’s 2009 federal tax return. The Company expects to pay approximately $284,000 of additional tax which will generate deferred tax assets of a similar amount, resulting in substantially no additional tax provision.

The Company believes that it had no uncertain tax positions as of December 31, 2011 and 2010.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M – BENEFIT PLANS

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

Information about the pension plan is as follows (in thousands):

	2011	2010
Change in projected benefit obligation:
Beginning benefit obligation	$(2,214)	$(2,272)
Interest cost	(124)	(130)
Actuarial loss	(166)	(35)
Benefits paid	408	223

Ending benefit obligation	(2,096)	(2,214)

Change in plan assets, at fair value:
Beginning plan assets	1,744	1,937
Actual return	57	56
Employer contributions	82	—
Benefits paid	(408)	(223)
Plan expenses paid	(26)	(26)

Ending plan assets	1,449	1,744

Net amount recognized in other liabilities – funded status	$(647)	$(470)

The accumulated benefit obligation for the defined benefit pension plan was $2,096,000 and $2,214,000 at December 31, 2011 and 2010, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):

	2011	2010	2009
Components of net periodic benefit cost:
Service cost, including plan expenses	$26	$26	$29
Interest cost	124	130	145
Expected return on plan assets	(105)	(114)	(147)
Recognized net actuarial loss	17	3	39
Settlement adjustment	92	36	42

Net periodic benefit cost	$154	$81	$108

At December 31, 2011 and 2010 net actuarial losses of $502,000 and $396,000, respectively, have not yet been recognized as a component of net periodic benefit cost. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2012 is $23,000.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M – BENEFIT PLANS (CONTINUED)

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost:

	2011	2010	2009
Discount rate on benefit obligation	5.0%	5.5%	6.0%
Long-term expected rate of return on plan assets	7.0%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	N/A

	Target Allocation	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of
Asset Category	2012	2011	2010	Return - 2011
Equity securities	0%	0%	0%	0%
Debt securities	0%	0%	0%	0%
Cash and time certificates	100%	100%	100%	.20%

	100%	100%	100%	.20%

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

The plan’s investment objective at December 31, 2011 is primarily fixed income investments with a target of 90% time certificates and 10% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the plan being frozen, the investment allocations have been reevaluated with shorter term objectives.

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M – BENEFIT PLANS (CONTINUED)

The fair value of the plan assets at December 31, 2011 amounted to $1,449,000 consisting of cash and time certificates with fair value measured using quoted prices in active markets (Level 1). There were no plan assets measured at fair value using significant unobservable inputs (Level 3) as of or for the years ended December 31, 2011 or 2010.

The Company expects to contribute $125,000 to its pension plan in 2012.

At December 31, 2011, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):

2012	$59
2013	172
2014	140
2015	36
2016	160
2017 – 2021	1,359

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Plan includes a 401(k) provision with the Company’s matching contribution provided in Company stock. The Board of Directors determines the Company’s contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the plan participants. Expense charged to operations for contributions to the plan totaled $253,000, $299,000 and $388,000 in 2011, 2010 and 2009, respectively.

Shares held by the ESOP at year-end are as follows:

	2011	2010
Allocated shares	115,170	107,627
Unallocated shares	15,402	24,021

Total ESOP shares	130,572	131,648

The fair value of the allocated shares held by the ESOP is $1,296,000 and $1,399,000 at December 31, 2011 and 2010, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such, these shares are not classified in shareholders’ equity as permanent equity. In 2008, the ESOP obtained a loan for $609,000 to purchase 28,500 shares. The balance of the loan at December 31, 2011 and 2010 was $170,000 and $297,000, respectively. In 2005, the ESOP obtained a loan for $204,000 to purchase 7,568 shares. The loan was repaid in 2010.

Deferred Compensation Plan: Directors and certain officers of the Bank may defer a portion of their director fees or compensation in a non-qualified deferred compensation plan. An account is established for each participant in the plan and credited with the participant’s annual deferred compensation plus interest based on the stated rate determined annually. Upon retirement, participants receive the balance in their account over 15 years. Participants also continue to earn interest during retirement based on their remaining account balance. Participants are immediately vested in their account balances. The plan is intended to be funded by certain bank-owned life insurance contracts. The interest rate paid on deferred compensation balances as of December 31, 2011 ranged from 5.38% to 12.98%. There were no new participants in the plan during 2011. Deferred compensation expense was $232,000, $245,000 and $237,000 in 2011, 2010 and 2009, respectively. The liability for deferred compensation benefits was $1,984,000 and $2,024,000 at December 31, 2011 and 2010, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M – BENEFIT PLANS (CONTINUED)

Supplemental Retirement Plans: The Bank also maintains a supplemental retirement plan (SERP) to provide annual payments to certain current and former executives subsequent to their retirement. Benefits under the SERP were frozen effective December 31, 2008. Expense associated with the SERP totaled $15,000, $28,000 and $12,000 in 2011, 2010 and 2009, respectively. Liabilities associated with the SERP totaled $207,000 and $226,000 at December 31, 2011 and 2010, respectively.

In December 2011, the Board of Directors approved the Defined Contribution Supplemental Executive Retirement Plan (2011 SERP), which is intended to provide select executive officers with a retirement benefit that is competitive with industry practices for bank executives when combined with the executive’s other employer-funded retirement benefits. In contrast to the frozen SERP, the 2011 SERP is a defined contribution arrangement, which gives the Bank the discretion to make a specific annual nonqualified deferred compensation contribution to the account of participating executives. Whether an annual deferred compensation contribution will be made to the account balance of a participating executive, as well as the amount of the contribution, is at the discretion of the Bank's Board of Directors. The contribution that will be made by the Bank to the account of each executive is determined based on a percentage of base salary. Participants are generally entitled to receive payment of the benefit in their account in 120 equal monthly installments commencing at age 65. The Company’s 2011 contribution, which was accrued at December 31, 2011, amounted to $70,000.

NOTE N – STOCK OPTIONS

The Company has stock based compensation plans as described below. Total compensation cost charged against income for those plans was $168,000, $154,000 and $132,000 in 2011, 2010 and 2009, respectively.

On June 6, 2005, shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership. The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards. A maximum of 300,000 shares of common stock are available under the plan. The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors. At December 31, 2011, 99,007 shares were available for issuance under the plan.

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

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend yield assumption is based on the Company’s history and expected dividend payouts.

	2011	2010	2009
Risk-free interest rate	0.33%	0.96%	3.58%
Expected option life	8 years	8 years	8 years
Expected stock price volatility	23.40%	23.64%	22.39%
Dividend yield	2.99%	3.29%	3.58%

Weighted-average fair value of options granted during year	$1.86	$1.53	$0.97

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N – STOCK OPTIONS (CONTINUED)

A summary of the activity in the plans for 2011 follows:

Stock Options	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value
Outstanding at beginning of year	218,977	$21.29
Granted	8,075	12.70
Exercised	—	—
Forfeited	(6,026)	18.23

Outstanding at end of year	221,026	$21.06	4.8 years	$60,000

Exercisable at year-end	141,276	$20.85	4.1 years	$52,000

	2011	2010	2009
Intrinsic value of options exercised	—	—	—
Cash received from option exercise	—	—	—
Tax benefit realized from option exercises	—	—	—

As of December 31, 2011, there was $29,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of .4 years.

Restricted Stock – Restricted shares may be issued under the 2005 plan described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date. The total fair value of shares vested during the years ended December 31, 2011, 2010 and 2009 was $91,000, $39,000 and $29,000, respectively. As of December 31, 2011, there was $376,000 of total unrecognized compensation cost related to unvested shares granted under the plan. The cost is expected to be recognized over a weighted average period of 3.5 years.

A summary of activity in the restricted stock plan for 2011 follows:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2011	30,593	$10.46
Granted	18,525	12.70
Vested	(7,166)	11.24
Forfeited	(643)	10.17

Nonvested at December 31, 2011	41,309	$11.33

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE O – COMMITMENTS

There are various commitments which arise in the normal course of business, such as commitments under commercial letters of credit, standby letters of credit and commitments to extend credit. These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to the Bank’s normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management’s credit assessment of the customer.

At December 31, 2011 and 2010, the Company had no commitments under commercial letters of credit used to facilitate customers’ trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2011 and 2010, commitments under outstanding standby letters of credit were $1,690,000 and $1,720,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):

	2011	2010
Fixed rate	$3,475	$4,333
Variable rate	73,672	56,445

Totals	$77,147	$60,778

The fixed rate commitments have stated interest rates ranging from 4.50% to 14.00%. The terms of the above commitments range from 1 to 121 months.

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

NOTE P – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income (loss) amounted to $571,000 at December 31, 2011 and $(168,000) at December 31, 2010 and is summarized as follows (in thousands):

	2011	2010
Unrealized gain on available-for-sale securities, net of income taxes of $465 in 2011 and $48 in 2010	$903	$93
Pension liability, net of income taxes of $170 in 2011 and $135 in 2010	(332)	(261)

Total	$571	$(168)

The changes in the components of accumulated comprehensive income (loss), and related tax effects for the years ended December 31, 2011, 2010 and 2009 are as follows (in thousands):

	2011	2010	2009
Unrealized gain (loss) on available for sale securities	$1,256	$(287)	$320
Reclassification adjustments for net realized gains included in net income	(29)	(207)	(682)
Accrued pension liability	(106)	(53)	29

	1,121	(547)	(333)

Tax effect	(382)	186	113

Other comprehensive income (loss), net of tax	$739	$(361)	$(220)

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q – RESTRICTIONS ON TRANSFERS FROM SUBSIDIARIES

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to the Company. At December 31, 2011, using the most restrictive of these conditions, the aggregate cash dividends that the Bank could pay the Company without prior regulatory approval was approximately $6.7 million.

NOTE R – SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):

Balance Sheets	December 31,
	2011	2010
Assets
Cash and cash equivalents	$404	$683
Investment in subsidiary bank	57,947	54,963
Investment in non banking subsidiary	188	189
Premises and equipment, net	844	876
Other assets	778	711

Total Assets	$60,161	$57,422

Liabilities and Shareholders’ Equity
Dividends payable	$165	$117
Other liabilities	46	63
Other borrowings	1,634	2,845
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	1,296	1,399
Shareholders’ equity	51,865	47,843

Total Liabilities and Shareholders’ Equity	$60,161	$57,422

Statements of Income	Year ended December 31,
	2011	2010	2009
Dividends from subsidiary bank	$1,437	$1,358	$1,113
Interest income	16	25	34
Interest expense	(266)	(300)	(351)
Rental income from subsidiary bank	137	137	137
Other expenses	(310)	(290)	(269)

	1,014	930	664
Federal income tax credit	(144)	(146)	(153)

	1,158	1,076	817
Equity in net income, less dividends received, of:
Subsidiary bank	2,245	2,023	1,121
Non-banking subsidiary	(1)	(1)	(2)

Net Income	$3,402	$3,098	$1,936

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE R – SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Year ended December 31,
	2011	2010	2009
Operating Activities
Net income	$3,402	$3,098	$1,936
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income, less dividends received, of:
Subsidiary bank	(2,245)	(2,023)	(1,121)
Non-banking subsidiary	1	1	2
Stock option and restricted stock grant compensation expense	168	154	132
Depreciation	32	32	32
Net change in obligation under ESOP	128	140	154
Other, net	(84)	(224)	211

Net cash from operating activities	1,402	1,178	1,346

Investing Activity
Retirement of bank stock	—	—	3,000

Financing Activities
Proceeds from other borrowings	—	—	3,000
Repayments of other borrowings	(1,211)	(644)	(6,557)
Cash dividends paid	(470)	(467)	(813)

Net cash from financing activities	(1,681)	(1,111)	(4,370)

Net change in cash and cash equivalents	(279)	67	(24)
Beginning cash and cash equivalents	683	616	640

Ending cash and cash equivalents	$404	$683	$616

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental cash flow disclosures are provided for the years ended December 31, 2011, 2010 and 2009 (in thousands):

	2011	2010	2009
Cash paid during the year for:
Interest	$3,791	$4,527	$5,692
Income taxes	590	492	—

Non-cash operating activities:
Change in deferred income taxes on net unrealized gain on available for sale securities	417	(168)	123
Change in deferred income taxes on pension liability	(35)	(18)	(10)
Change in pension liability	106	53	29

Non-cash investing activities:
Change in unrealized gain on available for sale securities	1,227	(494)	(362)
Transfers from loans to other real estate owned	892	1,545	3,197

NOTE T – FAIR VALUE INFORMATION

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

NOTE T – FAIR VALUE INFORMATION (CONTINUED)

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2011 and 2010, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2011 and 2010 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments at year end are as follows (in thousands):

	2011		2010
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$42,185	$42,185	$78,833	$78,833
Federal funds sold	287	287	275	275
Securities available for sale	90,344	90,344	59,228	59,228
Loans held for sale	1,088	1,088	2,637	2,637
Loans, net of allowance for loan losses	327,392	333,283	303,830	307,946
Accrued interest receivable	2,148	2,148	2,107	2,107

Financial liabilities:
Deposits	$(420,511)	$(422,493)	$(409,901)	$(406,143)
Securities sold under agreements to repurchase and overnight borrowings	(18,074)	(18,074)	(15,027)	(15,027)
Other borrowings	(7,751)	(7,860)	(10,079)	(9,835)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(131)	(131)	(171)	(171)

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U – FAIR VALUE MEASUREMENTS

Fair value is defined as the price that would be received to sell an asset or paid to transfer a liability in an orderly transaction between market participants. A fair value measurement assumes that the transaction to sell the asset or transfer the liability occurs in the principal market for the asset or liability or, in the absence of a principal market, the most advantageous market for the asset or liability. The price in the principal (or most advantageous) market used to measure the fair value of the asset or liability shall not be adjusted for transaction costs. An orderly transaction is a transaction that assumes exposure to the market for a period prior to the measurement date to allow for marketing activities that are usual and customary for transactions involving such assets and liabilities; it is not a forced transaction. Market participants are buyers and sellers in the principal market that are (i) independent, (ii) knowledgeable, (iii) able to transact, and (iv) willing to transact.

Fair value must be determined using valuation techniques that are consistent with the market approach, the income approach, and/or the cost approach. The market approach uses prices and other relevant information generated by market transactions involving identical or comparable assets and liabilities. The income approach uses valuation techniques to convert future amounts, such as cash flows or earnings, to a single present amount on a discounted basis. The cost approach is based on the amount that currently would be required to replace the service capacity of an asset (replacement cost). Valuation techniques should be consistently applied. Inputs to valuation techniques refer to the assumptions that market participants would use in pricing the asset or liability. Inputs may be observable, meaning those that reflect the assumptions market participants would use in pricing the asset or liability developed based on market data obtained from independent sources, or unobservable, meaning those that reflect the reporting entity’s own assumptions about the assumptions market participants would use in pricing the asset or liability developed based on the best information available in the circumstances. A fair value hierarchy for valuation inputs has been established that gives the highest priority to quoted prices in active markets for identical assets or liabilities and the lowest priority to unobservable inputs. The fair value hierarchy is as follows:

Level 1 Inputs—Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs—Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs—Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

NOTE U – FAIR VALUE MEASUREMENTS (CONTINUED)

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Recurring:
Securities available for sale:
Federal agencies	$28,435	$—	$—	$28,435
U.S. government sponsored entities and agencies	22,956	—	—	22,956
States and political subdivisions	—	31,213	2,232	33,445
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	3,032	—	3,032

Total available for sale	$53,867	$34,245	$2,232	$90,344

Nonrecurring:
Impaired loans	$—	$—	$8,897	$8,897
Other real estate owned	$—	$—	$1,530	$1,530

Impaired loans are reported net of a $984,000 allowance for loan losses.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U – FAIR VALUE MEASUREMENTS (CONTINUED)

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,530,000, which is made up of the balance of $1,599,000, net of a valuation allowance of $69,000 at December 31, 2011. Write-downs of other real estate owned amounted to $54,000 for the year ending December 31, 2011 and are included in loss on sale of other real estate owned.

The following table summarizes financial assets (there were no financial liabilities) measured at fair value as of December 31, 2010, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
Recurring:
Securities available for sale:
Federal agencies	$24,106	$—	$—	$24,106
U.S. government sponsored entities and agencies	6,678	—	—	6,678
States and political subdivisions	—	22,378	2,992	25,370
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	598	—	598

Total available for sale	$33,260	$22,976	$2,992	$59,228
Nonrecurring:
Impaired loans	$—	$—	$9,595	$9,595

Other real estate owned	$—	$—	$1,247	$1,247

Impaired loans are reported net of a $1,171,000 allowance for loan losses.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount of $1,247,000, which is made up of the balance of $1,356,000, net of a valuation allowance of $109,000 at December 31, 2010. Write-downs of other real estate owned amounted to $109,000 for the year ended December 31, 2010 and are included in loss on sale of other real estate owned.

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the year ending December 31, 2011 and 2010 (in thousands):

	2011	2010
Balance at January 1	$2,992	$3,099
Net maturities and calls	(1,264)	(938)
Unrealized net gains included in other comprehensive income	153	2
Purchases	351	—
Net transfers into level 3	—	829

Balance at December 31	$2,232	$2,992

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V – REGULATORY MATTERS

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

At year end, actual capital levels and minimum required levels were as follows (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2011
Total capital (to risk weighted assets)
Consolidated	$47,309	13.7%	$27,684	8.0%	N/A	N/A
Bank	47,078	13.7	27,572	8.0	$34,465	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	42,970	12.4	13,842	4.0	N/A	N/A
Bank	42,756	12.4	13,786	4.0	20,679	6.0
Tier 1 capital (to average assets)
Consolidated	42,970	8.6	19,917	4.0	N/A	N/A
Bank	42,756	8.6	19,963	4.0	24,953	5.0

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2010
Total capital (to risk weighted assets)
Consolidated	$43,577	13.7%	$25,459	8.0%	N/A	N/A
Bank	44,284	14.0	25,365	8.0	$31,707	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	39,578	12.4	12,729	4.0	N/A	N/A
Bank	40,299	12.7	12,683	4.0	19,024	6.0
Tier 1 capital (to average assets)
Consolidated	39,578	8.2	19,263	4.0	N/A	N/A
Bank	40,299	8.4	19,235	4.0	24,044	5.0

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE V – REGULATORY MATTERS (CONTINUED)

Regulatory Developments: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which brings significant financial reform. Among other things, the law:

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

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions such as the Company in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. The Company’s management is actively reviewing the provisions of the Act and assessing its probable impact on the Company’s business, financial condition, and result of operations. However, because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and Bank at this time.

NOTE W – QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
					Basic	Fully Diluted
2011
First Quarter	$4,866	$3,863	$125	$748	$.32	$.32
Second Quarter	4,822	3,871	375	762	.33	.33
Third Quarter	4,944	4,027	375	887	.38	.38
Fourth Quarter	5,046	4,166	175	1,005	.43	.43

2010
First Quarter	$5,209	$4,040	$200	$702	$.30	$.30
Second Quarter	5,122	4,013	150	803	.35	.35
Third Quarter	5,249	4,149	425	870	.38	.38
Fourth Quarter	5,135	4,043	600	723	.31	.31

SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31
	2011	2010	2009	2008	2007
Total interest income	$19,678	$20,715	$21,938	$25,929	23,544
Net interest income	15,927	16,245	16,538	17,740	14,906
Provision for loan losses	1,050	1,375	2,725	5,080	745
Net income	3,402	3,098	1,936	813	4,133
Per share data
Basic earnings per share	1.46	1.34	.84	.36	2.29
Diluted earnings per share	1.46	1.34	.84	.36	2.28
Cash dividends	.22	.20	.20	.80	.80
Balance sheet data:
Gross loans	332,804	309,524	333,079	335,310	335,978
Deposits	420,511	409,901	380,905	394,043	399,169
Other borrowings	7,751	10,079	10,832	12,492	14,753
Common stock subject to repurchase	1,296	1,399	945	728	2,029
Equity	51,865	47,843	45,734	44,416	44,219
Total assets	509,220	493,880	462,409	474,996	480,178
Return on average assets	.68%	.65%	.41%	.17%	1.18%
Return on average equity (1)	6.80	6.56	4.29	1.77	12.72
Dividend payout ratio (2)	15.23	15.11	24.13	227.33	36.90
Average equity to average assets (1)	9.96	9.87	9.66	9.59	9.27

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)	Dividends declared divided by net income.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company’s common stock is regularly quoted on the OTC Bulletin Board (OTCBB) under the symbol SOMC.OB. The bid prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. As of March 9, 2012, there were 2,376,724 shares of Southern common stock issued and outstanding held by 410 holders of record.

The following table sets forth the range of high and low bid information and dividends declared for the Company’s two most recent fiscal years:

	2010			2011
			Cash Dividends Declared			Cash Dividends Declared
	Closing Price			Closing Price
Quarter Ended	High	Low		High	Low
March 31	$11.00	$9.60	$.05	$13.25	$12.00	$.05
June 30	12.25	10.50	.05	12.85	11.90	.05
September 30	12.40	11.30	.05	12.69	11.80	.05
December 31	13.50	11.75	.05	12.55	11.05	.07

There are restrictions that currently limit the Company’s ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note Q to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of Southern is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of Southern’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern’s disclosure controls and procedures as of December 31, 2011. Based on and as of the time of that evaluation, Southern’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Southern in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

The information under the heading “Management’s Report on Internal Control Over Financial Reporting” is here incorporated by reference.

Item 9B.	Other Information

None.

PART III

Item 10.	Directors, Executive Officers and Corporate Governance

Directors and Executive Officers

Southern’s board of directors is comprised of three classes, which are as nearly equal in number as possible. Each class of directors serves a successive three-year term of office.

Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 9, 2012. For directors, also presented below is the specific experience, qualifications, attributes or skills that led to the conclusion of the Corporate Governance and Nominating Committee and the board of directors that the person should serve as a director. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers will be appointed annually and serve at the pleasure of the board of directors of Southern.

Director Nominees with Terms Expiring in 2015

Gregory J. Hull (age 64) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey’s Roost Farm. In concluding Mr. Hull should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 45 years of experience in farm management and satisfying the financial needs that are typical of many Southern agricultural customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Thomas E. Kolassa (age 64) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is a Senior Vice-President of Hub International, Inc., a North American insurance brokerage. In concluding Mr. Kolassa should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Donald J. Labrecque (age 54) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including a bowling center, and is President of Kegler Inc. In concluding Mr. Labrecque should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

Thomas D. Meyer (age 67) has been a director of Southern since December 2008. Mr. Meyer is the President of Meyer Ventures LLC, which is a real estate rehabilitation and rental company. In concluding Mr. Meyer should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of those businesses that are typical of many Southern customers and his familiarity with an important market area in which Southern competes.

Freeman E. Riddle (age 79) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc. In concluding Mr. Riddle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business venture, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Directors with Terms Expiring in 2014

Dean Calhoun (age 53) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer manufacturing company, Vice-President of Altenburg Hardwood Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC, Chief Executive Officer of Breck County Hardwoods, and Chief Executive Officer of Tri-State Hardwood Co. Inc. In nominating Mr. Calhoun, the Corporate Governance and Nominating Committee considered as important factors his 32 years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, and his familiarity with an important market area in which Southern competes and his distinction as the largest shareholder of Southern stock.

John H. Castle (age 54) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. In nominating Mr. Castle, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

Nolan E. Hooker (age 60) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company. In nominating Mr. Hooker, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures including satisfying the financial needs of businesses that are typical of many Southern customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Directors with Terms Expiring in 2013

John S. Carton (age 71) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton has been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) since 2003. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan. In concluding Mr. Carton should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors Mr. Carton’s 34 years of bank board service with various financial institutions and his service on various audit committees of those institutions.

H. Kenneth Cole (age 63) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is Chief Administrative Officer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan. In concluding Mr. Cole should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors Mr. Cole’s 34 years of experience in financial management positions, his experience and familiarity with financial statements and financial disclosures, his education, including an MBA in accounting, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Gary Hart Haberl (age 59) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is President of Infinisource, Inc., a benefits administrator. In concluding Mr. Haberl should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 36 years of marketing experience, his extensive entrepreneurial experience in his own business ventures, his demonstrated business management and leadership background and his familiarity with an important market area in which Southern competes.

Brian P. McConnell (age 49) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries. In concluding Mr. McConnell should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his demonstrated business management and leadership background with a multinational manufacturing company and his familiarity with an important market area in which Southern competes.

Kurt G. Miller (age 56) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Miller is President of Southern and Southern Michigan Bank. In concluding Mr. Miller should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

Executive Officers Who Are Not Directors

Danice L. Chartrand (age 45) is the Senior Vice-President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank.

Audit Committee

Southern has a separately-designated standing audit committee consisting solely of independent directors as defined by the applicable rules of the NASDAQ Stock Market. During 2011, the Audit Committee consisted of Mr. Cole (Chairman), and Messrs. Carton, Hull, Hooker and Meyer. Mr. Cole is considered an “audit committee financial expert” as defined by the SEC.

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

Shareholder Nomination of Directors

Under Southern’s bylaws, all shareholder nominations for director for which written proxy solicitation by the board of directors is sought, must be made in writing and delivered or mailed to Southern by December 31 of the year preceding the year in which the nomination is proposed. All other shareholder nominations for directors (i) may be made only by a shareholder entitled to vote in the election of directors at the particular meeting at which the nomination is to occur, (ii) must be made by the shareholder in person or by proxy at such meeting, and (iii) only if the shareholder delivers personally, or the Secretary of Southern otherwise receives, written notice that is in compliance with the requirements of Southern's bylaws of the shareholder’s intent to make the nomination at least 30 days, but no more than 90 days, before the anniversary date of the record date for determination of shareholders entitled to vote in the immediately preceding annual meeting of shareholders. Nominations that are not received before the applicable deadline or that otherwise do not comply with the requirements of Southern's bylaws will not be placed on the ballot and will be deemed void and of no effect. Southern’s board of directors believes that advance notice of nominations by shareholders will afford a meaningful opportunity to consider the qualifications of the proposed nominees and, to the extent deemed necessary or desirable by the board of directors, will provide an opportunity to inform shareholders about such qualifications.

Item 11. Executive Compensation

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of Southern’s named executive officers.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compen- sation	Non- qualified Deferred Compen- sation Earnings	All Other Compen- sation (3)	Total
John H. Castle	2011	$226,525	$33,000	$63,500	$5,580	$—	$—	$51,569	$380,174
Chairman and CEO of Southern and Southern Michigan Bank	2010	226,525	—	50,500	4,590	—	—	16,452	$298,067

Kurt G. Miller	2011	$181,425	$27,000	$50,800	$4,464	$—	$—	$42,155	$305,844
President of Southern and Southern Michigan Bank	2010	181,425	—	40,400	3,672	—	—	13,304	238,801

Danice L. Chartrand	2011	$124,051	$15,400	$23,812	$2,093	$—	$—	$15,796	$181,152
Senior Vice President and CFO of Southern and Southern Michigan Bank	2010	124,051	—	18,938	1,721	—	—	5,987	150,697

(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2011 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.
(3)	“All Other Compensation” includes the value of Southern’s matching contributions to each executive officer in the qualified savings plan, the taxable benefit of company owned vehicles, company paid life insurance premiums (a benefit that is generally available to Southern’s salaried employees), country club memberships, contributions to the non-qualified supplemental retirement plan, and the dollar value of dividends paid on unvested restricted stock awards and option awards. None of Southern’s named executive officers received perquisites or personal benefits having an aggregate value of $10,000 or greater. The table below provides details regarding all other compensation paid to named executive officers.

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	SERP	Dividends	Total
Mr. Castle	2011	$10,406	$1,118	$2,696	$1,300	$33,979	$2,070	$51,569
	2010	9,726	1,030	2,666	1,300	—	1,730	16,452

Mr. Miller	2011	$8,362	$946	$2,677	$1,300	$27,214	$1,656	$42,155
	2010	7,789	941	1,890	1,300	—	1,384	13,304

Ms. Chartrand	2011	$5,385	$—	$356	$—	$9,304	$751	$15,796
	2010	5,138	—	238	—	—	611	5,987

Narrative Discussion of Summary Compensation Table

Employment Agreements

John H. Castle Employment Agreement

As an inducement for Mr. Castle’s agreement to serve as a director and Chief Executive Officer of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Castle in 2004 that continues until either Southern or Mr. Castle provides notice of termination. Under this agreement, Southern agreed to:

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

•

pay Mr. Castle 2.99 times his average base salary and bonus if Mr. Castle is terminated, without cause, or quits for “good reason” following a change in control of Southern or within six months before a change in control of Southern;

•	provide Mr. Castle with four weeks of paid vacation per year;

•	provide Mr. Castle with a country club membership; and

•	provide Mr. Castle with the same health and other employee benefits provided to other executive employees of Southern and Southern Michigan Bank.

Mr. Castle agreed not to compete with Southern or Southern Michigan Bank while employed by Southern or Southern Michigan Bank and for one year following termination of Mr. Castle’s employment, unless his employment is terminated by Southern without cause or by Mr. Castle for “good reason” after a change in control of Southern or within six months before a change in control of Southern.

Kurt G. Miller Employment Agreement

As an inducement for Mr. Miller’s agreement to serve as President of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Miller in 2004 on the same terms as those for Mr. Castle described above, except that Mr. Miller’s base salary was initially at least $134,905 per year, or as may be adjusted, less taxes and withholdings.

Danice L. Chartrand Retention Agreement

As an inducement for Ms. Chartrand’s agreement to serve as Chief Financial Officer of Southern and Southern Michigan Bank, Southern entered into a retention agreement with Ms. Chartrand in 2010 that continues until either Southern or Ms. Chartrand provides notice of termination, except that the agreement may not be terminated during an active change in control proposal period or for two years after a change in control.

Under this agreement, Southern agreed to continue to pay Ms. Chartrand her base salary for one year, health care continuation coverage premium for one year and outplacement assistance up to $2,500 if Ms. Chartrand is terminated without cause or quits for “good reason” within two years following a change in control of Southern.

Material Terms of Grants

One half of the option awards granted on June 20, 2011 are exercisable on June 20, 2012 and one-half of the awards are exercisable on June 20, 2013, at an exercise price of $12.70 per share. These options, if not exercised, will expire on June 20, 2021. Stock awards granted on June 20, 2011 vest over the next five years, one-fifth on each anniversary date of the award.

One-half of the option awards granted on January 27, 2010 were exercisable on January 27, 2011 and one-half of the awards were exercisable on January 27, 2012, at an exercise price of $10.10 per share. These options, if not exercised, will expire on January 27, 2020. Stock awards granted on January 27, 2010 vest over the next five years, one-fifth on each anniversary date of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of the fiscal year ended December 31, 2011.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
						Market
					Number	Value of
	Number of	Number of			of Shares	Shares
	Securities	Securities			or Units	or Units
	Underlying	Underlying			of Stock	of Stock
	Unexercised	Unexercised			that Have	that
	Options	Options	Option		Not	Have
	(#)	(#)	Exercise	Option	Vested	Not
	Exercisable	Unexercisable	Price	Expiration	(#)	Vested
Name	(1)	(2)	($)	Date	(3)	($)(4)
John H. Castle	1,575	—	15.72	3/17/2013
	8,925	—	20.05	1/2/2014
	8,925	—	25.89	1/2/2015
	10,500	—	22.80	12/19/2015
	9,000	—	24.58	1/29/2017
	16,000	4,000	23.90	4/24/2017
	4,000	—	18.00	6/17/2018
	2000	—	7.40	1/2/2019
	1,500	1,500	10.10	1/27/2020
	—	3,000	12.70	6/20/2021
					200	2,250
					600	6,750
					2,400	27,000
					4,000	45,000
					5,000	56,250
Kurt G. Miller	1,575	—	15.72	3/17/2013
	6,825	—	20.05	1/2/2014
	6,825	—	25.89	1/2/2015
	8,400	—	22.80	12/19/2015
	7,200	—	24.58	1/29/2017
	14,400	3,600	23.90	4/24/2017
	3,200	—	18.00	6/17/2018
	1,600	—	7.40	1/2/2019
	1,200	1,200	10.10	1/27/2020
	—	2,400	12.70	6/20/2021
					160	1,800
					480	5,400
					1,920	21,600
					3,200	36,000
					4,000	45,000
Danice L. Chartrand	945	—	15.72	3/17/02013
	2,625	—	20.05	1/2/2014
	2,625	—	25.89	1/2/2015
	2,625	—	22.80	12/19/2015
	2,250	—	24.58	1/29/2017
	8,800	2,200	23.90	4/24/2017
	1,000	—	18.00	6/17/2018
	750	—	7.40	1/2/2019
	562	563	10.10	1/27/2020
	—	1,125	12.70	6/20/2021
					50	563
					150	1,688
					900	10,125
					1,500	16,875
					1,875	21,094

(1)	All exercisable options are fully vested.
(2)	The non vested options granted in January 2010 and June 2011 vest annually over a 2 year period (50% each year); the options granted in April 2007 vest annually over a 5 year period (20% each year).
(3)	Restricted stock awards were granted in January 2007, June 2008, January 2009, January 2010 and June 2011 and vest over a five year period (20% each year)
(4)	The market value of shares reported in this column was determined by multiplying the last closing stock price of Southern at December 31, 2011 ($11.25) by the number of shares reported.

Additional Narrative Disclosure

ESOP and 401(k) Plan

The Southern Michigan Bank & Trust Employee Stock Ownership Plan is qualified under Section 401(a) of the Internal Revenue Code of 1986 (the “Code”) and includes 401(k) provisions.

The purpose of the 401(k) plan is to permit Southern Michigan Bank employees, including the named executive officers, to save for retirement on a pre-tax basis. In addition to an employee’s pre-tax contributions, Southern Michigan Bank may make discretionary matching and employee stock ownership plan contributions to the 401(k) plan. If Southern Michigan Bank makes matching or employee stock ownership plan contributions to the 401(k) plan, those contributions are immediately 100% vested. Southern Michigan Bank has generally made a matching contribution to the 401(k) plan each year. All full-time employees who are 21 years of age or older are eligible to participate in the plan.

Each participant in the 401(k) plan has an account to record the participant’s interest in the plan. Amounts contributed by or on behalf of a participant are credited to his or her account. A participant’s benefit from the 401(k) plan is equal to the vested amount in the participant’s account when he or she terminates employment with Southern Michigan Bank. The employee stock ownership portion of the plan, in part, is designed to invest primarily in Southern common stock.

Southern Michigan Bank & Trust Pension Plan

Effective December 31, 2009, The Southern Michigan Bank & Trust Pension Plan was fully frozen. The plan was partially frozen in 2006 for participants who did not meet certain age and years of service requirements. Participants who met the age and years of service requirements continued accruing benefits until the plan was fully frozen in 2009. The named executive officers did not meet the age and years of service requirements, so they did not accrue additional benefits under the plan after the partial freeze in 2006.

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

The normal retirement benefit under the plan is calculated using a benefit formula of 35% of the participant’s average compensation (reduced proportionately for less than 30 years of benefit service at normal retirement) multiplied by a fraction based on the participant’s actual years of service compared to the years of service the participant would have accumulated at normal retirement. Average compensation is defined as the highest five year annual average W-2 compensation. Normal retirement age is defined as age 65. An early retirement benefit is available for participants age 55 with 5 years of service. None of the named executive officers are eligible for early retirement benefits from the plan.

The normal form of benefit from the plan is a qualified joint and survivor annuity. Participants may elect a lump sum, life annuity with period certain or joint and survivor annuity as an optional form of benefit with spousal consent.

Supplemental Executive Retirement Plan

On December 17, 2007, the board of directors of Southern Michigan Bank adopted the Southern Michigan Bank & Trust Supplemental Executive Retirement Plan (the “SERP”). The board of Southern Michigan Bank designated John S. Castle, Kurt G. Miller, and Danice L. Chartrand as participants in the SERP.

Under the SERP, each participant receives a benefit equal to the difference between the pension benefit the participant would have received under the Southern Michigan Bank & Trust Pension Plan (the “Pension Plan”) had the Pension Plan not been frozen (i.e., participants in the Pension Plan no longer accrue benefits under the Pension Plan) effective December 31, 2006, and the pension benefit the participant actually receives from the Pension Plan. The benefits under the Plan are vested under the same schedule as the participant’s benefit under the Pension Plan and will be paid upon the participant’s termination of employment in the form of a lump sum or annuity, as elected by the participant.

In February of 2009, the board of directors froze accrual of additional benefits under the SERP as of December 31, 2008.

2011 Defined Contribution Supplemental Executive Retirement Plan

On December 27, 2011, the Board of Directors entered into a new Supplemental Executive Retirement Plan (“2011 SERP”) arrangement with John H. Castle, Kurt G. Miller and Danice L. Chartrand. The 2011 SERP is intended to provide the executives with a retirement benefit that is competitive with industry practices for bank executives when combined with the executive’s other employer-funded retirement benefits.

In contrast to the frozen 2007 Supplemental Executive Retirement Plan, the 2011 SERP is a defined contribution arrangement. This means that, rather than assuring the executives that they will receive a specific benefit amount in retirement or a benefit amount determined by a formula, the 2011 SERP provides the Bank the discretion to make a specific annual nonqualified deferred compensation contribution to the account of each of the three executives. Subject to the performance conditions described below, whether an annual deferred compensation contribution will be made to the account balance of an executive, as well as the amount of the contribution, is and shall remain discretionary on the part of the Bank's Board of Directors. Although the contribution rate under the 2011 SERP is not fixed and may be changed by the board of directors at any time, the contribution that will be made by the Bank to the account of each executive is expected to be 15% of base salary in the case of Messrs. Castle and Miller and 7.5% of base salary in the case of Ms. Chartrand. The executives are not permitted to make individual contributions to their 2011 SERP accounts.

The 2011 SERP provides that the executives will receive no annual contribution for any year in which the bank does not satisfy performance conditions specified by the Board. Although these may be changed by the Board, the performance conditions currently consist of (x) the Bank having the legal capacity under Michigan law to pay a cash dividend to its holding company, Southern Michigan Bancorp, Inc., and (y) declaration and payment by the Bank of a cash dividend to its holding company not being subject to the requirement for advance approval of or advance notice to the FDIC, the Federal Reserve Board or Federal Reserve Bank of Chicago, or the Michigan Office of Financial and Insurance Regulation under any formal or informal enforcement action taken by any of those regulatory agencies. If the performance conditions are not satisfied, the executives will not receive a contribution. If the performance conditions are satisfied, the Board retains discretion as to whether an annual deferred compensation contribution will be made to the account balance of an executive, as well as the amount of the contribution.

Each executive's account balance is generally payable monthly over 10 years beginning at age 65; however, the account balance is paid out in a single lump sum if a change in control of the Bank occurs. Until the executive's death, termination of employment or attainment of age 65, the executive's account balance earns interest at the prime interest rate as published in The Wall Street Journal. After the executive's death, termination of employment or attainment of age 65, interest will be credited at an annual rate equal to the yield on a 20-year corporate bond rated Aa by Moody’s.

If a change in control of the Company were to occur, however, the entire account balance would be paid to each executive in a single lump sum immediately after the change in control. The Bank would also be responsible for reimbursement of up to $500,000 of each executive’s legal expenses if the 2011 SERP change-in-control benefit is not timely paid after a change in control.

Non-Qualified Deferred Compensation

The named executive officers are eligible to participate in a non-qualified deferred compensation plan. Participants in the plan may elect to defer up to 100% of their salary and other cash compensation on an annual basis.

The plan provides that Southern will pay to each participant a lump sum or 180 equal monthly payments, as the participant elects, upon early retirement (age 60) or normal retirement (age 65), disability or a change in control of Southern. If the participant’s termination of employment occurs prior to early retirement, the participant will receive a lump sum distribution. No payments will be made before the date that is six months after termination of employment. Payments to which the participant would otherwise have been entitled during the six months will be accumulated and paid on the first day after six months following the date of participant’s termination of employment.

Under terms of the plan, if the executive officer dies while in the active service of Southern, the executive officer’s beneficiary will receive a supplemental death benefit. This supplemental death benefit will be the estimated deferral account balance at the executive officer’s normal retirement age divided by 180, payable monthly for 180 months. The estimated deferral account balance will be calculated by taking the deferral account balance on the date of death plus the average monthly contribution made over the previous 12 months, projected at the current plan interest rate (not to exceed 7%), to the executive officer’s normal retirement age. This amount will not exceed the net death benefit paid to the bank under the executive officer’s bank owned life insurance policy(s). No premiums were paid in 2011 on any named executive’s bank owned life insurance policies.

Agreements with Payments Upon Resignation, Retirement, Termination of Employment, or Change in Control

Upon a named executive officer’s termination of employment for any reason other than death, disability, retirement, or termination for cause, exercisable stock options on the date of termination may be exercised for a period of three months following termination. Unvested shares of restricted stock will automatically vest in an amount equal to the number of shares of restricted stock granted to the named executive officer multiplied by the number of full months that have elapsed since the date of grant divided by the maximum number of full months of the restricted period. Any remaining shares of restricted stock will be forfeited.

Upon a named executive officer’s death or disability, exercisable stock options on the date of death or disability may be exercised for a period of three months following death or disability. Unvested shares of restricted stock will automatically vest in full.

Upon a named executive officer’s retirement, exercisable stock options on the date of retirement may be exercised for the remaining terms of the options. Unvested shares of restricted stock will automatically vest in full.

Upon a change in control of Southern, all unvested stock options held by a named executive officer will become immediately vested and exercisable in full and all unvested shares of restricted stock held by a named executive officer will become immediately vested and nonforfeitable.

Information about the material terms of the employment agreements for John H. Castle and Kurt G. Miller and the Retention Agreement for Danice L. Chartrand that provide payments to Messrs. Castle and Miller and Ms. Chartrand upon their resignation, retirement, termination of employment or a change in control of Southern are described above under “Executive Compensation – Narrative Disclosure to Summary Compensation Table,” and is here incorporated by reference.

Compensation of Directors

Directors who are not employed by Southern or any subsidiary of Southern (“non-employee directors”) received an annual retainer of $13,000 in 2011. The Chairman of the Audit Committee received an additional $2,000 retainer. The Chairman of the Compensation Committee and the Chairman of the Corporate Governance and Nominating Committee each received an additional $1,000 retainer. Non-employee directors also received a $1,000 discretionary bonus for 2011. Directors who are employed by Southern or the Bank do not receive compensation for their services as a director.

Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2011 on any directors’ bank owned life insurance policies.

The following table summarizes the compensation of Southern’s directors who are not named executive officers.

DIRECTOR COMPENSATION

				Non-	Non-
				Equity	Qualified
				Incentive	Deferred
	Fees Earned			Plan	Compen-	All Other
	Or Paid in	Stock	Option	Compen-	sation	Compen-
	Cash	Awards	Awards	sation	Earnings	sation		Total
Name	($)(3)	($)(2)(5)	($)(2)(4)	($)	($)	($)(6)		($)
Dean Calhoun	14,000	1,905	93	—	—	70		16,068
John S. Carton	14,000	1,905	93	—	—	68		16,066
H. Kenneth Cole	16,000	1,905	93	—	—	70		18,068
Gary H. Haberl	14,000	1,905	93	—	—	1,146	(1)	17,144
Nolan E. Hooker	15,000	1,905	93	—	—	70		17,068
Gregory J. Hull	15,000	1,905	93	—	—	70		17,068
Thomas E. Kolassa	14,000	1,905	93	—	—	70		16,068
Donald J. Labrecque	14,000	1,905	93	—	—	1,300	(1)	17,298
Brian P. McConnell	14,000	1,905	93	—	—	68		16,066
Thomas D. Meyer	14,000	1,905	93	—	—	65		16,063
Freeman E. Riddle	14,000	1,905	93	—	—	70		16,068

(1)	Includes $1,076 and $1,230 for Directors Haberl and Labrecque, respectively, for premiums paid for term insurance to cover supplemental death benefit.
(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2011 and assumptions made in the valuation of option awards is presented in Note N to the consolidated financial statements and is here incorporated by reference.
(3)	Includes amounts deferred under deferred fee plan.
(4)	At December 31, 2011, the following option awards were outstanding: Director Calhoun 730; Directors Cole, Hooker, Hull and Kolassa 2,463; Directors Haberl and Labrecque 1,623; Director Riddle 2,148; Directors Carton and McConnell 330 and Director Meyer 255.
(5)	At December 31, 2011, the following stock awards, representing unvested shares of restricted stock, were outstanding: Directors Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle 400; Directors Carton and McConnell 390 and Director Meyer 380.
(6)	Includes the dollar value of dividends paid on unvested restricted stock awards and option awards and premiums paid for term insurance.

Additional Narrative to Director Compensation Table

One-half of the option awards granted on June 20, 2011 are exercisable on June 20, 2012 and one-half of the awards are exercisable on June 20, 2013, at an exercise price of $12.70 per share. These options, if not exercised, will expire on June 20, 2021. Stock awards granted on June 20, 2011 vest over the next five years, one-fifth on each anniversary date of the award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth information, as of December 31, 2011, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock and certain information concerning the number of shares of Southern common stock held as of December 31, 2011, by each of Southern’s directors, each of the named executive officers, and all of Southern’s directors and executive officers as a group:

Five Percent Shareholders

Amount and Nature of Beneficial

Ownership of Southern Common Stock(1)

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power		Shared Voting or Dispositive Power(2)		Total Beneficial Ownership	Percent of Class(3)
Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	—		291,983	(4)	291,983	12.38%

Dean Calhoun 317 Highland Drive Coldwater, Michigan 49036	770	(6)(7)	167,227		167,997	7.12%

Gwyn R. Hartman Revocable Living Trust U/A/D 11/16/93 2317 Bay point Way The Villages, Florida 32162	150,041	(5)	—		150,041	6.36%

Stock Ownership By Management

Amount and Nature of Beneficial Ownership of

Southern Common Stock(1)

	Sole	Shared
	Voting and	Voting or		Total
Name of	Dispositive	Dispositive	Stock	Beneficial	Percent of
Beneficial Owner	Power(6)	Power(2)	Options(7)	Ownership	Class(3)
Dean Calhoun	90	167,227	680	167,997	7.12%
John S. Carton	2,901	—	280	3,181	*
John H. Castle	16,986	177	63,925	81,088	3.35%
Danice L. Chartrand	5,680	—	22,745	28,425	1.19%
H. Kenneth Cole	682	—	2,413	3,095	*
Gary H. Haberl	107	10,396	1,573	12,076	*
Nolan E. Hooker	2,106	4,303	2,413	8,822	*
Gregory J. Hull	245	3,763	2,413	6,421	*
Thomas E. Kolassa	18,468	—	2,413	20,881	*
Donald J. Labrecque	2,916	—	1,573	4,489	*
Brian P. McConnell	195	2,500	280	2,975	*
Thomas D. Meyer	3,738	—	205	3,943	*
Kurt G. Miller	12,927	12	52,425	65,364	2.71%
Freeman E. Riddle	1,235	9,000	2,098	12,333	*
All directors and executive officers as a group	68,276	197,378	155,436	421,090	16.75%

*	Less than 1%

(1)	The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that under applicable regulations are considered to be otherwise beneficially owned by that person. Southern is not responsible for the accuracy of this information.
(2)	These numbers include shares as to which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, certain relatives and minor children over whom the listed person may have influence by reason of relationship.
(3)	Based on a total of 2,358,599 issued and outstanding shares as of December 31, 2011, plus the number of shares subject to stock options that are currently exercisable or that will be exercisable by holders of such stock options within 60 days.
(4)	Southern Michigan Bank holds 291,983 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% of such shares. Included in the 291,983 shares are 130,572 shares which Southern Michigan Bank is the trustee of an ESOP/401(k) Plan for its employees. Of that number, 115,170 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.
(5)	Represents 150,041 shares held by Ms. Hartman as trustee.
(6)	Includes restricted stock shares that vest within 60 days. 70 shares for Mssrs. Calhoun, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque and Riddle; 60 shares for Mssrs. Carton, McConnell and Meyer; 2,000 shares for Mr. Castle; 1,600 shares for Mr. Miller and 725 shares for Ms. Chartrand.
(7)	Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2011:

Number of securities
remaining available
	Number of	Weighted-average	for future issuance
	securities to	exercise price	under equity
	be issued upon exercise	of outstanding	compensation plans
	of outstanding options,	options, warrants	(excluding securities
	warrants and rights	and rights	reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders	221,026	$21.06	99,007
Equity compensation plans not approved by shareholders	—	—	—

Total	221,026	$21.06	99,007

Southern has no equity compensation plans not approved by shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

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

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed to us by our principal accountant, CliftonLarsonAllen LLP, for the years ended December 31, 2011 and 2010 are as follows:

	2011	2010
Audit Fees(1)	$140,852	$140,331
Audit-Related Fees(2)	—	2,500
Tax Fees(3)	19,175	15,500

	$160,027	$158,331

(1)	Audit fees consist of the audit of the Company’s annual consolidated financial statements, reviews of quarterly reports on Form 10-Q, meetings with the audit committee and related consultations.
(2)	Audit related fees in 2010 consist of fees relating to issuance of consent on Form S-3.
(3)	Tax fees consist of tax compliance and preparation fees and related tax advice.

The Audit Committee Charter provides the policy and procedures for the approval by the Audit Committee of all services provided by our independent auditors. The charter requires that all services provided by the independent auditors, including audit-related services and non-audit services, must be pre-approved by the Audit Committee. The charter allows the Audit Committee to delegate to one or more members of the Audit Committee the authority to approve the independent auditors’ services. The decisions of any Audit Committee member to whom authority is delegated to pre-approve services are reported to the full Audit Committee. The charter also provides that the Audit Committee has authority and responsibility to approve and authorize payment of the independent auditors’ fees. Finally, the charter sets forth certain services that the independent auditors are prohibited from providing to Southern or its subsidiaries. All of the services described above were approved by the Audit Committee. None of the audit-related fees or tax fees were approved by the Audit Committee pursuant to the de minimus exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, although the Audit Committee charter allows such approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

1.	Financial Statements.

Report of Independent Registered Public Accounting Firm of CliftonAllenLarson LLP dated March 30, 2012

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

Notes to Consolidated Financial Statements

2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

3.	Exhibits

Exhibit Number	Document
2.1	Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2	Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 2.2. Here incorporated by reference.

3.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*	Form of Employment Agreement with John H. Castle. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.1. Here incorporated by reference.

10.2*	Form of Employment Agreement with Kurt G. Miller. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.2. Here incorporated by reference.

10.3*	Form of Retention Agreement with Danice L. Chartrand. Previously filed with the Commision on March 26, 2010 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10.3. Here incorporated by reference.

10.4*	Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.5*	Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.6*	Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

10.7*	Southern Michigan Bancorp., Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

Exhibit Number	Document

10.8*	Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

10.9*	Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.’s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.10	Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.11	Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.12	Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

10.13*	Form of Southern Michigan Bank & Trust 2011 Defined Contribution Supplemental Executive Retirement Plan. Previously filed with the Commission on December 28, 2011 in Southern Michigan Bancorp Inc.’s Current Report on Form 8-K, dated December 27, 2011, Exhibit 10.1. Here incorporated by reference.

21	Subsidiaries of Southern Michigan Bancorp, Inc.

23	Consent of CliftonLarsonAllen LLP -Independent Registered Public Accounting Firm.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2011. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 10, 2012. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 10, 2012. This exhibit is furnished to, and not filed with, the Commission.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

Exhibit Number	Document

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	As provided in Rule 406T of Regulation S-T, these exhibits are furnished to, and not filed with, the Commission.

*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 30, 2012
John H. Castle
Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John H. Castle	Chairman and Chief Executive	March 30, 2012
John H. Castle	Officer (Principal Executive Officer)

/s/ Kurt G. Miller	President and Director	March 30, 2012
Kurt G. Miller

/s/ Danice L. Chartrand	Senior Vice President, Chief	March 30, 2012
Danice L. Chartrand	Financial Officer, Secretary and
Treasurer (Principal Financial and
Accounting Officer)

/s/ Dean Calhoun	Director	March 30, 2012
Dean Calhoun*

/s/ John S. Carton	Director	March 30, 2012
John S. Carton*

/s/ H. Kenneth Cole	Director	March 30, 2012
H. Kenneth Cole*

/s/ Gary H. Haberl	Director	March 30, 2012
Gary H. Haberl*

/s/ Nolan E. Hooker	Director	March 30, 2012
Nolan E. Hooker*

/s/ Gregory J. Hull	Director	March 30, 2012
Gregory J. Hull*

/s/ Thomas E. Kolassa	Director	March 30, 2012
Thomas E. Kolassa*

/s/ Donald J. Labrecque	Director	March 30, 2012
Donald J. Labrecque*

/s/ Brian P. McConnell	Director	March 30, 2012
Brian P. McConnell*

/s/ Thomas D. Meyer	Director	March 30, 2012
Thomas D. Meyer*

/s/ Freeman E. Riddle	Director	March 30, 2012
Freeman E. Riddle*

*By	/s/ John H. Castle
John H. Castle, Attorney-in-Fact