Form 10-Q
period 2012-03-31
SOUTHERN MICHIGAN BANCORP INC
filed 2012-05-15
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended March 31, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $2.50 par value, as of May 11, 2012, was 2,358,079 shares.

Forward-Looking Statements

This report contains forward-looking statements that are based on management’s beliefs, assumptions, current expectations, estimates and projections about the financial services industry, the economy, and Southern Michigan Bancorp, Inc. Forward-looking statements may be identified by words or phrases such as “outlook”, “plan”, or “strategy”; that an event or trend “may”, “should”, “will”, “is likely”, or is “probable” to occur or “continue”, has “begun” or “is scheduled” or “on track” or that the Company or its management “anticipates”, “believes”, “estimates”, “plans”, “forecasts”, “intends”, “predicts”, “projects”, or “expects” a particular result, or is “committed”, “confident”, “optimistic” or has an “opinion” that an event will occur, or other words or phrases such as “ongoing”, “future”, “judgment”, “signs”, “efforts”, “tend”, “exploring”, “appearing”, “until”, “near term”, “going forward”, “starting” and variations of such words and similar expressions. Such statements are based upon current beliefs and expectations and involve substantial risks and uncertainties, which could cause actual results to differ materially from those expressed or implied by such forward-looking statements. These statements include, among others, statements related to trends in our credit quality metrics, future capital levels, future charge-off levels, real estate valuation, future levels of non-performing assets and costs associated with administration and disposition of non-performing assets, the rate of asset dispositions, dividends, future growth and funding sources, future liquidity levels, the availability of sources of liquidity, future profitability levels, the effects on earnings of changes in interest rates and other revenue sources, the effects of new or changed accounting standards and the effects of existing or new laws or regulations (or interpretations thereof). All statements with references to future time periods are forward-looking. Management’s determination of the provision and allowance for loan losses, the appropriate carrying value of intangible assets (including goodwill and mortgage servicing rights), deferred tax assets and other real estate owned, and the fair value of investment securities (including whether any impairment on any investment security is temporary or other-than-temporary and the amount of any impairment) involves judgments that are inherently forward-looking. All of the information concerning interest rate sensitivity is forward-looking. Management’s assumptions regarding pension and other post retirement plans involve judgments that are inherently forward-looking. Our ability to sell other real estate at carrying value or at all, successfully implement new programs and initiatives, increase efficiencies, respond to declines in collateral values and credit quality, maintain our current level of deposits and other sources of funding, and improve profitability is not entirely within our control and is not assured. The future effect of changes in the real estate, financial and credit markets and the national and regional economy on the banking industry, generally, and Southern Michigan Bancorp, Inc., specifically, are also inherently uncertain. These statements are not guarantees of future performance and involve certain risks, uncertainties and assumptions (“risk factors”) that are difficult to predict with regard to timing, extent, likelihood and degree of occurrence. Actual results and outcomes may materially differ from what may be expressed or forecasted in such forward-looking statements. We undertake no obligation to update or revise our forward-looking statements to reflect developments that occur or information obtained after the date of this report.

Risk factors include, but are not limited to, the risk factors described in “Item 1A - Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	March 31, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$58,037	$42,185
Federal funds sold	261	287
Securities available for sale	84,801	90,344
Loans held for sale	2,650	1,088
Loans, net of allowance for loan losses of $5,525 - 2012 ($5,412 - 2011)	327,344	327,392
Premises and equipment, net	12,451	12,546
Accrued interest receivable	2,067	2,148
Net cash surrender value of life insurance	10,400	10,312
Goodwill	13,422	13,422
Other intangible assets, net	1,585	1,666
Other assets	7,415	7,830

TOTAL ASSETS	$520,433	$509,220

LIABILITIES
Deposits:
Non-interest bearing	$69,572	$61,930
Interest bearing	364,965	358,581

Total deposits	434,537	420,511

Securities sold under agreements to repurchase and overnight borrowings	14,932	18,074
Accrued expenses and other liabilities	4,234	4,568
Other borrowings	7,600	7,751
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, shares outstanding – 116,711 in 2012 (115,170 shares in 2011)	1,476	1,296

Total liabilities	467,934	457,355

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued – 2,376,724 shares in 2012 (2,358,599 shares in 2011) Outstanding (other than ESOP shares) – 2,260,013 shares in 2012 (2,243,429 shares in 2011)	5,650	5,609
Additional paid-in capital	18,104	18,278
Retained earnings	28,410	27,576
Accumulated other comprehensive income, net	472	571
Unearned Employee Stock Ownership Plan shares	(137)	(169)

Total shareholders’ equity	52,499	51,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$520,433	$509,220

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
Interest income:
Loans, including fees	$4,511	$4,370
Securities:
Taxable	156	138
Tax-exempt	242	216
Other	26	51

Total interest income	4,935	4,775

Interest expense:
Deposits	661	844
Other	133	159

Total interest expense	794	1,003

Net interest income	4,141	3,772
Provision for loan losses	225	125

Net interest income after provision for loan losses	3,916	3,647

Non-interest income:
Service charges on deposit accounts	394	511
Trust fees	298	275
Net gains on security calls	3	2
Net gains on loan sales	402	317
Earnings on life insurance assets	88	80
ATM and debit card fee income	272	235
Brokerage income	54	46
Other	154	189

Total non-interest income	1,665	1,655
Non-interest expense:
Salaries and employee benefits	2,421	2,447
Occupancy, net	283	373
Equipment	192	203
Printing, postage and supplies	139	141
Telecommunication expenses	96	99
Professional and outside services	256	221
Software maintenance	111	105
FDIC assessments	100	165
Amortization of other intangibles	81	85
Expenses relating to OREO property	128	45
ATM expense	101	82
Other	374	399

Total non-interest expense	4,282	4,365

INCOME BEFORE INCOME TAXES	1,299	937
Federal income tax provision	297	189

NET INCOME	$1,002	$748

Basic Earnings Per Common Share	$0.43	$0.32

Diluted Earnings Per Common Share	$0.42	$0.32

Dividends Declared Per Common Share	$0.07	$0.05

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended March 31,
	2012	2011
NET INCOME	$1,002	$748

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	(148)	200
Reclassification adjustments for net realized gains included in net income	(3)	(2)

	(151)	198
Income tax effect	(52)	67

Other comprehensive income (loss)	(99)	131

TOTAL COMPREHENSIVE INCOME	$903	$879

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

For the Three Months Ended March 31, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843

Net income			748			748
Net change in other comprehensive income items				131		131
Cash dividends declared - $.05 per share			(117)			(117)
Vesting of restricted stock		20				20
Forfeiture of restricted stock (378 shares)	(2)	2				—
Change in common stock subject to repurchase	(2)	95				93
Reduction of ESOP obligation					32	32
Stock option expense		15				15

Balance at March 31, 2011	$5,579	$18,165	$25,323	$(37)	$(265)	$48,765

Balance at January 1, 2012	$5,609	$18,278	$27,576	$571	$(169)	$51,865

Net income			1,002			1,002
Net change in other comprehensive income items				(99)		(99)
Cash dividends declared - $.07 per share			(168)			(168)
Vesting of restricted stock		39				39
Change in common stock subject to repurchase	(4)	(176)				(180)
Issuance of restricted stock (18,125 shares of common stock at $11.20)	45	(45)				—
Reduction of ESOP obligation					32	32
Stock option expense		8				8

Balance at March 31, 2012	$5,650	$18,104	$28,410	$472	$(137)	$52,499

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Three Months Ended March 31,
	2012	2011
Operating Activities
Net income	$1,002	$748
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	225	125
Depreciation	232	222
Net amortization (accretion) of investment securities	(50)	215
Loans originated for sale	(16,267)	(9,576)
Proceeds on loans sold	15,107	12,263
Net gains on loan sales	(402)	(317)
Stock option and restricted stock grant compensation expense	47	35
Net gains on security calls	(3)	(2)
Net loss on other real estate owned sales	74	28
Amortization of other intangible assets	81	85
Net gain on disposal of equipment	—	(7)
Net change in obligation under ESOP	32	32
Net change in:
Accrued interest receivable	81	(120)
Cash surrender value of life insurance	(88)	(80)
Other assets	(176)	187
Accrued expenses and other liabilities	(335)	(363)

Net cash from operating activities	(440)	3,475

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	14,696	6,144
Purchases	(9,251)	(28,001)
Net change in federal funds sold	26	26
Loan originations and payments, net	(434)	3,409
Proceeds on other real estate owned sales	826	323
Proceeds from sale of equipment	—	26
Additions to premises and equipment	(137)	(241)

Net cash from investing activities	5,726	(18,314)

Financing Activities
Net change in deposits	14,026	7,694
Net change in securities sold under agreements to repurchase and overnight borrowings	(3,142)	1,594
Repayments of other borrowings	(151)	(1,225)
Cash dividends paid	(167)	(116)

Net cash from financing activities	10,566	7,947

Net change in cash and cash equivalents	15,852	(6,892)
Beginning cash and cash equivalents	42,185	78,833

Ending cash and cash equivalents	$58,037	$71,941

Cash paid for interest	$798	$1,002
Cash paid for income taxes	647	50
Transfers from loans to other real estate owned	257	78

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the three months ended March 31, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

The accompanying consolidated financial statements should be read in conjunction with the consolidated financial statements and related footnotes of the Company for December 31, 2011 included in the Company’s Annual Report on Form 10-K for the year ended December 31, 2011, filed with the Securities and Exchange Commission on March 30, 2012.

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

Impaired Loans: Loan impairment is reported when full payment under the loan terms is not expected. Impairment is evaluated in total for smaller-balance loans of similar nature such as residential mortgage and consumer loans and on an individual loan basis for other loans. If a loan is impaired, a portion of the allowance is allocated so that the loan is reported, net, at the present value of estimated future cash flows using the loan’s effective interest rate or at the fair value of collateral if repayment is expected solely from the collateral. Loans are evaluated for impairment when payments are delayed, typically 90 days or more, or when it is probable that all principal and interest amounts will not be collected according to the contractual terms of the loan. Loans for which the terms have been modified and for which the borrower is experiencing financial difficulties, are considered troubled debt restructurings and are classified as impaired. All nonaccrual loans have also been determined by the Company to meet the definition of an impaired loan.

Reclassifications

Certain 2011 items have been reclassified to conform to the 2012 presentation.

NOTE B – NEW ACCOUNTING PRONOUNCEMENTS

Adoption of New Accounting Standards:

In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively. ASU 2011-04 was adopted effective January 1, 2012, but did not have any impact on the Company’s financial position or results of operations.

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

The amendments in ASU 2011-05 should be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. The Company adopted ASU 2011-05 for the first quarter of 2012 and has elected to present the components of other comprehensive income in a separate statement. The adoption of ASU 2011-05 did not have any impact on the Company’s financial condition or results of operations.

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The amendments in ASU 2011-08 gives the entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after the assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company will consider the provisions of ASU 2011-08 when performing annual goodwill and other intangible asset impairment testing later in 2012.

In December 2011, FASB issued ASU 2011-11, Disclosures about Offsetting Assets and Liabilities, amending ASC Topic 210 requiring an entity to disclose information about offsetting and related arrangements to enable users of its financial statements to understand the effects of those arrangements on its financial position. ASU 2011-11 is effective for annual and interim periods beginning on or after January 1, 2013. The Company has not yet determined what, if any, financial statement impact the adoption of ASU 2011-11 will have.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three month periods ended March 31, 2012 and 2011 is as follows (dollars in thousands, except per share data):

	Three Months Ended March 31, 2012	Three Months Ended March 31, 2011
Basic earnings per share:
Net income	$1,002	$748

Weighted average common shares outstanding	2,372,193	2,340,434

Less unallocated ESOP shares	15,017	23,844

Weighted average common shares outstanding for basic earnings per share	2,357,176	2,316,590

Basic earnings per share	$0.43	$0.32

Diluted earnings per share:
Net income	$1,002	$748

Weighted average common shares outstanding for basic earnings per share	2,357,176	2,316,590

Add: Dilutive effect of assumed exercise of stock options	4,379	4,729

Weighted average common and dilutive potential common shares outstanding	2,361,555	2,321,319

Diluted earnings per share	$0.42	$0.32

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 199,961 and 196,787 as of March 31, 2012 and 2011, respectively.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

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

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan (commercial, mortgage or consumer), which in some instances may be different than how the loans are categorized for regulatory reporting purposes. Consequently, loan groupings for impaired loans for purposes of calculating the allowance for loan losses by portfolio segment may differ from impaired loan groupings for regulatory reporting purposes.

The following is an analysis of the allowance for loan losses by portfolio segment and based on impairment method as of and for the three month periods ended March 31, 2012 and 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
March 31, 2012:
Balance at January 1	$4,039	$68	$1,155	$150	$5,412
Provision for loan losses	60	3	155	7	225
Loans charged off	(48)	(8)	(124)	(11)	(191)
Recoveries	63	6	2	8	79

Balance at March 31	$4,114	$69	$1,188	$154	$5,525

Ending balance individually evaluated for impairment	$895	—	$243	$5	$1,143

Ending balance collectively evaluated for impairment	3,219	69	945	149	4,382

Total	$4,114	$69	$1,188	$154	$5,525

March 31, 2011:
Balance at January 1	$4,239	$86	$1,211	$158	$5,694
Provision for loan losses	(202)	47	146	134	125
Loans charged off	(100)	(35)	(120)	(64)	(319)
Recoveries	66	3	6	1	76

Balance at March 31	$4,003	$101	$1,243	$229	$5,576

Ending balance individually evaluated for impairment	$842	—	$309	$15	$1,166

Ending balance collectively evaluated for impairment	3,161	101	934	214	4,410

Total	$4,003	$101	$1,243	$229	$5,576

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $43,000 and $39,000, respectively, for the three months ended March 31, 2012 and $37,000 and $23,000, respectively, for the three months ended March 31, 2011.

The following is a summary of the recorded investment in loans, by portfolio segment and based on impairment method, as of March 31, 2012 and December 31, 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
March 31, 2012:
Ending balance individually evaluated for impairment	$6,961	$26	$3,042	$84	$10,113

Ending balance collectively evaluated for impairment	238,325	7,871	63,947	12,613	322,756

Total loans	$245,286	$7,897	$66,989	$12,697	$332,869

December 31, 2011:
Ending balance individually evaluated for impairment	$6,440	$29	$3,326	$86	$9,881

Ending balance collectively evaluated for impairment	237,263	7,800	64,927	12,933	322,923

Total loans	$243,703	$7,829	$68,253	$13,019	$332,804

The following tables present loans individually evaluated for impairment by class of loans as of March 31, 2012 and December 31, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
March 31, 2012:

With no related allowance recorded:
Commercial	$358	$—
Real estate - commercial	3,058	—
Real estate - construction	221	—
Consumer	26	—
Real estate mortgage	2,305	—

With an allowance recorded:
Commercial	534	50
Real estate - commercial	1,424	588
Real estate - construction	36	5
Consumer	—	—
Real estate mortgage	2,151	500

Total	$10,113	$1,143

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
December 31, 2011:

With no related allowance recorded:
Commercial	$135	$—
Real estate - commercial	2,649	—
Real estate - construction	232	—
Consumer	29	—
Real estate mortgage	2,485	—

With an allowance recorded:
Commercial	744	26
Real estate - commercial	1,403	490
Real estate - construction	—	—
Consumer	—	—
Real estate mortgage	2,204	468

Total	$9,881	$984

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of March 31, 2012 and December 31, 2011 by class of loans (in thousands):

	Loans Past Due Accruing Interest				Loans on Non- Accrual	Loans Not Past Due or Non- Accrual
	30-59 Days	60-89 Days	Over 90 Days	Total			Total
March 31, 2012:

Commercial	$13	$—	$117	$130	$367	$69,406	$69,903
Real estate - commercial	97	53	—	150	3,412	148,258	151,820
Real estate - construction	—	—	—	—	234	12,396	12,630
Consumer	61	22	6	89	26	8,090	8,205
Real estate mortgage	721	358	—	1,079	1,986	87,246	90,311

Total	$892	$433	$123	$1,448	$6,025	$325,396	$332,869

December 31, 2011:

Commercial	$182	$120	$6	$308	$413	$69,335	$70,056
Real estate - commercial	538	144	—	682	2,982	147,165	150,829
Real estate - construction	—	—	—	—	231	12,248	12,479
Consumer	22	4	—	26	29	8,112	8,167
Real estate mortgage	1,476	780	—	2,256	2,048	86,969	91,273

Total	$2,218	$1,048	$6	$3,272	$5,703	$323,829	$332,804

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

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of March 31, 2012 and the amount of specific reserves in the allowance for loan losses relating to the TDRs (in thousands):

	Number of Loans	Amount	Specific Reserves Allocated
March 31, 2012

Commercial	5	$716	$18
Real estate - commercial	5	1,613	12
Real estate - construction	—	—	—
Real estate - mortgage	17	1,609	169
Consumer	—	—	—

Total	27	$3,938	$199

No additional loans were classified as TDRs during the first quarter of 2012.

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

As of March 31, 2012 and December 31, 2011, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
March 31, 2012

Commercial	$59,128	$6,163	$4,612	$—	$—	$69,903
Real estate - commercial	129,856	14,111	7,561	—	292	151,820
Real estate - construction	6,092	2,341	538	—	3,659	12,630
Real estate - mortgage	7,377	3,258	2,990	—	76,686	90,311
Consumer	—	—	—	—	8,205	8,205

Total	$202,453	$25,873	$15,701	$—	$88,842	$332,869

December 31, 2011

Commercial	$59,492	$5,855	$4,709	$—	$—	$70,056
Real estate - commercial	128,405	14,681	7,437	—	306	150,829
Real estate - construction	5,547	2,542	520	—	3,870	12,479
Real estate - mortgage	7,399	3,177	2,743	—	77,954	91,273
Consumer	—	—	—	—	8,167	8,167

Total	$200,843	$26,255	$15,409	$—	$90,297	$332,804

NOTE E – STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 stock option plan terminated. As of March 31, 2012, there were 54,482 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the three months ended March 31, 2012:

	Shares	Weighted Average Price
Outstanding at beginning of year	221,026	$21.06
Granted	7,875	11.20
Exercised	—	—
Forfeited	—	—

Outstanding at March 31, 2012	228,901	$20.72

Options exercisable at March 31, 2012	148,951	$21.40

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company’s history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the three months ended March 31, 2012:

Dividend yield	2.93%
Expected life	8 years
Expected volatility	22.84%
Risk-free interest rate	0.26%
Weighted average fair value of options granted during 2012	$1.59

The Company recorded compensation expense of $8,000 and $15,000, respectively, related to stock options during the three month periods ended March 31, 2012 and 2011.

Restricted Stock – Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $39,000 and $15,000, respectively, during the three months ended March 31, 2012 and 2011. As of March 31, 2012, there was $540,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan, which is expected to be recognized over a weighted average period of 3.8 years.

A summary of restricted stock activity is as follows for the three months ended March 31, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	41,309	$11.33
Granted	18,125	11.20
Vested	(6,231)	10.35
Forfeited	—	—

Nonvested at March 31, 2012	53,203	$11.40

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at March 31, 2012 or December 31, 2011, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at March 31, 2012 and December 31, 2011, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	March 31, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$58,037	$58,037	$42,185	$42,185
Federal funds sold	261	261	287	287
Securities available for sale	84,801	84,801	90,344	90,344
Loans held for sale	2,650	2,650	1,088	1,088
Loans, net of allowance for loan losses	327,344	332,826	327,392	333,283
Accrued interest receivable	2,067	2,067	2,148	2,148

Financial liabilities:
Deposits	$(434,537)	$(436,245)	$(420,511)	$(422,493)
Securities sold under agreements to repurchase and overnight borrowings	(14,932)	(14,932)	(18,074)	(18,074)
Other borrowings	(7,600)	(7,675)	(7,751)	(7,860)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(127)	(127)	(131)	(131)

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral. Impaired loans measured at fair value typically consist of loans on nonaccrual status and loans with a portion of the allowance for loan losses allocated specific to the loan. Some loans may be included in both categories whereas other loans may only be included in one category. Collateral values are estimated using Level 2 and 3 inputs, including recent appraisals, based on customized discounting criteria. Due to the significance of the Level 3 inputs, impaired loans have been classified as Level 3.

Other Real Estate Owned (OREO). The Company values OREO at the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using appraisals and reflect a market value approach.

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of March 31, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
March 31, 2012
Recurring:
Securities available for sale:
Federal agencies	$27,328	$—	$—	$27,328
U.S. government sponsored entities and agencies	16,923	—	—	16,923
States and political subdivisions	—	31,719	2,041	33,760
Asset-backed securities	66	—	—	66
Collateralized mortgage obligations	6,244	—	—	6,244
Mortgage-backed securities	—	480	—	480

Total available for sale	$50,561	$32,199	$2,041	$84,801

Nonrecurring:
Impaired loans	$—	$—	$8,970	$8,970

Other real estate owned	$—	$—	$870	$870

Impaired loans are reported net of a $1,143,000 allowance for loan losses.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Recurring:
Securities available for sale:
Federal agencies	$28,435	$—	$—	$28,435
U.S. government sponsored entities and agencies	22,956	—	—	22,956
States and political subdivisions	—	31,213	2,232	33,445
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	3,032	—	3,032

Total available for sale	$53,867	$34,245	$2,232	$90,344

Nonrecurring:
Impaired loans	$—	$—	$8,897	$8,897

Other real estate owned	$—	$—	$1,530	$1,530

Impaired loans are reported net of a $984,000 allowance for loan losses.

The following is a summary of activity of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the three month period ended March 31, 2012 (in thousands):

Balance at January 1, 2012	$2,232
Net maturities and calls	(165)
Net unrealized losses included in other comprehensive income (loss)	(26)

Balance at March 31, 2012	$2,041

NOTE H – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after March 31, 2012, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at March 31, 2012, have been recognized in the financial statements for the nine month period ended March 31, 2012. Events or transactions that provided evidence about conditions that did not exist at March 31, 2012, but arose before the financial statements were issued, have not been recognized in the financial statements for the three month period ended March 31, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T) as of March 31, 2012 and December 31, 2011, and for the three month periods ended March 31, 2012 and 2011. You should review the discussion in conjunction with the Company’s consolidated financial statements and related notes.

Executive Summary

Net income for the three month period ended March 31, 2012 was $1,002,000 compared to $748,000 for the same period in 2011. Earnings per share was $0.43 for the three month period ended March 31, 2012 compared to $0.32 for the same period in 2011. Return on average assets was 0.77% for the first three months of 2012 compared to 0.60% for the first three months of 2011. Return on average shareholders’ equity was 7.63% for the first three months of 2012 compared to 6.19% for the same period in 2011.

Total consolidated assets at March 31, 2012 were $520.4 million compared to $509.2 million at December 31, 2011. Total deposits at March 31, 2012 were $434.5 million compared to $420.5 million at December 31, 2011. Total shareholders’ equity was $52.5 million at March 31, 2012 compared to $51.9 million at December 31, 2011.

Results of Operations

Net Interest Income

The Company derives the greatest portion of its income from net interest income. Net interest margin for the three month period ended March 31, 2012 was 3.68% compared to 3.49% for the same period of 2011, an increase of 19 basis points. Average loan balances for the first three months of 2012 increased $24.2 million compared to the same period of 2011, while the average balance in the lower yielding federal funds sold and other decreased $20.3 million. Comparing the first quarter of 2012 to the first quarter of 2011, loan volume was up, resulting in higher interest income, while asset yields were down. This reduction in asset yields was offset as the Company was able to lower its cost of funds by 24 basis points during the three month period ended March 31, 2012 compared to the same period of 2011.

The following tables provide information regarding interest income and expense for the three-month periods ended March 31, 2012 and 2011, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 – Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):

	March 31, 2012			March 31, 2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$333,406	$4,527	5.43%	$309,173	$4,374	5.66%
Federal funds sold and other(6)	44,777	26	.23	65,116	51	.31
Taxable investment securities(4)	56,497	156	1.10	46,966	138	1.18
Tax-exempt investment securities(1)	31,082	368	4.74	23,962	327	5.46

Total interest earning assets	465,762	5,077	4.36	445,217	4,890	4.39

Non-interest earning assets:
Cash and due from banks	11,535			12,407
Other assets(5)	48,489			48,446
Less allowance for loan losses	(5,356)			(5,584)

Total assets	$520,430			$500,486

Interest bearing liabilities:
Demand deposits	$193,190	135	.28%	$167,862	123	.29%
Savings deposits	54,409	6	.04	50,141	12	.10
Time deposits	118,874	520	1.75	136,530	709	2.08
Securities sold under agreements to repurchase and federal funds purchased	16,929	9	.21	16,588	12	.29
Other borrowings	7,696	82	4.26	9,892	109	4.41
Subordinated debentures	5,155	42	3.26	5,155	38	2.95

Total interest bearing liabilities	396,253	794	.80	386,168	1,003	1.04

Non-interest bearing liabilities:
Demand deposits	66,106			61,209
Other	4,182			3,383
Common stock subject to repurchase obligation	1,386			1,353
Shareholders’ equity	52,503			48,373

Total liabilities and shareholders’ equity	$520,430			$500,486

Net interest income		$4,283			$3,887

Interest rate spread			3.56%			3.35%

Net yield on interest earning assets			3.68%			3.49%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $125,000 and $16,000, respectively, for 2012 and $111,000 and $4,000, respectively, for 2011.
(2)	Average balance includes average non-accrual loan balances of $5,922,000 in 2012 and $5,617,000 in 2011.
(3)	Interest income includes loan fees of $59,000 in 2012 and $36,000 in 2011.
(4)	Average balance includes average unrealized gain of $1,404,000 in 2012 and $170,000 in 2011 on available for sale securities.
(5)	Includes $15,058,000 in 2012 and $15,394,000 in 2011 relating to goodwill and other intangible assets.
(6)	Includes $44,521,000 in 2012 and $61,851,000 in 2011 of federal reserve deposit accounts.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)

	Three Months Ended March 31 2012 Over 2011 Increase (Decrease) Due To			Three Months Ended March 31 2011 Over 2010 Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest income on:

Loans	$(181)	$334	$153	$(79)	$(284)	$(363)
Taxable securities	(9)	27	18	(99)	56	(43)
Tax-exempt securities	(47)	88	41	(10)	28	18
Federal funds sold	(11)	(14)	(25)	(3)	31	28

Total interest earning assets	$(248)	$435	$187	$(191)	$(169)	$(360)

Interest expense on:

Demand deposits	$(6)	$18	$12	$(27)	$19	$(8)
Savings deposits	(7)	1	(6)	(12)	2	(10)
Time deposits	(105)	(85)	(190)	(158)	20	(138)
Securities sold under agreements to repurchase and federal funds purchased	(3)	—	(3)	1	1	2
Other borrowings	(3)	(23)	(26)	30	(42)	(12)
Subordinated debentures	4	—	4	—	—	—

Total interest bearing liabilities	$(120)	$(89)	$(209)	$(166)	$—	$(166)

Net interest income	$(128)	$524	$396	$(25)	$(169)	$(194)

Tax equivalent net interest income increased $396,000, or 10.2%, in the first three months of 2012 compared to the same period in 2011. This was a result of a $524,000 net increase due to volume changes comparing the first three months of 2012 with the first three months of 2011 on a tax equivalent basis and a $128,000 net decrease due to rate changes for the comparable periods.

The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $141,000 and $115,000, respectively, for the three months ended March 31, 2012 and 2011. These adjustments were computed using a 34% federal income tax rate.

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

The provision for loan losses for the three month period ended March 31, 2012 was $225,000 compared to a provision for loan losses for the same period of 2011 of $125,000.

The allowance for loan losses was 1.66% of total loans at March 31, 2012 compared to 1.63% at December 31, 2011 and 1.82% at March 31, 2011.

Charge-offs and recoveries for respective loan categories for the three months ended March 31, 2012 and 2011 were as follows (in thousands):

	March 31, 2012		March 31, 2011
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$5	$23	$62	$43
Residential real estate	135	10	184	7
Consumer	51	46	73	26

Total	$191	$79	$319	$76

Net charge-offs in the first three months of 2012 were $112,000, or 0.14%, of loans on an annualized basis. Net charge-offs in the first three months of 2011 were $243,000, or 0.32%, of loans on an annualized basis.

The Company had specific allowance reserves on impaired loans of $1,143,000 as of March 31, 2012 compared to $984,000 as of December 31, 2011 and $1,166,000 at March 31, 2011. Specific allowance reserves have been allocated where the fair values of loans were considered to be less than their carrying values. The Company obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to impaired loans as of March 31, 2012 were reasonable based on the circumstances surrounding each particular borrower.

Non-interest income

Non-interest income for the three month periods ended March 31, 2012 and 2011 was $1,665,000 and $1,655,000, respectively.

Service charges on deposit accounts decreased 22.9%, or $117,000, in the first quarter of 2012 compared to the first quarter of 2011. The Company continues to experience lower volume of non-sufficient fund items as a result of changes made to its overdraft protection program in July 2010 and June 2011 to comply with regulatory guidance that became effective in August 2010 and July 2011, respectively. These changes have resulted in lower fee income.

Net gains on loan sales increased 26.8%, or $85,000, in the first quarter of 2012 compared to the first quarter of 2011. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgage loans are retained in the loan portfolio. Continued favorable mortgage rates contributed to the increase in net gains on loan sales.

ATM and debit card fee income increased 15.7%, or $37,000, in the first quarter of 2012 compared to the first quarter of 2011. Increases are primarily due to increased volumes of approved transactions.

Non-interest expense

Non-interest expense for the three month period ended March 31, 2012 was $4,282,000 compared to $4,365,000 for the same period in 2011, a decrease of 1.9% or $83,000.

Occupancy costs decreased $90,000, or 24.1%, in the first quarter of 2012 as compared to 2011. The Bank closed two branches in the second quarter of 2011 reducing occupancy costs.

FDIC assessment expense decreased $65,000 for the three month period ended March 31, 2012 compared to the same period in 2011 due to changes effective April 1, 2011.

Expenses relating to OREO property were $128,000 for the first quarter of 2012 compared to $45,000 for the first quarter of 2011. OREO expenses include costs to carry OREO, such as property taxes, insurance and maintenance costs, fair value write-downs after the property is transferred to OREO and net gains/losses from the disposition of OREO. Write-downs and net gains/losses from dispositions of OREO totaled $74,000 for the first quarter of 2012 compared to $27,000 for the first quarter of 2011.

Federal income taxes

The Company had an income tax provision of $297,000 for the three months ended March 31, 2012 compared to $189,000 for the comparable period of 2011. The effective tax rate for the three month period ended March 31, 2012 was 22.9% compared to 20.2% for the comparable 2011 period. Tax-exempt income continues to have a positive impact on the Company’s tax provision and effective tax rate. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision.

Financial Condition

Assets

Total assets at March 31, 2012 were $520.4 million, an increase of $11.2 million compared to December 31, 2011. Securities available-for-sale totaled $84.8 million at March 31, 2012, a decrease of $5.5 million, or 6.1%, compared to December 31, 2011. Cash and cash equivalents increased $15.9 million, or 37.6%, at March 31, 2012 compared to December 31, 2011. Maturities of securities and cash increases from higher deposit balances were retained in cash and cash equivalents to fund anticipated 2012 second quarter loan growth.

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

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)

	3/31/12	12/31/11	3/31/11
Nonaccrual loans:
Commercial and commercial real estate	$4,013	$3,626	$4,180
Real estate mortgage	1,986	2,048	1,562
Consumer	26	29	28

	6,025	5,703	5,770

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	117	6	372
Real estate mortgage	—	—	—
Consumer	6	—	—

	123	6	372

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	1,879	1,933	1,589
Real estate mortgage	1,426	1,607	1,149
Consumer	—	—	—

	3,305	3,540	2,738

Total nonperforming loans	9,453	9,249	8,880
Other real estate	870	1,530	983

Total nonperforming assets	$10,323	$10,779	$9,863

Nonperforming loans to total loans	2.84%	2.78%	2.90%

Nonperforming assets to total assets	1.98%	2.12%	1.96%

The balance of TDR loans included in nonaccrual loans was $633,000 at March 31, 2012, $694,000 at December 31, 2011 and $1,475,000 at March 31, 2011.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At March 31, 2012, December 31, 2011 and March 31, 2011, the Company had loans of $10.1 million, $9.9 million and $10.2 million, respectively, which were considered impaired.

In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.

Liabilities

Deposits totaled $434.5 million at March 31, 2012, an increase of $14.0 million, or 3.3%, from December 31, 2011. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

Increases in the first quarter were due to retail deposit account balance increases and cyclical increases in balances for municipalities collecting property taxes and school systems receiving funds from the state. These cyclical balance increases are expected to return to more normal levels as the money is distributed and expended.

Shareholders’ equity

Total shareholders’ equity amounted to $52.5 million at March 31, 2012, an increase of $634,000 from December 31, 2011. The increase was primarily attributable to net income for the period, less dividends to shareholders.

The following table summarizes the Company’s consolidated regulatory capital ratios, as well as SMB&T’s, as of March 31, 2012 and December 31, 2011:

	March 31, 2012	December 31, 2011	Minimum Required for Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
Total risk-based capital ratio
Consolidated	14.0%	13.7%	8.0%	N/A
SMBT	14.0	13.7	8.0	10.0%
Tier 1 capital ratio
Consolidated	12.8	12.4	4.0	N/A
SMBT	12.7	12.4	4.0	6.0
Leverage ratio
Consolidated	8.6	8.6	4.0	N/A
SMBT	8.6	8.6	4.0	5.0

At March 31, 2012, SMB&T was categorized as well capitalized under applicable regulatory guidelines.

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

SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $27.9 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

The Company’s balances in federal funds sold and short term interest bearing balances with banks aggregated $46.4 million at March 31, 2012, compared to $29.9 million at December 31, 2011 and $61.8 million at March 31, 2011. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Company’s principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T. The payment of dividends by SMB&T is subject to legal and regulatory restrictions. At March 31, 2012, using the most restrictive of these restrictions, the aggregate cash dividends that SMB&T could pay the Company without prior regulatory approval was approximately $8 million.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d – 15(e) under the Exchange Act) as of March 31, 2012. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the three months ended March 31, 2012 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN MICHIGAN BANCORP, INC.

Date: May 15, 2012	By:	/s/ John H. Castle
John H. Castle
Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: May 15, 2012	By:	/s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)