Form 10-Q
period 2012-06-30
SOUTHERN MICHIGAN BANCORP INC
filed 2012-08-14
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended June 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $2.50 par value, as of August 14, 2012, was 2,375,819 shares.

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

Risk factors include, but are not limited to, the risk factors described in “Item 1A—Risk Factors” of our Annual Report on Form 10-K for the year ended December 31, 2011. These and other factors are representative of the risk factors that may emerge and could cause a difference between an ultimate actual outcome and a preceding forward-looking statement.

Part I. Financial Information

Item 1.	Financial Statements

SOUTHERN MICHIGAN BANCORP, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	June 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$34,772	$42,185
Federal funds sold	253	287
Securities available for sale	76,054	90,344
Loans held for sale	1,624	1,088
Loans, net of allowance for loan losses of $5,167 – 2012 ($5,412 – 2011)	344,041	327,392
Premises and equipment, net	12,392	12,546
Accrued interest receivable	1,826	2,148
Net cash surrender value of life insurance	10,480	10,312
Goodwill	13,422	13,422
Other intangible assets, net	1,504	1,666
Other assets	7,499	7,830

TOTAL ASSETS	$503,867	$509,220

LIABILITIES
Deposits:
Non-interest bearing	$69,591	$61,930
Interest bearing	347,956	358,581

Total deposits	417,547	420,511
Securities sold under agreements to repurchase and overnight borrowings	14,214	18,074
Accrued expenses and other liabilities	4,558	4,568
Other borrowings	7,448	7,751
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, shares outstanding – 119,594 in 2012 (115,170 shares in 2011)	1,644	1,296

Total liabilities	450,566	457,355

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized – 4,000,000 shares Issued – 2,376,204 shares in 2012 (2,358,599 shares in 2011) Outstanding (other than ESOP shares) – 2,256,610 shares in 2012 (2,243,429 shares in 2011)	5,642	5,609
Additional paid-in capital	17,991	18,278
Retained earnings	29,223	27,576
Accumulated other comprehensive income, net	548	571
Unearned Employee Stock Ownership Plan shares	(103)	(169)

Total shareholders’ equity	53,301	51,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$503,867	$509,220

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$4,629	$4,334	$9,140	$8,704
Securities:
Taxable	63	171	219	309
Tax-exempt	246	218	488	434
Other	31	47	57	98

Total interest income	4,969	4,770	9,904	9,545

Interest expense:
Deposits	587	803	1,248	1,647
Other	129	148	262	307

Total interest expense	716	951	1,510	1,954

Net interest income	4,253	3,819	8,394	7,591
Provision for loan losses	475	375	700	500

Net interest income after provision for loan losses	3,778	3,444	7,694	7,091

Non-interest income:
Service charges on deposit accounts	413	568	807	1,079
Trust fees	263	293	561	568
Net gains on security calls and sales	—	—	3	2
Net gains on loan sales	476	205	878	522
Earnings on life insurance assets	80	84	168	164
Brokerage income	49	46	103	94
ATM and debit card fee income	292	257	564	492
Other	127	124	281	237

Total non-interest income	1,700	1,577	3,365	3,158

Non-interest expense:
Salaries and employee benefits	2,267	2,294	4,688	4,741
Occupancy, net	277	336	560	709
Equipment	217	204	409	407
Printing, postage and supplies	105	102	244	243
Telecommunication expenses	61	98	157	197
Professional and outside services	280	199	536	420
FDIC assessments	100	110	200	275
Software maintenance	120	110	231	215
Amortization of other intangibles	81	84	162	169
Expenses relating to OREO property	74	86	202	131
ATM expenses	109	92	210	174
Other	451	344	825	669

Total non-interest expense	4,142	4,059	8,424	8,350

INCOME BEFORE INCOME TAXES	1,336	962	2,635	1,899
Federal income tax provision	309	200	606	389

NET INCOME	$1,027	$762	$2,029	$1,510

Basic Earnings Per Common Share	$0.43	$0.33	$0.86	$0.65

Diluted Earnings Per Common Share	0.43	0.33	0.86	0.65

Dividends Declared Per Common Share	0.09	0.05	0.16	0.10

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (UNAUDITED)

(In thousands, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
NET INCOME	$1,027	$762	$2,029	$1,510

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain (loss) on available for sale securities	115	198	(33)	770
Reclassification adjustments for net realized gains included in net income	—	—	(3)	(2)

	115	198	(36)	768
Income tax effect	39	67	(13)	261

Other comprehensive income (loss)	76	376	(23)	507

TOTAL COMPREHENSIVE INCOME	$1,103	$1,138	$2,006	$2,017

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

For the Six Months Ended June 30, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843
Net income			1,510			1,510
Net change in other comprehensive
income items				507		507
Cash dividends declared – $.10 per share			(235)			(235)
Issuance of restricted stock (18,525 shares of common stock at $12.70 per share)	46	(46)				—
Vesting of restricted stock		40				40
Forfeiture of restricted stock (643 shares)	(2)	2				—
Change in common stock subject to
repurchase	(7)	25				18
Reduction of ESOP obligation					32	32
Stock option expense		30				30

Balance at June 30, 2011	$5,620	$18,084	$25,967	$339	$(265)	$49,745

Balance at January 1, 2012	$5,609	$18,278	$27,576	$571	$(169)	$51,865
Net income			2,029			2,029
Net change in other comprehensive
income items				(23)		(23)
Cash dividends declared – $.16 per share			(382)			(382)
Vesting of restricted stock		78				78
Forfeiture of restricted stock (520 shares)	(2)	2				—
Change in common stock subject to
repurchase	(10)	(338)				(348)
Issuance of restricted stock (18,125 shares of common stock at $11.20)	45	(45)				—
Reduction of ESOP obligation					66	66
Stock option expense		16				16

Balance at June 30, 2012	$5,642	$17,991	$29,223	$548	$(103)	$53,301

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Six Months Ended June 30,
	2012	2011
Operating Activities
Net income	$2,029	$1,510
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	700	500
Depreciation	473	448
Net amortization of investment securities	58	229
Loans originated for sale	(31,103)	(16,608)
Proceeds on loans sold	31,445	19,159
Net gains on loan sales	(878)	(522)
Stock option and restricted stock grant compensation expense	94	70
Net gains on security calls	(3)	(2)
Net loss on other real estate owned sales	93	105
Amortization of other intangible assets	162	169
Net (gain) loss on disposal of equipment	(11)	7
Net change in obligation under ESOP	66	32
Net change in:
Accrued interest receivable	322	54
Cash surrender value of life insurance	(168)	(164)
Other assets	(246)	905
Accrued expenses and other liabilities	(57)	(399)

Net cash from operating activities	2,976	5,493

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	26,345	17,490
Purchases	(12,146)	(45,736)
Net change in federal funds sold	34	(37)
Loan originations and payments, net	(17,932)	3,003
Proceeds on other real estate owned sales	1,080	422
Proceeds from sale of equipment	37	57
Additions to premises and equipment	(345)	(310)

Net cash from investing activities	(2,927)	(25,111)

Financing Activities
Net change in deposits	(2,964)	(12,786)
Net change in securities sold under agreements to repurchase and overnight borrowings	(3,860)	144
Repayments of other borrowings	(303)	(1,403)
Cash dividends paid	(335)	(235)

Net cash from financing activities	(7,462)	(14,280)

Net change in cash and cash equivalents	(7,413)	(33,898)
Beginning cash and cash equivalents	42,185	78,833

Ending cash and cash equivalents	$34,772	$44,935

Cash paid for interest	$1,529	$1,970
Cash paid for income taxes	625	200
Transfers from loans to other real estate owned	583	108

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the six months ended June 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

The Company adopted ASU 2011-05 for the first quarter of 2012 and elected to present the components of other comprehensive income in a separate statement. The adoption of ASU 2011-05 did not have any impact on the Company’s financial condition or results of operations.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and six month periods ended June 30, 2012 and 2011 is as follows (dollars in thousands, except per share data):

	Three Months Ended June 30, 2012	Three Months Ended June 30, 2011	Six Months Ended June 30, 2012	Six Months Ended June 30, 2011
Basic earnings per share:
Net income	$1,027	$762	$2,029	$1,510

Weighted average common shares outstanding	2,376,334	2,344,838	2,373,912	2,342,964
Less unallocated ESOP shares	12,967	21,962	14,011	22,915

Weighted average common shares outstanding for basic earnings per share	2,363,367	2,322,876	2,359,901	2,320,049
Basic earnings per share	$0.43	$0.33	$0.86	$0.65

Diluted earnings per share:
Net income	$1,027	$762	$2,029	$1,510

Weighted average common shares outstanding for basic earnings per share	2,363,367	2,322,876	2,359,901	2,320,049
Add: Dilutive effect of assumed exercise of stock options	6,678	4,397	5,455	4,565

Weighted average common and dilutive potential common shares outstanding	2,370,045	2,327,273	2,365,356	2,324,614

Diluted earnings per share	$0.43	$0.33	$0.86	$0.65

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 191,586 and 191,886 as of June 30, 2012 and 2011, respectively.

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

The following is an analysis of the allowance for loan losses by portfolio segment and based on impairment method as of and for the six month periods ended June 30, 2012 and 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
June 30, 2012:
Balance at January 1	$4,039	$68	$1,155	$150	$5,412
Provision for loan losses	439	6	252	3	700
Loans charged off	(809)	(19)	(224)	(15)	(1,067)
Recoveries	92	14	8	8	122

Balance at June 30	$3,761	$69	$1,191	$146	$5,167

Ending balance individually evaluated for impairment	$341	—	$256	—	$597
Ending balance collectively evaluated for impairment	3,420	69	935	146	4,570

Total	$3,761	$69	$1,191	$146	$5,167

June 30, 2011:
Balance at January 1	$4,239	$86	$1,211	$158	$5,694
Provision for loan losses	175	31	149	145	500
Loans charged off	(523)	(40)	(241)	(105)	(909)
Recoveries	101	5	8	3	117

Balance at June 30	$3,992	$82	$1,127	$201	$5,402

Ending balance individually evaluated for impairment	$817	—	$232	$13	$1,062
Ending balance collectively evaluated for impairment	$3,175	$82	$895	$188	$4,340

Total	$3,992	$82	$1,127	$201	$5,402

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $63,000 and $68,000, respectively, for the six months ended June 30, 2012 and $78,000 and $42,000, respectively, for the six months ended June 30, 2011.

The following is a summary of the recorded investment in loans, by portfolio segment and based on impairment method, as of June 30, 2012 and December 31, 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
June 30, 2012:
Ending balance individually evaluated for impairment	$7,220	$35	$3,314	$137	$10,706
Ending balance collectively evaluated for impairment	254,504	7,892	63,576	12,439	338,502

Total loans	$261,783	$7,927	$66,922	$12,576	$349,208

December 31, 2011:
Ending balance individually evaluated for impairment	$6,440	$29	$3,326	$86	$9,881
Ending balance collectively evaluated for impairment	237,263	7,800	64,927	12,933	322,923

Total loans	$243,703	$7,829	$68,253	$13,019	$332,804

The following tables present loans individually evaluated for impairment by class of loans as of June 30, 2012 and December 31, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
June 30, 2012:
With no related allowance recorded:
Commercial	$924	$—
Real estate – commercial	4,135	—
Real estate – construction	107	—
Consumer	35	—
Real estate mortgage	2,219	—
With an allowance recorded:
Commercial	78	50
Real estate – commercial	817	39
Real estate – construction	—	—
Consumer	—	—
Real estate mortgage	2,391	508

Total	$10,706	$597

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
December 31, 2011:
With no related allowance recorded:
Commercial	$135	$—
Real estate – commercial	2,649	—
Real estate – construction	232	—
Consumer	29	—
Real estate mortgage	2,485	—
With an allowance recorded:
Commercial	744	26
Real estate – commercial	1,403	490
Real estate – construction	—	—
Consumer	—	—
Real estate mortgage	2,204	468

Total	$9,881	$984

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of June 30, 2012 and December 31, 2011 by class of loans (in thousands):

	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non- Accrual	Loans Not Past Due or Non- Accrual	Total
June 30, 2012:
Commercial	$160	$—	$—	$160	$487	$78,720	$79,367
Real estate – commercial	1,032	95	—	1,127	2,863	154,357	158,347
Real estate – construction	161	—	—	161	107	14,627	14,895
Consumer	18	2	8	28	35	8,240	8,303
Real estate mortgage	826	10	—	836	2,805	84,655	88,296

Total	$2,197	$107	$8	$2,312	$6,297	$340,599	$349,208

December 31, 2011:
Commercial	$182	$120	$6	$308	$413	$69,335	$70,056
Real estate – commercial	538	144	—	682	2,982	147,165	150,829
Real estate – construction	—	—	—	—	231	12,248	12,479
Consumer	22	4	—	26	29	8,112	8,167
Real estate mortgage	1,476	780	—	2,256	2,048	86,969	91,273

Total	$2,218	$1,048	$6	$3,272	$5,703	$323,829	$332,804

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

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of June 30, 2012 and the amount of specific reserves in the allowance for loan losses relating to the TDRs (in thousands):

	Number of Loans	Amount	Specific Reserves Allocated
June 30, 2012
Commercial	5	$695	$—
Real estate – commercial	6	2,120	12
Real estate – construction	—	—	—
Real estate – mortgage	17	1,599	161
Consumer	—	—	—

Total	28	$4,414	$173

The following summarizes the number and volume of loans the Company classified as TDRs during the first six months of 2012 (in thousands):

	Number of Loans Added	Amount	Specific Reserves Allocated
June 30, 2012
Commercial	—	$—	$—
Real estate – commercial	1	515	—
Real estate – construction	—	—	—
Real estate – mortgage	—	—	—
Consumer	—	—	—

Total	1	$515	$—

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

As of June 30, 2012 and December 31, 2011, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
June 30, 2012
Commercial	$69,117	$4,962	$5,288	$—	$—	$79,367
Real estate—commercial	137,813	11,505	8,676	—	353	158,347
Real estate—construction	8,535	1,668	1,118	—	3,574	14,895
Real estate—mortgage	6,827	2,370	3,014	—	76,085	88,296
Consumer	—	—	—	—	8,303	8,303

Total	$222,292	$20,505	$18,096	$—	$88,315	$349,208

December 31, 2011
Commercial	$59,492	$5,855	$4,709	$—	$—	$70,056
Real estate—commercial	128,405	14,681	7,437	—	306	150,829
Real estate—construction	5,547	2,542	520	—	3,870	12,479
Real estate—mortgage	7,399	3,177	2,743	—	77,954	91,273
Consumer	—	—	—	—	8,167	8,167

Total	$200,843	$26,255	$15,409	$—	$90,297	$332,804

NOTE E – STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 stock option plan terminated. As of June 30, 2012, there were 56,760 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the six months ended June 30, 2012:

	Shares	Weighted Average Price
Outstanding at beginning of year	221,026	$21.06
Granted	7,875	11.20
Exercised	—	—
Forfeited	(800)	11.38

Outstanding at June 30, 2012	228,101	$20.76

Options exercisable at June 30, 2012	212,151	$21.42

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company’s history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the six months ended June 30, 2012:

Dividend yield	2.93%
Expected life	8 years
Expected volatility	22.84%
Risk-free interest rate	0.26%
Weighted average fair value of options granted during 2012	$1.59

The Company recorded compensation expense of $16,000 and $30,000, respectively, related to stock options during the six month periods ended June 30, 2012 and 2011.

Restricted Stock – Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $78,000 and $40,000, respectively, during the six months ended June 30, 2012 and 2011. As of June 30, 2012, there was $496,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan, which is expected to be recognized over a weighted average period of 3.6 years.

A summary of restricted stock activity is as follows for the six months ended June 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	41,309	$11.33
Granted	18,125	11.20
Vested	(10,735)	11.75
Forfeited	(520)	11.52

Nonvested at June 30, 2012	48,179	$11.19

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at June 30, 2012 or December 31, 2011, the estimated fair values would have been realized. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at June 30, 2012 and December 31, 2011, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	June 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$34,772	$34,772	$42,185	$42,185
Federal funds sold	253	253	287	287
Securities available for sale	76,054	76,054	90,344	90,344
Loans held for sale	1,624	1,624	1,088	1,088
Loans, net of allowance for loan losses	344,041	348,520	327,392	333,283
Accrued interest receivable	1,826	1,826	2,148	2,148
Financial liabilities:
Deposits	$(417,547)	$(419,093)	$(420,511)	$(422,493)
Securities sold under agreements to repurchase and overnight borrowings	(14,214)	(14,214)	(18,074)	(18,074)
Other borrowings	(7,448)	(7,491)	(7,751)	(7,860)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(112)	(112)	(131)	(131)

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

Level 1 Inputs – Unadjusted quoted prices in active markets for identical assets or liabilities that the reporting entity has the ability to access at the measurement date.

Level 2 Inputs – Inputs other than quoted prices included in Level 1 that are observable for the asset or liability, either directly or indirectly. These might include quoted prices for similar assets or liabilities in active markets, quoted prices for identical or similar assets or liabilities in markets that are not active, inputs other than quoted prices that are observable for the asset or liability (such as interest rates, volatilities, prepayment speeds, credit risks, etc.), or inputs that are derived principally from or corroborated by market data by correlation or other means.

Level 3 Inputs – Unobservable inputs for determining the fair values of assets or liabilities that reflect an entity’s own assumptions about the assumptions that market participants would use in pricing the assets or liabilities.

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of June 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
June 30, 2012
Recurring:
Securities available for sale:
Federal agencies	$24,223	$—	$—	$24,223
U.S. government sponsored entities and agencies	10,925	—	—	10,925
States and political subdivisions	—	32,532	1,956	34,488
Collateralized mortgage obligations	—	5,956	—	5,956
Mortgage-backed securities	—	462	—	462

Total available for sale	$35,148	$38,950	$1,956	$76,054

Nonrecurring:
Impaired loans	$—	$—	$10,109	$10,109
Other real estate owned	$—	$—	$987	$987

Impaired loans are reported net of a $597,000 allowance for loan losses.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Recurring:
Securities available for sale:
Federal agencies	$28,435	$—	$—	$28,435
U.S. government sponsored entities and agencies	22,956	—	—	22,956
States and political subdivisions	—	31,213	2,232	33,445
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	3,032	—	3,032

Total available for sale	$53,867	$34,245	$2,232	$90,344

Nonrecurring:
Impaired loans	$—	$—	$8,897	$8,897
Other real estate owned	$—	$—	$1,530	$1,530

Impaired loans are reported net of a $984,000 allowance for loan losses.

The following is a summary of activity of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the six month period ended June 30, 2012 (in thousands):

Balance at January 1, 2012	$2,232
Net maturities and calls	(240)
Transfers into Level 3	—
Purchases	—
Net unrealized losses included in other comprehensive income (loss)	(36)

Balance at June 30, 2012	1,956

NOTE H – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after June 30, 2012, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at June 30, 2012, have been recognized in the financial statements for the six month period ended June 30, 2012. Events or transactions that provided evidence about conditions that did not exist at June 30, 2012, but arose before the financial statements were issued, have not been recognized in the financial statements for the six month period ended June 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the consolidated financial condition and results of operations of the Company and its subsidiary, Southern Michigan Bank & Trust (SMB&T), as of June 30, 2012 and December 31, 2011, and for the three and six month periods ended June 30, 2012 and 2011. You should review the discussion in conjunction with the Company’s consolidated financial statements and related notes.

Executive Summary

Net income for the three and six month periods ended June 30, 2012 was $1,027,000 and $2,029,000, respectively, compared to $762,000 and $1,510,000, respectively, for the same periods in 2011. Earnings per share were $0.43 and $0.86, respectively, for the three and six month periods ended June 30, 2012 compared to $0.33 and $0.65, respectively, for the same periods in 2011. Return on average assets was 0.78% for the first six months of 2012 compared to 0.61% for the first six months of 2011. Return on average shareholders’ equity was 7.66% for the first six months of 2012 compared to 6.17% for the same period in 2011.

Total consolidated assets at June 30, 2012 were $503.9 million compared to $509.2 million at December 31, 2011. Loans, net of allowance for loan losses increased to $344.0 million at June 30, 2012 compared to $327.4 million at December 31, 2011. Conversely, cash and cash equivalents decreased $7.4 million and available-for-sale securities decreased $14.3 million during the same six month period. These decreases were used primarily to fund the aforementioned loan growth. Total deposits at June 30, 2012 were $417.5 million compared to $420.5 million at December 31, 2011. Total shareholders’ equity was $53.3 million at June 30, 2012 compared to $51.9 million at December 31, 2011.

Results of Operations

Net Interest Income

The Company derives the greatest portion of its income from net interest income. Net interest margin for the six month period ended June 30, 2012 was 3.74% compared to 3.53% for the same period of 2011, an increase of 21 basis points. Average loan balances for the first six months of 2012 increased $29.2 million compared to the same period of 2011, while the average balance in the lower yielding federal funds sold and other decreased $13.0 million. Comparing the first six months of 2012 to the first six months of 2011, loan volume was up, resulting in higher interest income, while asset yields were down. This reduction in asset yields was offset as the Company was able to lower its cost of funds by 26 basis points during the six month period ended June 30, 2012 compared to the same period of 2011.

The following tables provide information regarding interest income and expense for the six-month periods ended June 30, 2012 and 2011, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 – Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):

	June 30, 2012			June 30, 2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$337,275	$9,172	5.44%	$308,030	$8,711	5.66%
Federal funds sold and other(6)	42,669	57	.27	55,639	98	.35
Taxable investment securities(4)	52,549	219	.83	55,170	309	1.12
Tax-exempt investment securities(1)	31,239	736	4.71	24,555	657	5.35

Total interest earning assets	463,732	10,184	4.39	443,394	9,775	4.41
Non-interest earning assets:
Cash and due from banks	10,998			11,472
Other assets(5)	47,525			48,337
Less allowance for loan losses	(5,220)			(5,538)

Total assets	$517,035			$497,665

Interest bearing liabilities:
Demand deposits	$191,808	255	.27%	$165,873	239	.29%
Savings deposits	54,771	12	.04	50,519	23	.09
Time deposits	114,382	981	1.72	133,377	1,385	2.08
Securities sold under agreements to repurchase and federal funds purchased	16,617	18	.22	16,262	25	.31
Other borrowings	7,619	161	4.23	9,337	206	4.41
Subordinated debentures	5,155	83	3.22	5,155	76	2.95

Total interest bearing liabilities	390,352	1,510	.77	380,523	1,954	1.03
Non-interest bearing liabilities:
Demand deposits	68,386			63,212
Other	3,867			3,594
Common stock subject to repurchase obligation	1,470			1,390
Shareholders’ equity	52,960			48,946

Total liabilities and shareholders’ equity	$517,035			$497,665

Net interest income		$8,674			$7,821

Interest rate spread			3.62%			3.38%

Net yield on interest earning assets			3.74%			3.53%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $248,000 and $32,000, respectively, for 2012 and $223,000 and $7,000, respectively, for 2011.
(2)	Average balance includes average non-accrual loan balances of $5,958,000 in 2012 and $5,919,000 in 2011.
(3)	Interest income includes loan fees of $131,000 in 2012 and $106,000 in 2011.
(4)	Average balance includes average unrealized gain of $1,376,000 in 2012 and $349,000 in 2011 on available for sale securities.
(5)	Includes $14,925,000 in 2012 and $15,352,000 in 2011 relating to goodwill and other intangible assets.
(6)	Includes $41,829,000 in 2012 and $52,363,000 in 2011 of federal reserve deposit accounts.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)

	Six Months Ended June 30 2012 Over 2011 Increase (Decrease) Due To			Six Months Ended June 30 2011 Over 2010 Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest income on:
Loans	$(343)	$804	$461	$(204)	$(544)	$(748)
Taxable securities	(76)	(14)	(90)	(190)	176	(14)
Tax-exempt securities	(85)	164	79	(32)	80	48
Federal funds sold	(21)	(20)	(41)	3	38	41

Total interest earning assets	$(525)	$934	$409	$(423)	$(250)	$(673)

Interest expense on:
Demand deposits	$(19)	$35	$16	$(51)	$34	$(17)
Savings deposits	(13)	2	(11)	(21)	3	(18)
Time deposits	(222)	(182)	(404)	(240)	(13)	(253)
Securities sold under agreements to repurchase and federal funds purchased	(8)	1	(7)	3	1	4
Other borrowings	(8)	(37)	(45)	53	(93)	(40)
Subordinated debentures	7	—	7	—	—	—

Total interest bearing liabilities	$(263)	$(181)	$(444)	$(256)	$(68)	$(324)

Net interest income	$(262)	$1,115	$853	$(167)	$(182)	$(349)

Tax equivalent net interest income increased $853,000, or 10.9%, in the first six months of 2012 compared to the same period in 2011. This was a result of a $1,115,000 net increase due to volume changes comparing the first six months of 2012 with the first six months of 2011 on a tax equivalent basis and a $262,000 net decrease due to rate changes for the comparable periods.

The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $280,000 and $230,000, respectively, for the six months ended June 30, 2012 and 2011. These adjustments were computed using a 34% federal income tax rate.

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

The provision for loan losses for the three and six month periods ended June 30, 2012 was $475,000 and $700,000, respectively, compared to a provision for loan losses in the three and six month periods of 2011 of $375,000 and $500,000, respectively.

The allowance for loan losses was 1.48% of total loans at June 30, 2012 compared to 1.63% at December 31, 2011 and 1.77% at June 30, 2011.

Charge-offs and recoveries for respective loan categories for the six months ended June 30, 2012 and 2011 were as follows (in thousands):

	June 30, 2012		June 30, 2011
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$746	$24	$446	$59
Residential real estate	239	17	346	12
Consumer	82	81	117	46

Total	$1,067	$122	$909	$117

Net charge-offs in the first six months of 2012 were $945,000, or 0.54%, of loans on an annualized basis. Net charge-offs in the first six months of 2011 were $792,000, or 0.52%, of loans on an annualized basis.

The Company had specific allowance reserves on impaired loans of $597,000 as of June 30, 2012 compared to $984,000 as of December 31, 2011 and $1,062,000 at June 30, 2011. Specific allowance reserves have been allocated where the fair values of loans were considered to be less than their carrying values. The Company obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to impaired loans as of June 30, 2012 were reasonable based on the circumstances surrounding each particular borrower.

Non-interest income

Non-interest income for the three month periods ended June 30, 2012 and 2011 was $1,700,000 and $1,577,000, respectively. Non-interest income for the six month periods ended June 30, 2012 and 2011 was $3,365,000 and $3,158,000, respectively, an increase of 6.6%.

Service charges on deposit accounts decreased $155,000, or 27.3%, in the second quarter of 2012 compared to the second quarter of 2011 and decreased $272,000 over the first six months of 2012 compared to the same period of 2011. The Company continues to experience lower volume of non-sufficient fund items as a result of changes made to its overdraft protection program in July 2010 and June 2011 to comply with regulatory guidance that became effective in August 2010 and July 2011, respectively. These changes have resulted in lower fee income.

Net gains on loan sales increased $271,000, or 132.2%, in the second quarter of 2012 compared to the second quarter of 2011 and increased $356,000, or 68.2%, over the first six months of 2012 compared to the same period of 2011. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgage loans are retained in the loan portfolio. Continued favorable mortgage rates contributed to the increase in net gains on loan sales.

ATM and debit card fee income increased $35,000, or 13.6%, in the second quarter of 2012 compared to the second quarter of 2011 and increased $72,000, or 14.6%, for the first six month of 2012 compared to the first six months of 2011. Increases are primarily due to increased volumes of approved transactions.

Non-interest expense

Non-interest expense for the three month period ended June 30, 2012 was $4,142,000 compared to $4,059,000 for the same period in 2011, an increase of $83,000, or 2.0%. Non-interest expense for the six month periods ended June 30, 2012 and 2011 was $8,424,000 and $8,350,000, respectively.

Occupancy costs decreased $59,000, or 17.6%, and $149,000, or 21.0%, respectively in the second quarter and first six months of 2012 as compared to the same periods of 2011. The Bank closed two branches in the second quarter of 2011 reducing occupancy costs.

Telecommunication expenses decreased $37,000, or 37.8% and $40,000, or 20.3%, respectively for the three and six month periods ended June 30, 2012 compared to the same periods of 2011. Branch closings in 2011, renegotiated circuit contracts and changes made based on recommendations from a telephone audit have all resulted in reduced telecommunication expense.

Professional and outside services increased $81,000, or 40.7% and $116,000, or 27.6%, respectively for the three and six month periods ended June 30, 2012 compared to the same periods of 2011. Legal fees relating to both collection of loans and new loans have increased year over year. SMB&T also incurred professional fees for software upgrades and a new loan documentation package during the first half of 2012.

FDIC assessment expense decreased $75,000 for the six month period ended June 30, 2012 compared to the same period in 2011 due to changes in the assessment formula which were effective April 1, 2011.

Expenses relating to OREO property increased $71,000, or 20.7% for the first six months of 2012 compared to the same period in 2011. OREO expenses include costs to carry OREO, such as property taxes, insurance and maintenance costs, fair value write-downs after the property is transferred to OREO and net gains/losses from the disposition of OREO. During the first half of 2012, costs to bring certain OREO properties up to salable standards and a few large property tax bills were incurred.

Federal income taxes

The Company had an income tax provision of $606,000 for the six months ended June 30, 2012 compared to $389,000 for the comparable period of 2011. The effective tax rate for the six month period ended June 30, 2012 was 23.0% compared to 20.5% for the comparable 2011 period. Tax-exempt income continues to have a positive impact on the Company’s tax provision and effective tax rate. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the federal income tax provision.

Financial Condition

Assets

Total assets at June 30, 2012 were $503.9 million, a decrease of $5.4 million compared to December 31, 2011. Securities available-for-sale totaled $76.1 million at June 30, 2012, a decrease of $14.3 million, or 15.8%, compared to December 31, 2011. Cash and cash equivalents decreased $7.4 million, or 17.6%, at June 30, 2012 compared to December 31, 2011. Gross loans totaled $349.2 million at June 30, 2012, an increase of $16.4 million, or 4.9%, as compared to December 31, 2011. Maturities of securities and cash decreases were used in the first six months of 2012 to fund loan growth.

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

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)

	6/30/12	12/31/11	6/30/11
Nonaccrual loans:
Commercial and commercial real estate	$4,230	$3,626	$3,971
Real estate mortgage	2,032	2,048	1,943
Consumer	35	29	39

	6,297	5,703	5,953

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	—	6	370
Real estate mortgage	—	—	212
Consumer	7	—	—

	7	6	582

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	2,381	1,933	1,959
Real estate mortgage	1,419	1,607	1,143
Consumer	—	—	—

	3,800	3,540	3,102

Total nonperforming loans	10,104	9,249	9,637
Other real estate	987	1,530	863

Total nonperforming assets	$11,091	$10,779	$10,500

Nonperforming loans to total loans	2.89%	2.78%	3.15%

Nonperforming assets to total assets	2.20%	2.12%	2.18%

The balance of TDR loans included in nonaccrual loans was $614,000 at June 30, 2012, $694,000 at December 31, 2011 and $1,628,000 at June 30, 2011.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At June 30, 2012, December 31, 2011 and June 30, 2011, the Company had loans of $10.7 million, $9.9 million and $10.2 million, respectively, which were considered impaired.

In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.

Liabilities

Deposits totaled $417.5 million at June 30, 2012, a decrease of $3.0 million, or 0.7%, from December 31, 2011. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth. A brokered deposit totaling $1.3 million matured and was paid off during June 2012.

Securities sold under agreements to repurchase decreased $3.9 million, or 21.4%, as of June 30, 2012 compared to December 31, 2011. The decrease represents fluctuations in customer balances.

Shareholders’ equity

Total shareholders’ equity amounted to $53.3 million at June 30, 2012, an increase of $1.4 million from December 31, 2011. The increase was primarily attributable to net income for the first six months of 2012, less dividends to shareholders.

The following table summarizes the Company’s consolidated regulatory capital ratios, as well as SMB&T’s, as of June 30, 2012 and December 31, 2011:

	June 30, 2012	December 31, 2011	Minimum Required for Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
Total risk-based capital ratio
Consolidated	13.7%	13.7%	8.0%	N/A
SMBT	13.6	13.7	8.0	10.0%
Tier 1 capital ratio
Consolidated	12.5	12.4	4.0	N/A
SMBT	12.3	12.4	4.0	6.0
Leverage ratio
Consolidated	9.0	8.6	4.0	N/A
SMBT	8.9	8.6	4.0	5.0

At June 30, 2012, SMB&T was categorized as well capitalized under applicable regulatory guidelines.

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

The Company’s balances in federal funds sold and short term interest bearing balances with banks aggregated $24.5 million at June 30, 2012, compared to $29.9 million at December 31, 2011 and $34.9 million at June 30, 2011. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Company’s principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T. The payment of dividends by SMB&T is subject to legal and regulatory restrictions. At June 30, 2012, using the most restrictive of these restrictions, the aggregate cash dividends that SMB&T could pay the Company without prior regulatory approval was approximately $8.3 million.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d – 15(e) under the Exchange Act) as of June 30, 2012. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the six months ended June 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN MICHIGAN BANCORP, INC.

Date: August 14, 2012	By:	/S/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: August 14, 2012	By:	/s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)