Form 10-Q
period 2012-09-30
SOUTHERN MICHIGAN BANCORP INC
filed 2012-11-14
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

(Mark One)

☒	Quarterly Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the quarterly period ended September 30, 2012

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

The number of shares outstanding of the Registrant’s Common Stock, $2.50 par value, as of November 14, 2012, was 2,376,017 shares.

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

SOUTHERN MICHIGAN BANCORP, INC.

UNAUDITED INTERIM FINANCIAL STATEMENTS

CONSOLIDATED BALANCE SHEETS (UNAUDITED)

(In thousands, except share data)

	September 30, 2012	December 31, 2011
ASSETS
Cash and cash equivalents	$44,085	$42,185
Federal funds sold	255	287
Securities available for sale	75,594	90,344
Loans held for sale	2,412	1,088
Loans, net of allowance for loan losses of $5,362 - 2012 ($5,412 - 2011)	345,126	327,392
Premises and equipment, net	12,328	12,546
Accrued interest receivable	2,527	2,148
Net cash surrender value of life insurance	10,562	10,312
Goodwill	13,422	13,422
Other intangible assets, net	1,422	1,666
Other assets	7,828	7,830

TOTAL ASSETS	$515,561	$509,220

LIABILITIES
Deposits:
Non-interest bearing	$70,853	$61,930
Interest bearing	360,132	358,581

Total deposits	430,985	420,511
Securities sold under agreements to repurchase and overnight borrowings	16,331	18,074
Accrued expenses and other liabilities	4,803	4,568
Other borrowings	2,294	7,751
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, shares outstanding – 121,181 in 2012 (115,170 shares in 2011)	1,666	1,296

Total liabilities	461,234	457,355

SHAREHOLDERS’ EQUITY
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized - 4,000,000 shares
Issued – 2,375,642 shares in 2012 (2,358,599 shares in 2011)
Outstanding (other than ESOP shares) – 2,254,461 shares in 2012 (2,243,429 shares in 2011)	5,636	5,609
Additional paid-in capital	18,021	18,278
Retained earnings	30,164	27,576
Accumulated other comprehensive income, net	575	571
Unearned Employee Stock Ownership Plan shares	(69)	(169)

Total shareholders’ equity	54,327	51,865

TOTAL LIABILITIES AND SHAREHOLDERS’ EQUITY	$515,561	$509,220

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Interest income:
Loans, including fees	$4,679	$4,444	$13,819	$13,148
Securities:
Taxable	120	164	339	473
Tax-exempt	238	237	726	671
Other	20	31	77	129

Total interest income	5,057	4,876	14,961	14,421

Interest expense:
Deposits	554	771	1,802	2,418
Other	119	146	381	453

Total interest expense	673	917	2,183	2,871

Net interest income	4,384	3,959	12,778	11,550
Provision for loan losses	350	375	1,050	875

Net interest income after provision for loan losses	4,034	3,584	11,728	10,675

Non-interest income:
Service charges on deposit accounts	449	489	1,256	1,568
Trust fees	276	284	837	852
Net gains on security calls and sales	—	2	3	4
Net gains on loan sales	519	309	1,397	831
Earnings on life insurance assets	82	87	250	251
Brokerage income	53	76	156	170
ATM and debit card fee income	289	263	853	755
Other	137	134	418	371

Total non-interest income	1,805	1,644	5,170	4,802

Non-interest expense:
Salaries and employee benefits	2,492	2,310	7,180	7,051
Occupancy, net	237	230	797	939
Equipment	197	158	606	565
Printing, postage and supplies	104	139	348	382
Telecommunication expenses	55	74	212	271
Professional and outside services	309	253	845	673
FDIC assessments	94	101	294	376
Software maintenance	125	110	356	325
Amortization of other intangibles	82	85	244	254
Expenses relating to OREO property	74	72	276	203
ATM expenses	108	93	318	267
Other	440	468	1,265	1,137

Total non-interest expense	4,317	4,093	12,741	12,443

INCOME BEFORE INCOME TAXES	1,522	1,135	4,157	3,034
Federal income tax provision	368	248	974	637

NET INCOME	$1,154	$887	$3,183	$2,397

Basic Earnings Per Common Share	$0.49	$0.38	$1.35	$1.03

Diluted Earnings Per Common Share	0.49	0.38	1.34	1.03

Dividends Declared Per Common Share	0.09	0.05	0.25	0.15

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (Unaudited)

(In thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
NET INCOME	$1,154	$887	$3,183	$2,397

OTHER COMPREHENSIVE INCOME (LOSS)
Unrealized gain on available for sale securities	41	490	8	1,260
Reclassification adjustments for net realized gains included in net income	—	(2)	(3)	(4)

	41	488	5	1,256
Income tax effect	14	166	1	427

Other comprehensive income	27	322	4	829

TOTAL COMPREHENSIVE INCOME	$1,181	$1,209	$3,187	$3,226

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

For the Nine Months Ended September 30, 2012 and 2011

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2011	$5,583	$18,033	$24,692	$(168)	$(297)	$47,843

Net income			2,397			2,397
Net change in other comprehensive income items				829		829
Cash dividends declared - $.15 per share			(353)			(353)
Issuance of restricted stock (18,525 shares of common stock at $12.70 per share)	46	(46)				—
Vesting of restricted stock		72				72
Forfeiture of restricted stock (643 shares)	(2)	2				—
Change in common stock subject to repurchase	(11)	66				55
Reduction of ESOP obligation					95	95
Stock option expense		46				46

Balance at September 30, 2011	$5,616	$18,173	$26,736	$661	$(202)	$50,984

Balance at January 1, 2012	$5,609	$18,278	$27,576	$571	$(169)	$51,865

Net income			3,183			3,183
Net change in other comprehensive income items				4		4
Cash dividends declared - $.25 per share			(595)			(595)
Vesting of restricted stock		116				116
Forfeiture of restricted stock (1,082 shares)	(3)	3				—
Change in common stock subject to repurchase	(15)	(355)				(370)
Issuance of restricted stock (18,125 shares of common stock at $11.20)	45	(45)				—
Reduction of ESOP obligation					100	100
Stock option expense		24				24

Balance at September 30, 2012	$5,636	$18,021	$30,164	$575	$(69)	$54,327

See accompanying notes to interim consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

(Dollars in thousands)

	Nine Months Ended September 30,
	2012	2011
Operating Activities
Net income	$3,183	$2,397
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,050	875
Depreciation	698	654
Net amortization of investment securities	211	335
Loans originated for sale	(49,123)	(27,706)
Proceeds on loans sold	49,196	30,244
Net gains on loan sales	(1,397)	(831)
Stock option and restricted stock grant compensation expense	140	118
Net gains on security calls	(3)	(4)
Net loss on other real estate owned sales	101	136
Amortization of other intangible assets	244	254
Net loss on disposal of equipment	11	8
Net change in obligation under ESOP	100	95
Net change in:
Accrued interest receivable	(379)	(309)
Cash surrender value of life insurance	(250)	(251)
Other assets	(113)	988
Accrued expenses and other liabilities	186	(521)

Net cash from operating activities	3,855	6,482

Investing Activities
Activity in available for sale securities:
Proceeds from maturities and calls	28,103	28,503
Purchases	(13,556)	(54,240)
Net change in federal funds sold	32	10
Loan originations and payments, net	(20,270)	(5,925)
Proceeds on other real estate owned sales	1,499	559
Proceeds from sale of equipment	37	57
Additions to premises and equipment	(528)	(618)

Net cash from investing activities	(4,683)	(31,654)

Financing Activities
Net change in deposits	10,474	19,360
Net change in securities sold under agreements to repurchase and overnight borrowings	(1,743)	1,139
Repayments of other borrowings	(5,457)	(1,584)
Cash dividends paid	(546)	(352)

Net cash from financing activities	2,728	18,563

Net change in cash and cash equivalents	1,900	(6,609)
Beginning cash and cash equivalents	42,185	78,833

Ending cash and cash equivalents	$44,085	$72,224

Cash paid for interest	$2,195	$2,913
Cash paid for income taxes	765	350
Transfers from loans to other real estate owned	1,486	652

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

The accompanying unaudited consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America for interim financial information and with the instructions for Form 10-Q and Rule 8-03 of Regulation S-X. Accordingly, they do not include all of the information and footnotes required by accounting principles generally accepted in the United States of America for complete financial statements. In the opinion of management, all adjustments considered necessary in order to make the financial statements not misleading have been included. Operating results for the nine months ended September 30, 2012 are not necessarily indicative of the results that may be expected for the year ending December 31, 2012.

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

A reconciliation of the numerators and denominators of basic and diluted earnings per share for the three and nine month periods ended September 30, 2012 and 2011 is as follows (dollars in thousands, except per share data):

	Three Months Ended September 30, 2012	Three Months Ended September 30, 2011	Nine Months Ended September 30, 2012	Nine Months Ended September 30, 2011
Basic earnings per share:
Net income	$1,154	$887	$3,183	$2,397

Weighted average common shares outstanding	2,375,915	2,358,599	2,374,484	2,347,655

Less unallocated ESOP shares	10,581	19,692	12,942	21,911

Weighted average common shares outstanding for basic earnings per share	2,365,334	2,338,907	2,361,542	2,325,744

Basic earnings per share	$0.49	$0.38	$1.35	$1.03

Diluted earnings per share:
Net income	$1,154	$887	$3,183	$2,397

Weighted average common shares outstanding for basic earnings per share	2,365,334	2,338,907	2,361,542	2,325,744

Add: Dilutive effect of assumed exercise of stock options	6,675	4,427	5,883	4,519

Weighted average common and dilutive potential common shares outstanding	2,372,009	2,343,334	2,367,425	2,330,263

Diluted earnings per share	$0.49	$0.38	$1.34	$1.03

Stock option awards that were anti-dilutive, and therefore not included in the computation of diluted earnings per share, were as follows: 191,166 and 199,961 as of September 30, 2012 and 2011, respectively.

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

The following is an analysis of the allowance for loan losses by portfolio segment and based on impairment method as of and for the nine month periods ended September 30, 2012 and 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
September 30, 2012:
Balance at January 1	$4,039	$68	$1,155	$150	$5,412
Provision for loan losses	765	6	253	26	1,050
Loans charged off	(946)	(19)	(281)	(29)	(1,275)
Recoveries	137	18	9	11	175

Balance at September 30	$3,995	$73	$1,136	$158	$5,362

Ending balance individually evaluated for impairment	$561	—	$185	—	$746

Ending balance collectively evaluated for impairment	3,434	73	951	158	4,616

Total	$3,995	$73	$1,136	$158	$5,362

September 30, 2011:
Balance at January 1	$4,239	$87	$1,211	$157	$5,694
Provision for loan losses	379	29	368	99	875
Loans charged off	(699)	(58)	(457)	(105)	(1,319)
Recoveries	118	17	9	4	148

Balance at September 30	$4,037	$75	$1,131	$155	$5,398

Ending balance individually evaluated for impairment	$749	—	$190	—	$939

Ending balance collectively evaluated for impairment	$3,288	$75	$941	$155	$4,459

Total	$4,037	$75	$1,131	$155	$5,398

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $94,000 and $98,000, respectively, for the nine months ended September 30, 2012 and $130,000 and $55,000, respectively, for the nine months ended September 30, 2011.

The following is a summary of the recorded investment in loans, by portfolio segment and based on impairment method, as of September 30, 2012 and December 31, 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
September 30, 2012:
Ending balance individually evaluated for impairment	$6,606	$35	$2,846	$131	$9,618

Ending balance collectively evaluated for impairment	255,778	8,259	64,394	12,439	340,870

Total loans	$262,384	$8,294	$67,240	$12,570	$350,488

December 31, 2011:
Ending balance individually evaluated for impairment	$6,440	$29	$3,326	$86	$9,881

Ending balance collectively evaluated for impairment	237,263	7,800	64,927	12,933	322,923

Total loans	$243,703	$7,829	$68,253	$13,019	$332,804

The following tables present loans individually evaluated for impairment by class of loans as of September 30, 2012 and December 31, 2011 (in thousands):

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
September 30, 2012:

With no related allowance recorded:
Commercial	$690	$—
Real estate - commercial	2,666	—
Real estate - construction	82	—
Consumer	35	—
Real estate mortgage	1,667	—

With an allowance recorded:
Commercial	435	40
Real estate - commercial	1,561	131
Real estate - construction	189	161
Consumer	—	—
Real estate mortgage	2,293	414

Total	$9,618	$746

	Unpaid Principal Balance	Allowance for Loan Losses Allocated
December 31, 2011:

With no related allowance recorded:
Commercial	$135	$—
Real estate - commercial	2,649	—
Real estate - construction	232	—
Consumer	29	—
Real estate mortgage	2,485	—

With an allowance recorded:
Commercial	744	26
Real estate - commercial	1,403	490
Real estate - construction	—	—
Consumer	—	—
Real estate mortgage	2,204	468

Total	$9,881	$984

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of September 30, 2012 and December 31, 2011 by class of loans (in thousands):

	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non- Accrual	Loans Not Past Due or Non- Accrual	Total
September 30, 2012:

Commercial	$—	$—	$151	$151	$623	$79,488	$80,262
Real estate - commercial	32	508	—	540	2,145	152,831	155,516
Real estate - construction	171	—	26	197	271	16,485	16,953
Consumer	22	7	7	36	35	8,564	8,635
Real estate mortgage	862	57	12	931	2,303	85,888	89,122

Total	$1,087	$572	$196	$1,855	$5,377	$343,256	$350,488

December 31, 2011:

Commercial	$182	$120	$6	$308	$413	$69,335	$70,056
Real estate - commercial	538	144	—	682	2,982	147,165	150,829
Real estate - construction	—	—	—	—	231	12,248	12,479
Consumer	22	4	—	26	29	8,112	8,167
Real estate mortgage	1,476	780	—	2,256	2,048	86,969	91,273

Total	$2,218	$1,048	$6	$3,272	$5,703	$323,829	$332,804

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

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of September 30, 2012 and the amount of specific reserves in the allowance for loan losses relating to the TDRs (in thousands):

	Number of Loans	Amount	Specific Reserves Allocated
September 30, 2012

Commercial	6	$776	$40
Real estate - commercial	6	2,107	131
Real estate - construction	—	—	—
Real estate - mortgage	16	1,414	101
Consumer	—	—	—

Total	28	$4,297	$272

The following summarizes the number and volume of loans the Company classified as TDRs during the first nine months of 2012 (in thousands):

	Number of Loans Added	Amount	Specific Reserves Allocated
September 30, 2012

Commercial	1	$107	$—
Real estate - commercial	—	—	—
Real estate - construction	—	—	—
Real estate - mortgage	1	11	1
Consumer	—	—	—

Total	2	$118	$1

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

As of September 30, 2012 and December 31, 2011, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total
September 30, 2012

Commercial	$71,349	$7,736	$1,177	$—	$—	$80,262
Real estate - commercial	135,906	11,104	6,208	—	2,298	155,516
Real estate - construction	9,998	2,365	361	—	4,229	16,953
Real estate - mortgage	8,185	2,514	2,634	—	75,789	89,122
Consumer	—	—	—	—	8,635	8,635

Total	$225,438	$23,719	$10,380	$—	$90,951	$350,488

December 31, 2011

Commercial	$59,492	$5,855	$4,709	$—	$—	$70,056
Real estate - commercial	128,405	14,681	7,437	—	306	150,829
Real estate - construction	5,547	2,542	520	—	3,870	12,479
Real estate - mortgage	7,399	3,177	2,743	—	77,954	91,273
Consumer	—	—	—	—	8,167	8,167

Total	$200,843	$26,255	$15,409	$—	$90,297	$332,804

NOTE E – STOCK OPTIONS

Shareholders of the Company approved a stock option plan in April 2000 and a stock incentive plan in June 2005. The plans authorized the Company to issue up to 115,500 and 157,500 shares, respectively. In May 2008, shareholders of the Company ratified amendments to the Stock Incentive Plan of 2005, which among other things increased the authorized shares for issuance from 157,500 to 300,000. On March 20, 2010, the April 2000 stock option plan terminated. As of September 30, 2012, there were 58,342 shares available for future issuance under the 2005 plan.

A summary of stock option activity is as follows for the nine months ended September 30, 2012:

	Shares	Weighted Average Price
Outstanding at beginning of year	221,026	$21.06
Granted	7,875	11.20
Exercised	—	—
Forfeited	(1,820)	12.21

Outstanding at September 30, 2012	227,081	$20.77

Options exercisable at September 30, 2012	211,731	$21.41

The fair value of each option award is estimated on the date of grant using a Black-Scholes option valuation model that uses the weighted average assumptions noted in the following table. The expected volatility and life assumptions are based on historical experience. The interest rate is based on the U.S. Treasury yield curve and the dividend assumption is based on the Company’s history and expected dividend payouts. Following are the assumptions used in calculating the fair value of the options issued during the nine months ended September 30, 2012:

Dividend yield	2.93%
Expected life	8 years
Expected volatility	22.84%
Risk-free interest rate	0.26%
Weighted average fair value of options granted during 2012	$1.59

The Company recorded compensation expense of $24,000 and $46,000, respectively, related to stock options during the nine month periods ended September 30, 2012 and 2011.

Restricted Stock – Shares of restricted stock may also be granted under the Stock Incentive Plan of 2005. Compensation expense is recognized over the vesting period of the shares based on the fair value of the shares on the grant date. All shares of restricted stock issued and outstanding vest 20% per year over five years. Compensation expense related to the award of shares of restricted stock was $116,000 and $72,000, respectively, during the nine months ended September 30, 2012 and 2011. As of September 30, 2012, there was $454,000 of total unrecognized compensation expense related to non-vested shares of restricted stock granted under the plan, which is expected to be recognized over a weighted average period of 3.4 years.

A summary of restricted stock activity is as follows for the nine months ended September 30, 2012:

	Shares	Weighted Average Grant Date Fair Value
Nonvested at January 1, 2012	41,309	$11.33
Granted	18,125	11.20
Vested	(11,809)	11.70
Forfeited	(1,082)	11.50

Nonvested at September 30, 2012	46,543	$11.18

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

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at September 30, 2012 or December 31, 2011, the estimated fair values would have been realized. Fair values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at September 30, 2012 and December 31, 2011, should not be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments are as follows (in thousands):

	September 30, 2012		December 31, 2011
	Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	$44,085	$44,085	$42,185	$42,185
Federal funds sold	255	255	287	287
Securities available for sale	75,594	75,594	90,344	90,344
Loans held for sale	2,412	2,412	1,088	1,088
Loans, net of allowance for loan losses	345,126	349,479	327,392	333,283
Accrued interest receivable	2,527	2,527	2,148	2,148

Financial liabilities:
Deposits	$(430,985)	$(432,374)	$(420,511)	$(422,493)
Securities sold under agreements to repurchase and overnight borrowings	(16,331)	(16,331)	(18,074)	(18,074)
Other borrowings	(2,294)	(2,314)	(7,751)	(7,860)
Subordinated debentures	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	(119)	(119)	(131)	(131)

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

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of September 30, 2012 and December 31, 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
September 30, 2012
Recurring:
Securities available for sale:
Federal agencies	$24,108	$—	$—	$24,108
U.S. government sponsored entities and agencies	10,914	—	—	10,914
States and political subdivisions	—	32,790	1,757	34,547
Collateralized mortgage obligations	—	5,583	—	5,583
Mortgage-backed securities	—	442	—	442

Total available for sale	$35,022	$38,815	$1,757	$75,594

Nonrecurring:
Impaired loans	$—	$—	$8,872	$8,872
Other real estate owned	$—	$—	$1,493	$1,493

Impaired loans are reported net of a $746,000 allowance for loan losses.

	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value
December 31, 2011
Recurring:
Securities available for sale:
Federal agencies	$28,435	$—	$—	$28,435
U.S. government sponsored entities and agencies	22,956	—	—	22,956
States and political subdivisions	—	31,213	2,232	33,445
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	3,032	—	3,032

Total available for sale	$53,867	$34,245	$2,232	$90,344

Nonrecurring:
Impaired loans	$—	$—	$8,897	$8,897
Other real estate owned	$—	$—	$1,530	$1,530

Impaired loans are reported net of a $984,000 allowance for loan losses.

The following is a summary of activity of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the nine month period ended September 30, 2012 (in thousands):

Balance at January 1, 2012	$2,232
Net maturities and calls	(449)
Transfers into Level 3	—
Purchases	—
Net unrealized losses included in other comprehensive income (loss)	(26)

Balance at September 30, 2012	$1,757

NOTE H – SUBSEQUENT EVENTS

Management evaluated subsequent events through the date the financial statements were issued. Events or transactions occurring after September 30, 2012, but prior to when the financial statements were issued, that provided additional evidence about conditions that existed at September 30, 2012, have been recognized in the financial statements for the nine month period ended September 30, 2012. Events or transactions that provided evidence about conditions that did not exist at September 30, 2012, but arose before the financial statements were issued, have not been recognized in the financial statements for the nine month period ended September 30, 2012.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides information about the consolidated financial condition and results of operations of the Company and SMB&T, as of September 30, 2012 and December 31, 2011, and for the three and nine month periods ended September 30, 2012 and 2011. You should review the discussion in conjunction with the Company’s consolidated financial statements and related notes.

Executive Summary

Net income for the three and nine month periods ended September 30, 2012 was $1,154,000 and $3,183,000, respectively, compared to $887,000 and $2,397,000, respectively, for the same periods in 2011. Diluted earnings per share were $0.49 and $1.34, respectively, for the three and nine month periods ended September 30, 2012 compared to $0.38 and $1.03, respectively, for the same periods in 2011. Return on average assets was 0.82% for the first nine months of 2012 compared to 0.64% for the first nine months of 2011. Return on average shareholders’ equity was 7.94% for the first nine months of 2012 compared to 6.46% for the same period in 2011.

Total consolidated assets at September 30, 2012 were $515.6 million compared to $509.2 million at December 31, 2011. Loans, net of allowance for loan losses increased to $345.1 million at September 30, 2012 compared to $327.4 million at December 31, 2011. Conversely, available-for-sale securities decreased $14.8 million during the same nine month period to $75.6 million at September 30, 2012. The decrease was used primarily to fund the aforementioned loan growth. Total deposits at September 30, 2012 were $431.0 million compared to $420.5 million at December 31, 2011. Total shareholders’ equity was $54.3 million at September 30, 2012 compared to $51.9 million at December 31, 2011.

Suspension of Reporting Obligations

The Jumpstart our Business Startups Act or JOBS Act signed into law April 5, 2012 allows community bank holding companies to suspend reporting obligations with the Securities and Exchange Commission if they have fewer than 1,200 registered shareholders, compared to 300 shareholders before the law was passed. After careful consideration and analysis, the Board of Directors has determined that it is in the best interest of our shareholders for the Company to suspend its reporting obligations under the Securities Exchange Act of 1934 and discontinue reporting to the SEC. We anticipate expense savings from eliminated costs associated with SEC filings, professional fees, etc. to be $150,000 or more annually. The process of suspending reporting obligations is relatively straightforward and we anticipate that we will suspend our reporting obligations effective on or about January 1, 2013, although we will still be required to file our Annual Report on Form 10-K for the year ended December 31, 2012 with the SEC.

Results of Operations

Net Interest Income

The Company derives the greatest portion of its income from net interest income. Net interest margin for the nine month period ended September 30, 2012 was 3.81% compared to 3.57% for the same period of 2011, an increase of 24 basis points. Average loan balances for the first nine months of 2012 increased $32.6 million compared to the same period of 2011, while the average balance in the lower yielding federal funds sold and other decreased $14.4 million. Comparing the first nine months of 2012 to the first nine months of 2011, loan volume was up, resulting in higher interest income, while asset yields were down. This reduction in asset yields was offset as the Company was able to lower its cost of funds by 26 basis points during the nine month period ended September 30, 2012 compared to the same period of 2011.

The following tables provide information regarding interest income and expense for the nine-month periods ended September 30, 2012 and 2011, respectively. Table 1 shows the year-to-date daily average balances for interest earning assets and interest bearing liabilities, interest earned or paid, and the annualized effective rate. Table 2 shows the effect on interest income and expense of changes in volume and interest rates on a tax equivalent basis.

Table 1 – Average Balances and Tax Equivalent Interest Rates

(Dollars in Thousands):

	September 30, 2012			September 30, 2011
	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$341,215	$13,871	5.42%	$308,566	$13,159	5.69%
Federal funds sold and other(6)	40,044	77	.26	54,401	129	.32
Taxable investment securities(4)	49,548	339	.91	55,708	473	1.13
Tax-exempt investment securities(1)	31,716	1,096	4.61	25,869	1,016	5.24

Total interest earning assets	462,523	15,383	4.43	444,544	14,777	4.43

Non-interest earning assets:
Cash and due from banks	11,008			11,271
Other assets(5)	47,539			48,199
Less allowance for loan losses	(5,197)			(5,464)

Total assets	$515,873			$498,550

Interest bearing liabilities:
Demand deposits	$192,886	380	.26%	$169,122	373	.29%
Savings deposits	54,909	18	.04	50,652	34	.09
Time deposits	111,605	1,404	1.68	130,316	2,011	2.06
Securities sold under agreements to repurchase and federal funds purchased	16,759	28	.22	15,331	37	.32
Other borrowings	6,812	229	4.48	9,092	302	4.43
Subordinated debentures	5,155	124	3.21	5,155	114	2.95

Total interest bearing liabilities	388,126	2,183	.75	379,668	2,871	1.01

Non-interest bearing liabilities:
Demand deposits	69,024			64,251
Other	3,797			3,793
Common stock subject to repurchase obligation	1,481			1,371
Shareholders’ equity	53,445			49,467

Total liabilities and shareholders’ equity	$515,873			$498,550

Net interest income		$13,200			$11,906

Interest rate spread			3.68%			3.42%

Net yield on interest earning assets			3.81%			3.57%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $370,000 and $52,000, respectively, for 2012 and $345,000 and $11,000, respectively, for 2011.
(2)	Average balance includes average non-accrual loan balances of $5,922,000 in 2012 and $6,092,000 in 2011.
(3)	Interest income includes loan fees of $204,000 in 2012 and $385,000 in 2011.
(4)	Average balance includes average unrealized gain of $1,374,000 in 2012 and $569,000 in 2011 on available for sale securities.
(5)	Includes $14,976,000 in 2012 and $15,310,000 in 2011 relating to goodwill and other intangible assets.
(6)	Includes $39,188,000 in 2012 and $51,666,000 in 2011 of federal reserve deposit accounts.

Table 2 – Changes in Tax-Equivalent Net Interest Income

(Dollars in Thousands)

	Nine Months Ended September 30 2012 Over 2011 Increase (Decrease) Due To			Nine Months Ended September 30 2011 Over 2010 Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net
Interest income on:
Loans	$(635)	$1,347	$712	$(393)	$(724)	$(1,117)
Taxable securities	(85)	(49)	(134)	(264)	263	(1)
Tax-exempt securities	(132)	212	80	(59)	197	138
Federal funds sold	(22)	(30)	(52)	(7)	37	30

Total interest earning assets	$(874)	$1,480	$606	$(723)	$(227)	$(950)

Interest expense on:
Demand deposits	$(42)	$49	$7	$(69)	$56	$(13)
Savings deposits	(19)	3	(16)	(27)	3	(24)
Time deposits	(342)	(265)	(607)	(320)	(88)	(408)
Securities sold under agreements to repurchase and federal funds purchased	(12)	3	(9)	4	(2)	2
Other borrowings	4	(77)	(73)	55	(115)	(60)
Subordinated debentures	10	—	10	(4)	—	(4)

Total interest bearing liabilities	$(401)	$(287)	$(688)	$(361)	$(146)	$(507)

Net interest income	$(473)	$1,767	$1,294	$(362)	$(81)	$(443)

Tax equivalent net interest income increased $1,294,000, or 10.9%, in the first nine months of 2012 compared to the same period in 2011. This was a result of a $1,767,000 net increase due to volume changes comparing the first nine months of 2012 with the first nine months of 2011 on a tax equivalent basis and a $473,000 net decrease due to rate changes for the comparable periods.

The presentation of net interest income on a tax equivalent basis is not in accordance with generally accepted accounting principles (“GAAP”), but is customary in the banking industry. This non-GAAP measure ensures comparability of net interest income arising from both taxable and tax-exempt loans and investment securities. The adjustments to determine net interest income on a tax equivalent basis were $422,000 and $356,000, respectively, for the nine months ended September 30, 2012 and 2011. These adjustments were computed using a 34% federal income tax rate.

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

The provision for loan losses for the three and nine month periods ended September 30, 2012 was $350,000 and $1,050,000, respectively, compared to a provision for loan losses in the same periods of 2011 of $375,000 and $875,000, respectively.

The allowance for loan losses was 1.53% of total loans at September 30, 2012 compared to 1.63% at December 31, 2011 and 1.72% at September 30, 2011.

Charge-offs and recoveries for respective loan categories for the nine months ended September 30, 2012 and 2011 were as follows (in thousands):

	September 30, 2012		September 30, 2011
	Charge-offs	Recoveries	Charge-offs	Recoveries
Commercial	$851	$39	$570	$63
Residential real estate	311	20	562	13
Consumer	113	116	187	72

Total	$1,275	$175	$1,319	$148

Net charge-offs in the first nine months of 2012 were $1,100,000, or 0.42%, of loans on an annualized basis. Net charge-offs in the first nine months of 2011 were $1,171,000, or 0.47%, of loans on an annualized basis.

The Company had specific allowance reserves on impaired loans of $746,000 as of September 30, 2012 compared to $984,000 as of December 31, 2011 and $939,000 at September 30, 2011. Specific allowance reserves have been allocated where the fair values of loans were considered to be less than their carrying values. The Company obtains valuations on collateral dependent loans when the loan is considered by management to be impaired and uses the valuation amounts in the determination of fair value. Management believes the specific reserves allocated to impaired loans as of September 30, 2012 are reasonable based on the circumstances surrounding each particular borrower.

Non-interest income

Non-interest income for the three month periods ended September 30, 2012 and 2011 was $1,805,000 and $1,644,000, respectively. Non-interest income for the nine month periods ended September 30, 2012 and 2011 was $5,170,000 and $4,802,000, respectively, an increase of 7.7%.

Service charges on deposit accounts decreased $40,000, or 8.2%, in the third quarter of 2012 compared to the third quarter of 2011 and decreased $312,000, or 19.9%, over the first nine months of 2012 compared to the same period of 2011. The Company continues to experience lower volume of non-sufficient fund items as a result of changes made to its overdraft protection program in July 2010 and June 2011 to comply with regulatory guidance that became effective in August 2010 and July 2011, respectively. These changes have resulted in lower fee income.

Net gains on loan sales increased $210,000, or 68.0%, in the third quarter of 2012 compared to the third quarter of 2011 and increased $566,000, or 68.1%, over the first nine months of 2012 compared to the same period of 2011. Fixed rate long term residential mortgages are generally sold in the secondary market, while adjustable rate mortgage loans are retained in the loan portfolio. Continued favorable mortgage rates contributed to the increase in net gains on loan sales.

ATM and debit card fee income increased $26,000, or 9.9%, in the third quarter of 2012 compared to the third quarter of 2011 and increased $98,000, or 13.0%, for the first nine month of 2012 compared to the first nine months of 2011. Increases are primarily due to increased volumes of approved transactions.

Non-interest expense

Non-interest expense for the three month period ended September 30, 2012 was $4,317,000 compared to $4,093,000 for the same period in 2011, an increase of $224,000, or 5.5%. Non-interest expense for the nine month periods ended September 30, 2012 and 2011 was $12,741,000 and $12,443,000, respectively.

Occupancy costs increased $7,000, or 3.0%, and decreased $142,000, or 15.1%, respectively, in the third quarter and first nine months of 2012 as compared to the same periods of 2011. The Bank closed two branches in the second quarter of 2011 reducing occupancy costs. Cost savings relating to the closures began in the third quarter of 2011 resulting in similar occupancy costs for the third quarters of 2012 and 2011.

Telecommunication expenses decreased $19,000, or 25.7% and $59,000, or 21.8%, respectively, for the three and nine month periods ended September 30, 2012 compared to the same periods of 2011. Branch closings in 2011, renegotiated circuit contracts and changes made based on recommendations from a telephone audit have all resulted in reduced telecommunication expense.

Professional and outside services increased $56,000, or 22.1% and $172,000, or 25.6%, respectively for the three and nine month periods ended September 30, 2012 compared to the same periods of 2011. Legal fees relating to both collection of loans and new loans have increased year over year. SMB&T also incurred professional fees for software upgrades, computer consulting services and a new loan documentation package during the nine month period ended September 30, 2012.

FDIC assessment expense decreased $82,000, or 21.8% for the nine month period ended September 30, 2012 compared to the same period in 2011 due to changes in the assessment formula which were effective April 1, 2011.

Expenses relating to OREO property increased $73,000, or 36.0% for the first nine months of 2012 compared to the same period in 2011. OREO expenses include costs to carry OREO, such as property taxes, insurance and maintenance costs, fair value write-downs after the property is transferred to OREO and net gains/losses from the disposition of OREO. During the nine month period ended September 30, 2012, SMB&T incurred costs to bring certain OREO properties up to salable standards, as well as fair value write downs and a few large property tax bills.

Federal income taxes

The Company had an income tax provision of $974,000 for the nine months ended September 30, 2012 compared to $637,000 for the comparable period of 2011. The effective tax rate for the nine month period ended September 30, 2012 was 23.4% compared to 21.0% for the comparable 2011 period. Tax-exempt income continues to have a positive impact on the Company’s tax provision and effective tax rate. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such investments. This resulted in a lower effective tax rate and reduced the Company’s federal income tax provision.

Financial Condition

Assets

Total assets at September 30, 2012 were $515.6 million, an increase of $6.4 million compared to December 31, 2011. Securities available-for-sale totaled $75.6 million at September 30, 2012, a decrease of $14.8 million, or 16.3%, compared to December 31, 2011. Gross loans totaled $350.5 million at September 30, 2012, an increase of $17.7 million, or 5.3%, as compared to December 31, 2011. Proceeds from maturing securities were used in the first nine months of 2012 to fund loan growth.

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

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

(Dollars in thousands)

	9/30/12	12/31/11	9/30/11
Nonaccrual loans:
Commercial and commercial real estate	$3,635	$3,626	$4,317
Real estate mortgage	1,706	2,048	1,847
Consumer	35	29	39

	5,377	5,703	6,203

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	184	6	27
Real estate mortgage	12	—	—
Consumer	—	—	—

	196	6	27

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	2,363	1,933	1,946
Real estate mortgage	1,270	1,607	1,317
Consumer	—	—	—

	3,633	3,540	3,263

Total nonperforming loans	9,206	9,249	9,493
Other real estate	1,493	1,530	1,233

Total nonperforming assets	$10,699	$10,779	$10,726

Nonperforming loans to total loans	2.63%	2.78%	3.03%

Nonperforming assets to total assets	2.08%	2.12%	2.08%

The balance of TDR loans included in nonaccrual loans was $664,000 at September 30, 2012, $694,000 at December 31, 2011 and $942,000 at September 30, 2011.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. At September 30, 2012, December 31, 2011 and September 30, 2011, the Company had loans of $9.6 million, $9.9 million and $9.9 million, respectively, which were considered impaired.

In management’s evaluation of the loan portfolio risks, any significant future increases in nonperforming loans is dependent to a large extent on the economic environment. In a deteriorating or uncertain economy, management applies more conservative assumptions when assessing the future prospects of borrowers and when estimating collateral values.

Liabilities

Deposits totaled $431.0 million at September 30, 2012, an increase of $10.5 million, or 2.5%, from December 31, 2011. The majority of deposits are derived from core client sources, relating to long term relationships with local individuals, businesses and public clients. A small amount of brokered deposits are maintained, but are not used to support growth.

Securities sold under agreements to repurchase decreased $1.7 million, or 9.6%, as of September 30, 2012 compared to December 31, 2011. The decrease represents fluctuations in customer balances.

Other borrowings decreased $5.5 million, or 70.4%, as of September 30, 2012 compared to December 31, 2011. A $5.0 million advance from the Federal Home Loan Bank matured during the third quarter of 2012 accounting for most of the decrease.

Shareholders’ equity

Total shareholders’ equity amounted to $54.3 million at September 30, 2012, an increase of $2.5 million from December 31, 2011. The increase was primarily attributable to net income for the first nine months of 2012, less dividends to shareholders.

The following table summarizes the Company’s consolidated regulatory capital ratios, and SMB&T’s regulatory capital ratios as of September 30, 2012 and December 31, 2011:

	September 30, 2012	December 31, 2011	Minimum Required for Capital Adequacy Purposes	Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
Total risk-based capital ratio
Consolidated	14.0%	13.7%	8.0%	N/A
SMB&T	13.8	13.7	8.0	10.0%
Tier 1 capital ratio
Consolidated	12.8	12.4	4.0	N/A
SMB&T	12.6	12.4	4.0	6.0
Leverage ratio
Consolidated	9.1	8.6	4.0	N/A
SMB&T	9.0	8.6	4.0	5.0

At September 30, 2012, SMB&T was categorized as well capitalized under applicable regulatory guidelines.

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

SMB&T maintains correspondent accounts with other banks for various purposes. At times, SMB&T is a participant in the federal funds market, either as a borrower or a seller. SMB&T has a $3 million federal funds line available from a correspondent bank. In addition, SMB&T has the ability to borrow $32.9 million from the Federal Home Loan Bank based on collateral pledged, and also has the ability to borrow at the discount window of the Federal Reserve Bank as an additional short term funding source.

The Company’s balances in federal funds sold and short term interest bearing balances with banks aggregated $32.4 million at September 30, 2012, compared to $29.9 million at December 31, 2011 and $61.2 million at September 30, 2011. The Company continues to maintain high levels of liquidity, with investments, federal funds and cash equivalents held to improve the liquidity of the balance sheet during this period of economic uncertainty. The Company expects to maintain higher than normal levels of liquidity until economic conditions improve and more attractive investment opportunities emerge.

The Company’s principal source of funds to pay cash dividends is the earnings and dividends paid by SMB&T. The payment of dividends by SMB&T is subject to legal and regulatory restrictions. At September 30, 2012, using the most restrictive of these restrictions, the aggregate cash dividends that SMB&T could pay the Company without prior regulatory approval was approximately $8.9 million.

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

An evaluation was performed under the supervision and with the participation of the Company’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of the Company’s disclosure controls and procedures (as defined in Rule 15d – 15(e) under the Exchange Act) as of September 30, 2012. Based on and as of the time of that evaluation, the Company’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that as of the end of the period covered by this report the Company’s disclosure controls and procedures were effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Securities and Exchange Commission’s rules and forms and is accumulated and communicated to the Company’s management, including its Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding required disclosure.

There was no change in the Company’s internal control over financial reporting that occurred during the nine months ended September 30, 2012 that has materially affected, or that is reasonably likely to materially affect, the Company’s internal control over financial reporting.

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

SOUTHERN MICHIGAN BANCORP, INC.

Date: November 14, 2012	By:	/s/ John H. Castle
John H. Castle Chairman of the Board and Chief Executive Officer (Principal Executive Officer)

Date: November 14, 2012	By:	/s/ Danice L. Chartrand
Danice L. Chartrand Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)