Form 10-K
period 2012-12-31
SOUTHERN MICHIGAN BANCORP INC
filed 2013-03-28
CIK 703699

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, DC 20549

FORM 10-K

☒	Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange Act of 1934

For the fiscal year ended December 31, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The aggregate market value of the common stock held by non-affiliates of the registrant, computed by reference to the closing sale price of the common stock, as of June 30, 2012 was $26,623,355.

The number of shares outstanding of the registrant’s common stock, $2.50 par value, as of March 11, 2013, was 2,393,943 shares.

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

As used in this report, the terms “Southern,” the “Company,” “we,” “our,” and “us” mean Southern Michigan Bancorp, Inc. and its subsidiaries, unless the context indicates another meaning. The terms “Southern Michigan Bank” and the “Bank” means Southern Michigan Bank & Trust.

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

Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment - commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industrial, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 15 banking offices located in Battle Creek, Camden, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

On December 1, 2007, we completed the acquisition of FNB Financial Corporation (“FNB”) and its subsidiary bank, FNB Financial. On April 24, 2009, FNB Financial was consolidated with and into the Bank.

At December 31, 2012, on a consolidated basis, we had assets of $528.9 million, deposits of $444.2 million, a net loan portfolio of $364.2 million, trust assets under management totaling $214.8 million, and shareholders’ equity of $54.6 million. During 2012, 2011, and 2010, our interest income accounted for approximately 71%, 71% and 70%, respectively, of our operating revenues and our non-interest income accounted for 29%, 29% and 30%, respectively, of our operating revenues. Additional information about our consolidated financial condition as of December 31, 2012 and 2011 and the results of our operations for the three years ended December 31, 2012, may be found throughout this report, including in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and in the consolidated financial statements and related notes, which information is here incorporated by reference.

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

Competition

Our business is highly competitive. Our primary market areas are the southwest Michigan communities in which the Bank is located and in areas immediately surrounding these communities. We face significant competition from commercial banks, saving and loan associations, credit unions, commercial and consumer finance companies, insurance companies and leasing companies. We also face competition from money market mutual funds, investment and brokerage firms and nonfinancial institutions, which provide many of the financial services we offer. Many of our non-bank competitors are not subject to the same extensive federal regulations that govern bank holding companies and banks. Such non-bank competitors may, as a result, have certain advantages over us in providing some services. The principal methods of competition that we face are price (interest rates paid on deposits, interest rates charged on borrowings and fees charged for services) and service (convenience and quality of services rendered to customers).

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

Recent Regulatory Developments

Dodd-Frank Act: The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Company’s results of operations, financial condition or liquidity.

Deposit Insurance: The FDIC has finalized changes to its deposit insurance assessment base effective April 1, 2011, which uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Additional information about these changes may be found below under the heading “Southern Michigan Bank.”

On November 12, 2009, the FDIC adopted a final rule on assessment regulations to require depository institutions to prepay their quarterly risk-based assessments for the fourth quarter of 2009, and for all of 2010, 2011 and 2012, on December 30, 2009. The projected assessment base for each quarter represented the September 30, 2009 assessment base increased quarterly by a 5 percent annual growth rate. This rule, and the Bank’s corresponding December 30, 2009 premium payment, resulted in a prepaid assessment for the Bank of $0.8 million and $1.2 million at December 31, 2012 and 2011, respectively. The FDIC will apply quarterly premiums against the prepaid assessment through June 30, 2013 at which time they will refund to the Bank any remaining prepaid assessment.

Under the Dodd-Frank Act, FDIC deposit insurance coverage available to depositors was permanently increased to $250,000. The temporary unlimited guarantee under the Dodd-Frank Act applicable to all funds in noninterest bearing transaction accounts expired on December 31, 2012.

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

Southern is a legal entity separate and distinct from the Bank. There are legal limitations on the extent to which the Bank may lend or otherwise supply funds to us, which indirectly limit our ability to pay dividends to our shareholders. Payment of dividends to us by the Bank, our principal source of funds, is subject to various state and federal regulatory limitations. Under the Michigan Banking Code of 1999, the Bank’s ability to pay dividends to us is subject to the following restrictions:

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

In a policy statement, the Federal Reserve Board has expressed its view that a bank holding company should not pay cash dividends if its net income available to shareholders for the past four quarters, net of dividends paid during that period, is not sufficient to fully fund the dividends, its prospective rate of earnings retention is not consistent with capital needs and overall current and prospective financial condition, or it will not meet, or is in danger of not meeting, its minimum regulatory capital adequacy ratios. The Federal Reserve Board also possesses enforcement powers over bank holding companies and their non-bank subsidiaries to prevent or remedy actions that represent unsafe or unsound practices or violations of applicable statutes and regulations. Among these powers is the ability to proscribe the payment of dividends by banks and bank holding companies. Additional information on restrictions on payment of dividends by us and the Bank may be found under “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note P of our consolidated financial statements, which information is here incorporated by reference.

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

The Bank’s deposits are insured by the FDIC to the extent provided by law. From time to time, the Bank is required to pay deposit insurance premiums to the Deposit Insurance Fund. The FDIC finalized changes to its deposit insurance assessment base effective April 1, 2011, which now uses average consolidated total assets less average tangible equity as the assessment base instead of quarterly deposits. Under this new calculation, most well-capitalized banks will pay 5 to 9 basis points annually, increasing to 35 basis points for banks that pose significant supervisory concerns. This base rate may be adjusted for the level of unsecured debt and brokered deposits, resulting in adjusted rates ranging from 2.5 to 9 basis points annually for most well-capitalized banks to 30 to 45 basis points for banks that pose significant supervisory concerns. As of December 31, 2012 the Bank’s annual assessment rate under these guidelines was 7.36 basis points compared to 7.9 basis points at December 31, 2011.

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

The FDIC is required to take specified mandatory supervisory actions and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of the action depends upon the capital category in which the bank is placed. Subject to a narrow exception, the FDIC must generally appoint a receiver or conservator for a bank that is critically undercapitalized. A bank in any of the under-capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

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

As of December 31, 2012, the capital ratios of the Bank exceeded the minimum thresholds to be categorized as “well-capitalized” under applicable regulations. Note U of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

The Bank is a member of the Federal Home Loan Bank system. This provides certain advantages, including favorable borrowing rates for certain funds.

During 2012, the Bank paid $31,000 in Financing Corporation (“FICO”) assessments related to outstanding FICO bonds to the FDIC as collection agent. The FICO is a mixed-ownership government corporation established by the Competitive Equality Banking Act of 1987 whose sole purpose was to function as a financing vehicle for the now defunct Federal Savings and Loan Insurance Corporation. FICO assessments will continue in the future for the Bank.

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

Employees

As of December 31, 2012, Southern Michigan Bank employed 187 total employees equaling 173 full-time equivalent employees. Southern’s only employees as of the same date were its three executive officers (all of whom were also employed by Southern Michigan Bank).

Statistical Information

Additional statistical information describing our business appears in the following pages and in Management’s Discussion and Analysis of Financial Condition and Results of Operations and in our consolidated financial statements and related notes contained in this report.

Securities Portfolio

The carrying value of securities categorized by type at December 31 was as follows:

(Dollars in thousands)
	2012	2011	2010
U.S. government and Federal agencies	$23,932	$51,391	$30,784
States and political subdivisions	34,978	33,445	25,370
Asset-backed securities	—	2,476	2,476
Mortgage-backed securities	5,615	3,032	598

Total	$64,525	$90,344	$59,228

At the end of 2012 and 2011, the fair value of securities issued by the State of Michigan and all its political subdivisions totaled $28,443,000and $26,314,000, respectively. No other securities held of any other single issuer were greater than 10% of shareholders’ equity. At December 31, 2012, we had no investment in securities of issuers outside of the United States.

Presented below is the fair value of securities as of December 31, 2012 and 2011, a schedule of maturities of securities as of December 31, 2012, and the weighted average yields of securities as of December 31, 2012.

(Dollars in thousands)
	Securities maturing within:
	Less than 1 Year	1 Year - 5 Years	5 Years - 10 Years	More than 10 Years	Fair Value at Dec. 31, 2012	Fair Value at Dec. 31, 2011
U.S. government and Federal agencies	$21,931	$2,001	$—	$—	$23,932	$51,391
States and political subdivisions	3,940	14,603	11,721	4,714	34,978	33,445
Asset-backed securities	—	—	—	—	—	2,476
Mortgage-backed securities	—	16	106	5,493	5,615	3,032

Total securities	$25,871	$16,620	$11,827	$10,207	$64,525	$90,344

	Weighted average yields(1)
U.S. government and Federal agency	0.81%	0.51%	—%	—%
States and political subdivisions	2.12	2.92	3.24	3.58
Asset-backed securities	—	—	—	—
Mortgage-backed securities	—	4.88	3.42	0.57

(1)	Yields are not presented on a tax-equivalent basis. The weighted average yields are based on coupon rates for securities purchased at par value and on effective interest rates considering amortization or accretion if the securities were purchased at a premium or discount.

Loan Portfolio

Our combined loan portfolio, categorized by loan type (excluding loans held for sale) as of December 31 is presented below.

(Dollars in thousands)
	2012	2011	2010	2009	2008
Commercial and agricultural	$82,543	$70,056	$58,763	$61,855	$74,446
Real estate - commercial	172,764	150,829	136,371	148,806	131,180
Real estate - construction	16,802	12,479	11,135	10,522	10,446
Real estate - residential	89,147	91,273	93,102	100,007	104,321
Consumer	8,349	8,167	10,153	11,889	14,917

Total loans, gross	$369,605	$332,804	$309,524	$333,079	$335,310

We have no foreign loans.

Maturities and Sensitivities of Loans to Changes in Interest Rates

The following schedule presents the maturities of loans (excluding residential real estate and consumer loans) as of December 31, 2012. All loans over one year in maturity (excluding residential real estate and consumer loans) are also presented classified according to the sensitivity to changes in interest rates as of December 31, 2012.

(Dollars in thousands)
Loan Type	Less than 1 Year	1 Year - 5 Years	More than 5 Years	Total
Commercial, agricultural, and real estate - commercial	$66,100	$153,863	$35,344	$255,307
Real estate - construction	9,687	4,442	2,673	16,802

Totals	$75,787	$158,305	$38,017	$272,109

Loan Sensitivity to Changes in Interest Rates	1 Year - 5 Years	More than 5 Years	Total
Loans with fixed interest rates	$157,679	$38,017	$195,696
Loans with floating or adjustable interest rates	626	—	626

Totals	$158,305	$38,017	$196,322

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

Real estate – commercial loans. We make non-residential real estate loans secured by first mortgages and/or junior mortgages on non-residential real estate, including farm land, retail stores, office buildings, warehouses, apartment buildings and other commercial properties. These loans typically have a higher degree of risk than residential lending. The increased risk is due primarily to the dependence of the borrower on the cash flow from the property or the business operated on the property to service the loan and larger individual loan amounts.

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

The following were classified as non-accrual, past due and restructured loans as of December 31:

(Dollars in thousands)
	2012	2011	2010	2009	2008
Loans accounted for on a non-accrual basis	$5,383	$5,703	$5,293	$7,585	$8,715
Accruing loans which are contractually past due 90 days or more as to principal or interest payments	33	6	1	14	437
Accruing restructured loans	3,573	3,540	3,297	702	—

Totals	8,989	$9,249	$8,591	$8,301	$9,152

A loan is placed on nonaccrual status at the point in time at which the collectability of principal or interest is considered in doubt, typically when payments are past due over 90 days, unless the loan is both well-secured and in the process of collection. The table below illustrates interest forgone and interest recorded on nonperforming loans for the years presented.

(Dollars in thousands)
	2012	2011	2010	2009	2008
Interest on non-performing loans which would have been earned had the loans been in an accrual or performing status	$363	$342	$354	$463	$598
Interest on non-performing loans that was actually recorded when received	$268	$234	$228	$38	$34

Potential Problem Loans

At December 31, 2012, there were $28.4 million of loans not disclosed above pursuant to Item III.C.1. of Industry Guide 3 where known information about possible credit problems of the borrowers causes management to have serious doubts as to the ability of such borrowers to comply with the present loan repayment terms. We have allocated $758,000 in the aggregate for specific loan losses for impaired loans as of December 31, 2012. However, our entire allowance for loan losses is available for potential problem loans.

Loan Concentrations

As of December 31, 2012, there was no concentration of loans exceeding 10% of total loans which are not otherwise disclosed as a category of loans pursuant to Item III.A. of Industry Guide 3.

Other Interest Bearing Assets

As of December 31, 2012, we had no interest bearing assets that would be required to be disclosed pursuant to Item III.C.1. or 2. of Industry Guide 3 if such assets were loans.

Summary of Loan Loss Experience

The following schedule presents a summary of activity in the allowance for loan losses for the periods shown and the percentage of net charge-offs during each period to average gross loans outstanding during the period.

(Dollars in thousands)
	2012	2011	2010	2009	2008

Balance at January 1	$5,412	$5,694	$6,075	$7,104	$5,156

Charge-offs:
Commercial and agricultural	25	63	278	1,350	1,943
Real estate – commercial	873	184	374	60	229
Real estate – construction	13	365	95	51	98
Real estate – residential	464	710	971	2,058	703
Consumer	172	239	313	407	370

Total charge-offs	1,547	1,561	2,031	3,926	3,343

Recoveries:
Commercial and agricultural	28	61	133	53	39
Real estate – commercial	3	2	6	2	10
Real estate – construction	9	43	—	—	55
Real estate – residential	55	12	108	4	9
Consumer	145	111	28	113	98

Total recoveries	240	229	275	172	211

Net charge-offs	1,307	1,332	1,756	3,754	3,132

Additions charged to operations(1)	1,350	1,050	1,375	2,725	5,080

Balance at December 31	$5,455	$5,412	$5,694	$6,075	$7,104

Ratio of net charge-offs during the period to average loans outstanding during the period	0.38%	0.43%	0.55%	1.13%	0.94%

(1)	The allowance for loan losses is maintained at a level which, in management’s judgment, is believed to be adequate to absorb probable incurred loan losses in the portfolio. In assessing the adequacy of the allowance, management reviews the characteristics of the loan portfolio in order to determine overall quality and risk profiles. Some factors management considers in determining the level at which the allowance is maintained include a continuing evaluation of those loans identified as being subject to possible problems in collection, results of examination by regulatory agencies, current economic conditions, historical loan loss experience, loan volume, portfolio mix, concentrations of credit and lending policies, procedures, and personnel.

During 2012 management added $1,350,000 to the allowance, during 2011 management added $1,050,000 to the allowance and during 2010 management added $1,375,000 to the allowance. The level of the provision for loan losses reflects net charge-off experience and the changes in the Michigan economy and the local real estate market, as well as other changes in the dynamics of the loan portfolio, including the level of non-accrual and potential problem loans.

The following schedule presents an allocation of the allowance for loan losses to the various loan categories as of December 31 of each year presented.

(Dollars in thousands)
	2012	2011	2010	2009	2008
Commercial (including agricultural, real estate and construction)	$4,158	$4,039	$4,239	$4,641	$5,327
Real estate – residential (including first and junior lien holders)	1,240	1,305	1,368	1,162	1,614
Consumer	57	68	87	272	163

Total allowance	$5,455	$5,412	$5,694	$6,075	$7,104

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

	2012	2011	2010	2009	2008
Commercial and agricultural	22.3%	21.1%	19.0%	18.6%	22.2%
Real estate – commercial	46.7	45.3	44.0	44.6	39.1
Real estate – construction	4.6	3.8	3.6	3.2	3.1
Real estate – residential	24.1	27.4	30.1	30.0	31.1
Consumer	2.3	2.5	3.3	3.6	4.5

Total	100.0%	100.0%	100.0%	100.0%	100.0%

Deposits

The following schedule presents the average deposit balances by category and the average rates paid thereon for the respective years.

(Dollars in thousands)
	2012		2011		2010
Noninterest-bearing demand	$71,494		$64,760		$58,298
Interest-bearing demand	193,339	0.26%	173,888	0.30%	148,968	0.35%
Savings	54,837	0.05%	50,789	0.09%	47,937	0.15%
Certificates of deposit	109,831	1.64%	127,675	2.02%	136,369	2.34%

Total	$429,501		$417,112		$391,572

The following table illustrates the maturities of time deposits issued in denominations of $100,000 or more as of December 31, 2012.

(Dollars in thousands)

Maturing in less than 3 months	$6,649
Maturing in 3 to 6 months	4,044
Maturing in 6 to 12 months	7,020
Maturing in more than 12 months	21,649

Total	$39,362

We have no foreign deposits.

Return on Equity and Assets

The following schedule presents ratios for the years ended December 31:

	2012	2011	2010
Return on assets (net income divided by average total assets)	0.84%	0.68%	0.65%

Return on equity (net income divided by average equity)	8.09%	6.80%	6.56%

Dividend payout ratio (dividends declared divided by net income)	20.23%	15.23%	15.11%

Equity to assets ratio (average equity divided by average total assets)	10.41%	9.96%	9.87%

Short Term Borrowings

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):

	2012	2011	2010
At December 31:
Outstanding balance	$16,134	$18,074	$15,027
Average interest rate	0.20%	0.24%	0.30%

Daily average for the year:
Outstanding balance	$17,026	$16,162	$16,714
Average interest rate	0.22	0.32%	0.30%

Maximum outstanding at any month end	$18,439	$18,074	$18,847

Item 1A.	Risk Factors

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

The capital and credit markets have been experiencing volatility and disruption for an extended period of time. Dramatic declines in the housing market, falling home prices, increased foreclosures and unemployment have negatively impacted the credit performance of mortgage loans and construction and development loans, and resulted in significant write-downs of asset values by financial institutions. These write-downs have caused many financial institutions to seek additional capital, to merge with larger and stronger institutions and, in some cases, to fail. Reflecting concern about the stability of the financial markets generally and the strength of counterparties, many lenders and institutional investors have reduced or ceased providing funding to borrowers, including to other financial institutions.

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

Southern Michigan Bancorp’s principal source of funds to pay cash dividends and to fund its corporate obligations is the earnings of and dividends paid by the Bank. At December 31, 2012, Southern Michigan Bancorp’s primary financial obligation was its obligation to pay interest and principal when due under its junior subordinated debt securities. If the Bank is unable to pay cash dividends to Southern Michigan Bancorp in an amount sufficient to fund its obligations and Southern Michigan Bancorp is unable to access liquidity from other sources, it may be unable to pay dividends and satisfy its financial obligations. As of December 31, 2012, the Bank could pay $9.1 million of dividends to Southern Michigan Bancorp without prior regulatory approval and Southern Michigan Bancorp had limited liquid assets. Additional information related to our liquidity position may be found in Notes P and Q to the consolidated financial statements.

If the condition of the Bank’s loan portfolio worsens, its ability to borrow funds from the Federal Home Loan Bank and Federal Reserve Bank could be adversely affected, which could materially adversely affect the Bank’s liquidity position.

As part of its liquidity management, the Bank borrows funds from the Federal Home Loan Bank and has the ability to borrow from the Federal Reserve Bank. Borrowed funds are collateralized by certain investment securities and qualifying residential and commercial real estate loans. The Bank is permitted to borrow an amount of funds up to a certain percentage of the total investment securities and loans pledged as collateral. The Federal Home Loan Bank and Federal Reserve Bank will not accept as collateral any loan that is rated as a 5 (special mention) or worse on our internal loan grading system. If the quality of the Bank’s loan portfolio worsens, the Bank could have fewer loans eligible to be pledged as collateral for borrowed funds, reducing the total amount of available funds that the Bank is permitted to borrow. A reduction in the total amount of the available funds that the Bank is permitted to borrow from the Federal Home Loan Bank and Federal Reserve Bank could materially adversely affect the Bank’s liquidity position.

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

Expiration of the FDIC’s Transaction Account Guarantee Program (“TAG”) may result in a reduction of the Bank’s deposit balances.

Temporary unlimited deposit insurance coverage for noninterest-bearing transaction accounts under the Dodd-Frank Act expired on December 31, 2012. TAG, which was originally part of the Temporary Liquidity Guarantee Program of 2008, added unlimited insurance coverage to noninterest bearing accounts, regardless of balance. This temporary unlimited coverage was in addition to, and separate from, the general FDIC deposit insurance coverage of up to $250,000 available to depositors. Depending on the perceptions by depositors of the safety and soundness of banking institutions, the termination of the TAG program could result in deposit disintermediation in individual banks and in the banking industry as a whole.

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

In addition, federal and state regulators periodically review Southern’s allowance for loan losses and may require Southern to increase its provision for loan losses or recognize further loan charge-offs based on judgments different than those of Southern’s management. Any increase in Southern’s allowance for loan losses or loan charge-offs as required by these regulatory agencies could have a material negative effect on Southern’s operating results and shareholders’ equity.

Southern is subject to lending risk, which could materially adversely affect Southern’s results of operations and financial condition.

There are inherent risks associated with Southern’s lending activities. These risks include, among other things, the impact of changes in interest rates and changes in the economic conditions in the markets where Southern operates. Increases in interest rates or weakening economic conditions could adversely impact the ability of borrowers to repay outstanding loans or the value of the collateral securing these loans, which could have a material adverse effect on the Southern’s results of operations and financial condition. Competition for limited, high-quality lending opportunities and core deposits in an increasingly competitive marketplace may adversely affect our results of operations.

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

We generally sell the fixed rate long-term residential mortgage loans we originate on the secondary market and retain adjustable rate mortgage loans for our portfolio. We believe that purchasers of residential mortgage loans, such as government sponsored entities, are increasing their efforts to seek to require sellers of residential mortgage loans to either repurchase loans previously sold or reimburse purchasers for losses related to loans previously sold when losses are incurred on a loan previously sold due to actual or alleged failure to strictly conform to the purchaser’s purchase criteria. As a result, we may face increasing pressure from historical purchasers of our residential mortgage loans to repurchase those loans or reimburse purchasers for losses related to those loans and we may face increasing expenses to defend against such claims. If we are required in the future to repurchase loans previously sold, reimburse purchasers for losses related to loans previously sold, or if we incur increasing expenses to defend against such claims, our financial condition and results of operations would be negatively affected, and would lower our capital ratios as a result of increasing assets and lowering income through expenses and any loss incurred.

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

The global market crisis has triggered a series of cuts in interest rates. During 2010, 2011 and 2012, the Federal Open Market Committee kept the target federal funds rate between 0% and 0.25% and we expect the low interest rate environment to continue in 2013. The low interest rate environment has compressed our net interest spread and reduced our spread-based revenues, which has had an adverse impact on our revenue and results of operations.

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

Southern is required by federal and state regulatory authorities to maintain adequate levels of capital to support its operations. Southern may need to raise additional capital to maintain its regulatory capital at desired levels or support its growth. Southern’s ability to raise additional capital will depend on conditions in the capital markets at that time, which are outside Southern’s control, and on its financial performance. Southern cannot assure you of its ability to raise additional capital on terms acceptable to Southern or at all. If Southern cannot raise additional capital when needed, its ability to maintain assets at current levels or expand its operations through organic growth and acquisitions could be materially impaired.

The Dodd-Frank Act may adversely impact Southern’s results of operations, financial condition or liquidity.

The Dodd-Frank Act was signed into law by President Obama on July 21, 2010. The Dodd-Frank Act represents a comprehensive overhaul of the financial services industry within the United States, established the new federal Consumer Financial Protection Bureau (CFPB), and requires the CFPB and other federal agencies to implement many new and significant rules and regulations. The CFPB has issued significant new regulations that impact consumer mortgage lending and servicing. Those regulations will become effective in January 2014. In addition, the CFPB is drafting regulations that will change the disclosure requirements and forms used under the Truth in Lending Act and Real Estate Settlement and Procedures Act. Compliance with these new laws and regulations and other regulations under consideration by the CFPB will likely result in additional costs, which could be significant and could adversely impact the Company’s results of operations, financial condition or liquidity.

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

Insured institution failures, as well as deterioration in banking and economic conditions, have significantly increased FDIC loss provisions, resulting in a decline in the designated reserve ratio to historical lows. The reserve ratio may continue to decline in the future. In addition, the limit on FDIC coverage has been permanently increased to $250,000. These developments have caused the premiums assessed to Southern by the FDIC to increase. Further, depending upon any future losses that the FDIC insurance fund may suffer, there can be no assurance that there will not be additional premium increases in order to replenish the fund. The FDIC may need to set a higher base rate schedule or impose special assessments due to future financial institution failures and updated failure and loss projections. In addition, a decline in the Bank’s CAMEL ratings could subject Southern to increased FDIC insurance premiums. Higher FDIC assessment rates would have an adverse impact on Southern’s results of operations.

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

Evaluation of investment securities for other-than-temporary impairment involves subjective determinations and could materially impact Southern’s results of operations and financial condition.

The evaluation of impairments is a quantitative and qualitative process, which is subject to risks and uncertainties and is intended to determine whether declines in the fair value of investments should be recognized in current period earnings. The risks and uncertainties include changes in general economic conditions, the issuer’s financial condition or future recovery prospects, the effects of changes in interest rates or credit spreads and the expected recovery period. Estimating future cash flows involves incorporating information received from third-party sources and making internal assumptions and judgments regarding the future performance of the underlying collateral and assessing the probability that an adverse change in future cash flows has occurred. The determination of the amount of other-than-temporary impairments is based upon Southern’s periodic evaluation and assessment of known and inherent risks associated with the respective asset class. Such evaluations and assessments are revised as conditions change and new information becomes available. Southern’s management considers a wide range of factors about the security issuer and uses its reasonable judgment in evaluating the cause of the decline in the estimated fair value of the security and in assessing the prospects for recovery. Inherent in management’s evaluation of the security are assumptions and estimates about the operations of the issuer and its future earnings potential. Impairments to the carrying value of our investment securities may need to be taken in the future, which could have a material adverse effect on our results of operations and financial condition.

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

Southern’s net deferred tax asset was $1.5 million at December 31, 2012. A valuation allowance related to deferred tax assets is required when it is considered more likely than not that all or part of the benefit related to such assets will not be realized. No valuation allowance was considered necessary at December 31, 2012. If Southern is required in the future to recognize a valuation allowance with respect to its deferred tax assets, its financial condition and results of operations would be negatively affected.

If Southern is required to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

Southern’s mortgage servicing rights were $1.2 million at December 31, 2012. No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2012 because the fair value of such rights approximated or exceeded the carrying value. If Southern is required in the future to take a valuation allowance with respect to its mortgage servicing rights, its financial condition and results of operations would be negatively affected.

We hold general obligation municipal bonds in our investment securities portfolio. If one or more issuers of these bonds were to become insolvent and default on its obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

The carrying value of municipal bonds held by us totaled $35.0 million at December 31, 2012, and were issued by different municipalities. There can be no assurance that the financial conditions of these municipalities will not be materially and adversely affected by future economic conditions. If one or more of the issuers of these bonds were to become insolvent and default on their obligations under the bonds, it could have a negative effect on our financial condition and results of operations.

Southern depends upon the accuracy and completeness of information about customers.

In deciding whether to extend credit to customers, Southern may rely on information provided to it by its customers, including financial statements and other financial information. Southern may also rely on representations of customers as to the accuracy and completeness of that information and, with respect to financial statements, on reports of independent auditors. Southern’s financial condition and results of operations could be negatively impacted to the extent that Southern extends credit in reliance on financial statements or other information provided by customers that is false or misleading.

Southern may be a defendant in a variety of litigation and other actions, which may have a material adverse effect on Southern’s financial condition and results of operations.

Southern and its subsidiaries may be involved from time to time in a variety of litigation arising out of their business. Southern Michigan Bank has a trust department, which may expose us to litigation or claims arising out of the Bank serving as trustee or acting in another fiduciary capacity. Southern’s insurance may not cover all claims that may be asserted against it, and any claims asserted against it, regardless of merit or eventual outcome, may harm its reputation or cause it to incur unexpected expenses, which could be material in amount. Should the ultimate expenses, judgments or settlements in any litigation exceed Southern’s insurance coverage, they could have a material adverse effect on Southern’s financial condition and results of operations. In addition, Southern may not be able to obtain appropriate types or levels of insurance in the future, nor may it be able to obtain adequate replacement policies with acceptable terms, if at all. For additional information on legal matters, see Item 3 of this report.

Attractive acquisition opportunities may not be available to Southern in the future, which may negatively impact Southern’s ability to grow its business and effectively compete in existing and new markets.

Southern may continue to consider the acquisition of other businesses. However, Southern may not have the opportunity to make suitable acquisitions on favorable terms in the future. Southern expects that other banking and financial companies, many of which have significantly greater resources than Southern does, will compete with Southern to acquire compatible businesses. This competition could increase prices for acquisitions that Southern might pursue. Also, acquisitions of regulated businesses, such as banks, are subject to various regulatory approvals. Failure to maintain regulatory compliance with the various regulations applicable to Southern could make regulatory approvals difficult to obtain. If Southern fails to receive the appropriate regulatory approvals, Southern will not be able to consummate an acquisition that Southern believes is in its best interests.

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

Unauthorized disclosure of sensitive or confidential client or customer information, whether through a breach of computer systems or otherwise, or failure or interruption of Southern’s communication or information systems, could severely harm Southern’s business.

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

Southern relies heavily on communications and information systems to conduct its business. Any failure or interruption of these systems could result in failures or disruptions in Southern’s customer relationship management, general ledger, deposit, loan and other systems. In addition, customers could lose access to their accounts and be unable to conduct financial transactions during a period of failure or interruption of these systems.

Any security breach involving the misappropriation, loss or other unauthorized disclosure of confidential customer information, whether by Southern or by its vendors, or failure or interruption of Southern ‘s communication or information systems, could severely damage Southern’s reputation, expose it to risks of regulatory scrutiny, litigation and liability, disrupt Southern’s operations, or result in a loss of customer business, the occurrence of any of which could have a material adverse effect on Southern’s business.

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

Management regularly reviews and updates Southern’s internal controls, disclosure controls and procedures, and corporate governance policies and procedures. Any system of controls, however well designed and operated, is based in part on certain assumptions and can provide only reasonable, not absolute, assurances that the objectives of the system are met. Any failure or circumvention of Southern’s controls and procedures or failure to comply with regulations related to controls and procedures could have a material adverse effect on Southern’s business, results of operations and financial condition.

Risks Associated with Southern Common Stock

There is not an active public trading market for Southern common stock.

Southern common stock is traded in the OTCQB market. Transactions in the stock are relatively infrequent. Southern does not expect an active trading market for Southern common stock to develop in the near future. This limited market may affect a shareholder’s ability to sell shares on short notice, and the sale of a large number of shares at one time could temporarily depress the market price of our common stock.

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

Stock price volatility may make it more difficult for a shareholder to resell our common stock when a shareholder wants to and at prices a shareholder finds attractive or at all. Our stock price can fluctuate significantly in response to a variety of factors, regardless of operating results. These factors include, among other things:

•	Variations in our anticipated or actual operating results or the results of our competitors;

•	Changes in investors’ or analysts’ perceptions of the risks and conditions of our business;

•	The size of the public float of our common stock;

•	Regulatory developments, including changes in required levels and the components of regulatory capital;

•	Interest rate changes or credit loss trends;

•	Trading volume in our common stock;

•	Market conditions; and

•	General economic conditions.

Our ability to pay dividends is limited and Southern may be unable to pay future dividends.

Our ability to pay dividends is limited by regulatory restrictions and the need to maintain sufficient consolidated capital. The ability of the Bank to pay dividends to Southern Michigan Bancorp is limited by its obligations to maintain sufficient capital and by other general restrictions on dividends that are applicable to the Bank. If Southern or the Bank do not satisfy these regulatory requirements, Southern Michigan Bancorp would be unable to continue to pay dividends on its common stock. As of December 31, 2012, the Bank was able to pay $9.1 million in dividends to Southern Michigan Bancorp without prior regulatory approval. Additional information on restrictions on payment of dividends by us may be found under “Supervision and Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note P of our consolidated financial statements, which information is here incorporated by reference.

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

In the future, Southern may attempt to increase its capital resources by entering into debt or debt-like financing that is unsecured or secured by all or up to all of Southern’s assets, or issuing debt or equity securities, which could include issuances of secured or unsecured commercial paper, medium-term notes, senior notes, subordinated notes, preferred stock or common stock. In the event of Southern’s liquidation, its lenders and holders of its debt securities or preferred stock would receive a distribution of Southern’s available assets before distributions to the holders of Southern common stock. Because Southern’s decision to incur debt and issue securities in future offerings will depend on market conditions and other factors beyond Southern’s control, Southern cannot predict or estimate the amount, timing or nature of its future offerings and debt financings. Further, market conditions could require Southern to accept less favorable terms for the issuance of its securities in the future. Thus, shareholders will bear the risk of Southern’s future offerings reducing the value of their shares of Southern common stock and diluting their interest in Southern.

Unless a shareholder obtains prior consent from Southern, the shareholder will not be permitted to transfer to another party the shareholder’s shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock.

Southern’s articles of incorporation provide that a shareholder may not transfer shares of Southern common stock without the consent of Southern, if, as a result of an attempted transfer, the party who would receive the shares would own fewer than 100 shares of Southern common stock. “Transfer” means any type of disposition, including a sale, gift, contribution, pledge, or other action that results in a change of record ownership of any share of Southern common stock. Southern may withhold its consent in its discretion. This restriction will limit the transferability of shares of Southern common stock and, unless a shareholder obtains Southern’s prior consent, the shareholder will be prohibited from transferring fewer than 100 shares of Southern common stock if the party who would receive the shares would own of record fewer than 100 shares of Southern common stock after the transfer.

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

Any entity, including a “group” composed of natural persons, owning or controlling with the power to vote 25% or more of our outstanding securities, or 5% or more if the holder otherwise exercises a “controlling influence” over us, may be subject to regulation as a “bank holding company” in accordance with the Bank Holding Company Act of 1956, as amended (the “BHC Act”). In addition, any bank holding company or foreign bank with a U.S. presence may be required to obtain the approval of the Federal Reserve Board under the BHC Act to acquire or retain 5% or more of our outstanding securities. Becoming a bank holding company imposes statutory and regulatory restrictions and obligations, such as providing managerial and financial strength for its bank subsidiaries. Regulation as a bank holding company could require the holder to divest all or a portion of the holder’s investment in our securities or those nonbanking investments that may be deemed impermissible or incompatible with bank holding company status, such as a material investment in a company unrelated to banking.

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

Office is owned by Southern Michigan Bank and comprises approximately 14,256 square feet.

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

As of December 31, 2012, there were no material pending legal proceedings to which Southern or any of its subsidiaries were a party or to which any of their properties were subject, other than ordinary routine litigation incidental to the business of Southern and its subsidiaries.

Item 4.	Mine Safety Disclosures

Not applicable.

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Southern common stock is quoted on the OTCQB under the symbol “SOMC.” Trading activity in our common stock is relatively infrequent. Our trading volume and recent share price information can be viewed under the symbol ‘SOMC’ on certain financial websites.

The range of closing sale prices for shares of Southern common stock for each quarterly period during the past two years is as follows:

Date	High	Low

2011
1st Quarter	$13.25	$12.00
2nd Quarter	12.85	11.90
3rd Quarter	12.69	11.80
4th Quarter	12.55	11.05

2012
1st Quarter	$12.65	$11.20
2nd Quarter	14.50	12.50
3rd Quarter	15.30	13.25
4th Quarter	16.75	13.50

The prices listed above are OTCQB quotations. They reflect inter-dealer prices without retail markup, markdown or commission and may not necessarily represent actual transactions.

As of March 11, 2013, there were 2,393,943 shares of Southern common stock issued and outstanding held by 384 holders of record.

The following table summarizes cash dividends declared per share of Southern common stock during 2012 and 2011:

Quarter	2011	2012
1st Quarter	$0.05	$0.07
2nd Quarter	0.05	0.09
3rd Quarter	0.05	0.09
4th Quarter	0.07	0.12

Southern Michigan Bancorp’s principal source of funds to pay cash dividends is the earnings of and dividends paid by the Bank. The Bank is restricted in its ability to pay cash dividends under current laws and regulations. For additional information on restrictions on dividends, see “Supervision and Regulation,” “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and Note P to the Southern consolidated financial statements, which information is here incorporated by reference. Limitations on the ability of the Bank to pay cash dividends to Southern Michigan Bancorp could limit its ability to pay dividends in the future.

Information regarding the equity compensation plans at December 31, 2012 is included in Item 12 of this report and is here incorporated by reference.

Item 6.	Selected Financial Data

The following tables show summarized historical consolidated financial data for Southern. The tables are unaudited. The information in the tables is derived from Southern’s audited financial statements for 2008 through 2012. This information is only a summary. You should read it in conjunction with the consolidated financial statements, related notes, Management’s Discussion and Analysis of Financial Condition and Results of Operations, and other information included in this report.

	Year Ended December 31,
Southern Michigan Bancorp, Inc.	2012	2011	2010	2009	2008
	(unaudited) (in thousands, except per share amounts)
Income Statement Data:
Net interest income	$17,174	$15,636	$15,946	$16,538	$17,740
Provision for loan losses	1,350	1,050	1,375	2,725	5,080
Net income	4,350	3,402	3,098	1,936	813

Balance Sheet Data (period end):
Assets	528,860	509,220	493,880	462,409	474,996
Deposits	444,170	420,511	409,901	380,905	394,043
Other borrowings	1,039	7,751	10,079	10,832	12,492
Subordinated debentures	5,155	5,155	5,155	5,155	5,155
Shareholders’ equity	54,635	51,865	47,843	45,734	44,416

Common Share Summary:
Diluted earnings per share	1.84	1.46	1.34	0.84	0.36
Dividends per share	0.37	0.22	0.20	0.20	0.80
Book value per share (1)	24.27	23.12	21.42	20.59	20.09
Weighted average diluted shares outstanding	2,369,290	2,333,825	2,315,275	2,291,901	2,281,044

(1)	Calculated based on common shares outstanding at year end.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

The following discussion provides a review of the consolidated financial condition and results of operations of Southern Michigan Bancorp, Inc. (Southern) and its subsidiaries for the periods indicated. This discussion should be read in conjunction with the consolidated financial statements and related notes to the consolidated financial statements.

Overview

Southern is a Michigan corporation and a one bank holding company registered under the Bank Holding Company Act of 1956. Southern wholly owns Southern Michigan Bank & Trust (the Bank) and Southern Michigan Bancorp Capital Trust I, a Delaware statutory trust. The Bank wholly owns FNB Financial Services, Inc., a Michigan corporation.

Our business, which we conduct primarily through the Bank, is concentrated in a single industry segment - commercial banking. We offer a variety of deposit, payment, credit and other financial services to all types of customers. These services include time, savings, and demand deposits, safe deposit services, and automated teller machine services. Loans, including both commercial and consumer, are extended primarily on a secured basis to corporations, partnerships and individuals. Commercial lending covers such categories as business, industrial, agricultural, construction, inventory and real estate. Consumer lending covers direct and indirect loans to purchasers of residential real property and consumer goods. We offer trust and investment services, which include investment management, trustee services, IRA rollovers and retirement plans, institutional and personal custody, estate settlement, wealth management, estate planning assistance, wealth transfer planning assistance, charitable gift planning assistance, and cash management custody. We operate 15 banking offices located in Battle Creek, Camden, Centreville, Coldwater, Constantine, Hillsdale, Marshall, Mendon, Tekonsha, Three Rivers, and Union City, Michigan.

At December 31, 2012, on a consolidated basis, we had assets of $528.9 million, deposits of $444.2 million, a net loan portfolio of $364.2 million, trust assets under management totaling $210.7 million, and shareholders’ equity of $54.6 million.

Results of Operations

Southern’s net income for 2012 was $4,350,000 compared to $3,402,000 in 2011, an increase of $948,000, or 27.9%. Provision for loan losses of $1,350,000 was expensed in 2012, up from $1,050,000 in 2011. Non-interest income increased 10.7%, or $696,000, to $7,181,000 in 2012. Non-interest expense increased 3.1%, or $515,000, to $17,225,000 in 2012. Following is a summary of percentage changes from the prior year for various financial statement elements:

	Percent Change from Prior Year			Percent Change from Prior Year
	2012	2011		2012	2011
Net interest income	9.84%	-1.94%	Total assets	3.86%	3.11%
Provision for loan losses	28.57%	-23.64%	Securities available for sale	-28.58%	52.54%
Non-interest income	10.73%	-6.70%	Gross loans	11.06%	7.52%
Non-interest expense	3.08%	-7.18%	Allowance for loan losses	0.79%	-4.95%
Net income	27.87%	9.81%	Deposits	5.63%	2.59%
			Other borrowings	-86.60%	-23.10%
			Shareholders’ equity	5.34%	8.41%

Results of operations can be measured by various ratio analyses. Two widely recognized performance indicators are return on average equity and return on average assets. Southern’s return on average equity was 8.09% in 2012, 6.80% in 2011 and 6.56% in 2010. The return on average assets was 0.84% in 2012, 0.68% in 2011 and 0.65% in 2010.

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

For 2012, Southern’s net interest margin (FTE) was 3.78% compared to 3.60% for 2011 and 3.88% for 2010. Southern’s interest rate spread and margin both increased as cost of funds for deposits and other borrowings decreased 0.25%, from 0.98% in 2011 to 0.73% in 2012, partially offset by yields on earning assets decreasing 0.06%, from 4.44% in 2011 to 4.38% in 2012. The net effect was an increase of $1,609,000 in net interest income (FTE) compared to 2011.

In 2011, the lower interest margin was a result of reduced rates for all interest earning asset types, partially offset by reduced rates for deposits. The net effect was a decrease of $280,000 in net interest income (FTE) compared to 2010.

The following table presents a summary of net interest income (FTE) for 2012, 2011 and 2010.

Table 1. Average Balances and Tax Equivalent Interest Rates

	2012			2011			2010
(Dollars in Thousands)	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate	Average Balance	Interest	Yield/ Rate
ASSETS
Interest earning assets:
Loans(1)(2)(3)	$343,240	$18,550	5.40%	$311,117	$17,681	5.68%	$322,349	$18,952	5.88%
Taxable investment securities(4)	46,914	450	0.96	56,260	631	1.12	33,765	604	1.79
Tax-exempt investment securities(1)	31,950	1,448	4.53	27,323	1,393	5.10	21,023	1,165	5.54
Federal funds sold and other(5)	46,922	104	0.22	53,103	172	0.32	45,459	155	0.34

Total interest earning assets	469,026	20,552	4.38	447,803	19,877	4.44	422,596	20,876	4.94

Non-interest earning assets:
Cash and due from banks	3,588			11,226			11,489
Other assets(6)	49,287			49,024			49,828
Less allowance for loan losses	(5,230)			(5,434)			(5,757)

Total assets	$516,671			$502,619			$478,156

LIABILITIES AND SHAREHOLDERS’ EQUITY
Interest bearing liabilities:
Demand deposits	$193,339	$504	0.26%	$173,888	$519	0.30%	$148,968	$518	0.35%
Savings deposits	54,837	25	0.05	50,789	44	0.09	47,937	70	0.15
Time deposits	109,831	1,800	1.64	127,675	2,578	2.02	136,369	3,189	2.34
Securities sold under agreements to repurchase and overnight borrowings	17,026	38	0.22	16,171	52	0.32	16,714	50	0.30
Other borrowings	5,641	287	5.09	8,916	402	4.51	12,131	486	4.01
Subordinated debentures	5,155	163	3.16	5,155	156	3.03	5,155	157	3.05

Total interest bearing liabilities	385,829	2,817	0.73	382,594	3,751	0.98	367,274	4,470	1.22

Non-interest bearing liabilities:
Demand deposits	71,494			64,760			58,298
Other	3,897			3,866			4,197
Common stock subject to repurchase obligation	1,680			1,347			1,172
Shareholders’ equity	53,771			50,052			47,215

Total liabilities and shareholders’ equity	$516,671			$502,619			$478,156

Net interest income		$17,735			$16,126			$16,406

Interest rate spread			3.65%			3.46%			3.72%

Net margin on interest earning assets			3.78%			3.60%			3.88%

(1)	Includes tax equivalent adjustment of interest (assuming a 34% tax rate) for securities and loans of $489,000 and $72,000, respectively for 2012; $473,000 and $17,000, respectively for 2011; and $396,000 and $64,000, respectively for 2010.
(2)	Average balance includes average nonaccrual loan balances of $5,876,000 in 2012; $6,063,000 in 2011; and $7,139,000 in 2010.
(3)	Interest income includes loan fees of $288,000 in 2012; $218,000 in 2011; and $195,000 in 2010.
(4)	Average balance includes average unrealized gain of $1,372,000 in 2012; $737,000 in 2011; and $618,000 in 2010 on available for sale securities.
(5)	Includes average federal reserve deposit account balances of $38,627,000 in 2012; $50,658,000 in 2011, and $41,006,000 in 2010.
(6)	Includes $14,935,000 in 2012; $15,267,000 in 2011, and $15,612,000 in 2010 relating to goodwill and other intangible assets.

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

Table 2. Changes in Tax Equivalent Net Interest Income

(Dollars in Thousands)
	2012 Compared to 2011 Increase (Decrease) Due To			2011 Compared to 2010 Increase (Decrease) Due To
	Rate	Volume	Net	Rate	Volume	Net

Interest income on:

Loans	$(896)	$1,765	$869	$(622)	$(649)	$(1,271)
Taxable investment securities	(84)	(97)	(181)	(279)	306	27
Tax-exempt investment securities	(165)	220	55	(99)	327	228
Federal funds sold and other	(50)	(18)	(68)	(8)	25	17

Total interest earning assets	$(1,195)	$1,870	$675	$(1,008)	$9	$(999)

Interest expense on:

Demand deposits	$(70)	$55	$(15)	$(79)	$80	$1
Savings deposits	(22)	3	(19)	(30)	4	(26)
Time deposits	(447)	(331)	(778)	(417)	(194)	(611)
Securities sold under agreements to repurchase and overnight borrowings	(17)	3	(14)	4	(2)	2
Other borrowings	47	(162)	(115)	56	(140)	(84)
Subordinated debentures	7	—	7	(1)	—	(1)

Total interest bearing liabilities	$(502)	$(432)	$(934)	$(467)	$(252)	$(719)

Net interest income	$(693)	$2,302	$1,609	$(541)	$261	$(280)

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

The provision for loan losses was $1,350,000 in 2012, compared to $1,050,000 in 2011, and $1,375,000 in 2010. The higher provision in 2012 as compared to 2011 was a result of increased loan balances. The lower provisions in 2011 as compared to 2010 and 2010 as compared to 2009 resulted primarily from a continued trend of lower net loan charge-offs. In 2012, net loan charge-offs totaled $1,307,000 compared to $1,332,000 in 2011 and $1,756,000 in 2010.

Non-Interest Income

Non-interest income of $7,181,000 increased $696,000, or 10.7%, in 2012 compared to 2011. Non-interest income of $6,485,000 decreased $466,000, or 6.7%, in 2011 compared to 2010. The 2012 increase was primarily a result of an increase in net gains on loan sales which increased $873,000, or 70.7%, in 2012 compared to 2011 partially offset by a decline in service charges on deposit accounts of $337,000, or 16.6%, in 2012 compared to 2011. The 2011 decrease was primarily a result of a decline in service charges on deposit accounts which decreased $380,000, or 15.8%, in 2011 compared to 2010. The Company made changes to its overdraft protection program in July of 2010 and in June of 2011 to comply with regulatory guidance that became effective in August of 2010 and July of 2011, respectively. These changes resulted in a lower volume on non-sufficient funds items which reduced income. Southern also recorded $156,000 gain from life insurance proceeds in 2010 which did not recur in 2011 or 2012.

Trust fees of $1,126,000 in 2012 increased $6,000, or 0.5%, compared to 2011 and increased $123,000, or 12.3%, in 2011 compared to 2010. Changes to the trust department fee structure and new account relationships were the primary causes for the increase in 2011.

Net securities gains of $3,000, $29,000 and $207,000 were recognized in 2012, 2011 and 2010, respectively. The 2012 and 2011 gains resulted from securities calls.

In order to reduce the risk associated with changing interest rates, Southern regularly sells fixed rate real estate mortgage loans in the secondary market. Southern recognizes a gain at the time of the sale to the extent proceeds exceed the basis of the loan, excluding any value assigned to capitalized servicing rights. Southern originated real estate mortgage loans of $73,963,000 in 2012 compared to $41,562,000 in 2011 and $57,470,000 in 2010. Net gains on loan sales increased $873,000 in 2012 compared to 2011. Net gains on loan sales decreased $66,000 in 2011 compared to 2010.

Income and fees from automated teller machines (ATMs) and debit cards increased $132,000, or 13.0%, in 2012 compared to 2011 and $118,000, or 13.2%, in 2011 compared to 2010. Increases were primarily due to increased volumes of approved transactions.

Non-Interest Expense

Non-interest expense increased $515,000, or 3.1%, in 2012 compared to 2011 and decreased $993,000, or 5.6%, in 2011 compared to 2010.

Salaries and employee benefits expense increased $90,000, or 0.9%, in 2012 compared to 2011 and decreased $153,000, or 1.6%, in 2011 compared to 2010. At December 31, 2012, Southern had 173 full-time equivalent positions, compared to 171 and 196 at December 31, 2011 and 2010, respectively. The reduction in salaries and benefits expense in 2011, as well as full-time equivalent positions, was a result of the closure of two branches in 2011 and one branch in December 2010, as well as a concentrated effort to right-size staffing levels bank wide.

Occupancy expense decreased $198,000, or 16.6%, in 2012 compared to 2011 and decreased $159,000, or 11.8%, in 2011 compared to 2010. The decreases in 2012 and 2011 occupancy costs were primarily attributable to the aforementioned branch closures.

Equipment expense increased $64,000, or 8.5%, in 2012 compared to 2011 and decreased $139,000, or 15.5%, in 2011 compared to 2010. Depreciation expense increased $54,000 in 2012 compared to 2011, due to upgrades to the telephone system and security equipment. Depreciation expense decreased $126,000 in 2011 compared to 2010, as certain assets became fully depreciated.

Printing, postage and supplies expense decreased $44,000, or 8.9%, in 2012 compared to 2011 and decreased $96,000, or 16.2%, in 2011 compared to 2010. The decrease in 2012 was primarily a result of a number of customers opting to receive statements and notices via electronic delivery which incur no postage or printing costs. The 2011 reduction was primarily a result of outsourcing the statement rendering and mailing processes to a third party vendor during 2011.

Telecommunication expenses decreased $103,000, or 27.4%, in 2012 compared to 2011. The decrease resulted from a telephone audit completed in 2011 which identified excess telephone lines and reduced circuit costs.

Professional and outside services increased $276,000, or 30.4%, in 2012 compared to 2011 and decreased $32,000, or 3.4%, in 2011 compared to 2010. The 2012 increase was attributable to increased legal fees related to loan collections, as well as increased IT consulting fees as we researched outsourcing core system processing.

FDIC deposit assessments decreased $87,000, or 18.2%, in 2012 compared to 2011 and decreased $163,000, or 25.5%, in 2011 compared to 2010. The reductions in 2012 and 2011 were due to a formula change used to calculate the FDIC assessments. The new formula was effective April 1, 2011.

Other real estate owned (OREO) expense increased $86,000, or 58.5%, in 2012 compared to 2011 and decreased $48,000, or 24.6%, in 2011 compared to 2010. The increase in 2012 was primarily attributable to a number of larger property tax bills paid on OREO properties.

Loss on sale or write down of OREO increased $14,000, or 11.9%, in 2012 compared to 2011 and decreased $97,000, or 45.1%, in 2011 compared to 2012. There were fewer properties held and sold throughout 2011 than in 2010.

Income Taxes

Income tax provision was $1,430,000 in 2012, $959,000 in 2011 and $721,000 in 2010. Tax-exempt income continues to have a major impact on Southern’s tax expense. The benefit offsetting lower coupon rates on municipal instruments is the nontaxable feature of the income earned on such instruments. This resulted in a lower effective tax rate and reduced federal income tax expense by $358,000 in 2012, $311,000 in 2011 and $289,000 in 2010. Additional income tax information is reported in Note K to the consolidated financial statements.

Financial Condition

Total assets at December 31, 2012 totaled $528,860,000, an increase of $19,640,000, or 3.9%, from total assets of $509,220,000 at December 31, 2011. Cash and cash equivalents increased $8,149,000 and available for sale securities decreased $25,819,000 at December 31, 2012 compared to December 31, 2011. Gross loans increased $36,801,000 and deposits increased $23,659,000 at December 31, 2012 compared to December 31, 2011.

Cash and Cash Equivalents

Cash and cash equivalents at December 31, 2012 increased $8,149,000, or 19.3%, compared to balances at December 31, 2011. At December 31, 2012, Southern had balances of $36,347,000 with the Federal Reserve, compared to $29,625,000 at December 31, 2011. At December 31, 2012 and 2011, interest rate paid by the Federal Reserve exceeded the overnight federal funds rate paid by Southern’s primary correspondent bank. Cash and cash equivalents increased during 2012 primarily as a result of an increase in deposits near the end of the year.

Securities Available for Sale

The securities available for sale portfolio decreased $25,819,000, or 28.6%, from December 31, 2011 to December 31, 2012. The portfolio is monitored and securities or federal funds are purchased as deemed prudent by the Asset Liability Management Committee (ALCO). Maturities and calls were used primarily to fund loan growth during 2012.

The securities available for sale portfolio had net unrealized gains of $1,214,000 at December 31, 2012 and $1,368,000 at December 31, 2011. Management has concluded that unrealized gains and losses within the investment portfolio are temporary because management believes they are a result of market changes, rather than a reflection of credit quality.

At December 31, 2012, Southern had no investment in securities of issuers outside of the United States.

Loans

Substantially all loans are granted to customers located in Southern’s service area, which is primarily southwest Michigan. Gross loans increased $36,801,000, or 11.1%, in 2012. Gross loans increased $23,280,000, or 7.5%, in 2011. The increases in 2012 and 2011 were a result of increased loan demand, beginning primarily in the fourth quarter of 2011.

Loan commitments, consisting of unused credit card and home equity lines, available amounts on revolving lines of credit and other approved loans which have not been funded, were $79,347,000 and $77,147,000 at December 31, 2012 and 2011, respectively. A high percentage of these commitments are priced at a variable interest rate, thus minimizing Southern’s risk in a changing interest rate environment.

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

In the course of working with borrowers, Southern may choose to restructure the contractual terms of certain loans. In certain circumstances, Southern attempts to work-out an alternative payment schedule with the borrower in order to optimize collectability of the loan. Any loans that are modified are reviewed by Southern to identify if a troubled debt restructuring (“TDR”) has occurred, which is when, for economic or legal reasons related to a borrower’s financial difficulties, Southern grants a concession to the borrower that it would not otherwise consider. Terms may be modified to fit the ability of the borrower to repay in line with its current financial status and the restructuring of the loan may include the transfer of assets from the borrower to satisfy the debt, a modification of loan terms, or a combination of the two.

The following table sets forth the aggregate amount of nonperforming assets in each of the following categories:

	December 31
	2012	2011	2010
	(Dollars in thousands)
Nonaccrual loans:
Commercial and commercial real estate	$2,950	$3,626	$3,755
Real estate mortgage	2,417	2,048	1,451
Consumer	16	29	87

	5,383	5,703	5,293

Loans contractually past due 90 days or more and still on accrual:
Commercial and commercial real estate	26	6	1
Real estate mortgage	—	—	—
Consumer	7	—	—

	33	6	1

Accruing loans modified under troubled debt restructurings:
Commercial and commercial real estate	2,341	1,933	1,745
Real estate mortgage	1,232	1,607	1,552
Consumer	—	—	—

	3,573	3,540	3,297

Total nonperforming loans	8,989	9,249	8,591
Other real estate owned	1,633	1,530	1,247

Total nonperforming assets	$10,622	$10,779	$9,838

Nonperforming loans to year-end loans	2.43%	2.78%	2.78%

Nonperforming assets to total assets	2.01%	2.12%	1.99%

The balance of nonaccrual restructured loans, which is included in nonaccrual loans, was $738,000 at December 31, 2012, $694,000 at December 31, 2011 and $1,375,000 at December 31, 2010.

Nonperforming loans are subject to continuous monitoring by management and estimated losses are specifically allocated for in the allowance for loan losses where appropriate. Nonperforming loans decreased from December 31, 2011 to December 31, 2012 as a result of a decrease in nonaccrual loans. Nonperforming loans increased from December 31, 2010 to December 31, 2011 as a result of an increase in both nonaccrual loans and troubled debt restructurings. At December 31, 2012, 2011 and 2010, Southern had loans of $8,989,000, $9,881,000 and $10,766,000, respectively, which were considered impaired.

Other real estate owned of $1,633,000 at December 31, 2012, increased $103,000 from December 31, 2011. However, one commercial property was added in 2012 which accounted for 28.7% of the December 31, 2012 balance. During 2012 and 2011, loans of $2,069,000 and $892,000, respectively, were transferred to foreclosed assets. Elevated balances in other real estate continued to reflect the elevated foreclosure activity due to the poor economic conditions in Michigan.

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

Allowance for Loan Losses

The allowance for loan losses is based on quarterly assessments of the probable estimated incurred losses inherent in the loan portfolio. The allowance is maintained at a level, which in management’s judgment, is believed adequate to absorb probable incurred loan losses in the loan portfolio. While management uses the information available to make these estimates, future adjustments to the allowance may be necessary due to economic, operating or regulatory conditions beyond Southern’s control.

The allowance is based on two principles of accounting: Accounting Standards Codification (ASC) 450-10, Accounting for Contingencies and ASC 310-10, Accounting by Creditors for Impairment of a Loan. The methodology used relies on several key features, including historical loss experience, specific allowances for identified problem loans and a number of other factors recommended in regulatory guidance.

The historical loss component of the allowance is based on considering historical loss experience for each loan category. The component may be adjusted for significant factors that, in management’s judgment, will affect the collectability of the portfolio. The resulting loss estimate could materially differ from the losses actually incurred in the future.

Specific allowances are established in cases where management has identified significant conditions or circumstances related to a specific loan credit. As of December 31, 2012, specific reserves totaled $758,000 compared to $984,000 at December 31, 2011, a decrease of 23.0%.

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

The allowance for loan losses was $5,455,000, or 1.48% of loans, at December 31, 2012 compared to $5,412,000, or 1.63% of loans, at December 31, 2011.

The allowance for loan losses at December 31, 2012 consisted of $2,808,000 from the historical loss experience component and specifically allocated reserves, leaving $2,647,000 from the other factors. This compares to $3,129,000 from the historical loss experience component and specifically allocated reserves and $2,283,000 from the other factors at December 31, 2011.

At December 31, 2012, management was not aware of any problem loan that would have a material effect on loan delinquency or loan charge-offs. Loans are subject to continual review and are given management’s attention whenever a problem situation appears to be developing.

Deposits

Deposits have traditionally represented Southern’s principal source of funds. Total deposits increased 5.6%, or $23,659,000, in 2012 compared to 2011 and 2.6%, or $10,610,000, in 2011 compared to 2010. In 2012 and 2011, deposits increased in all categories, except time deposits. The majority of deposits are derived from core client sources, relating to long term relationships with local individual, business and public clients. A small amount of brokered deposits, $2,091,000 at December 31, 2012, are maintained, but are not used to support growth. Attracting and keeping traditional deposit relationships will continue to be a focus of Southern.

Southern closed two branches during early 2011. One of the branches is supported by other branch facilities in near proximity. The other branch, Cassopolis, was located outside of Southern’s primary market area. Deposit reductions from this location since December 31, 2010 totaled $6,596,000. In addition, Southern made the strategic decision based on current liquidity levels to reduce certificate of deposit rates and specials. As a result, certificate of deposit balances from non-core customers declined slightly in 2012.

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

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 2.75%. The rate at December 31, 2012 was 3.09%.

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

Shareholders’ equity increased $2,770,000, or 5.3%, from December 31, 2011 to December 31, 2012. It increased $4,022,000, or 8.4%, from December 31, 2010 to December 31, 2011. The increases for both 2012 and 2011 were primarily attributable to net income offset by dividends to shareholders. The 2012 increase was also offset by a $274,000 decrease of accumulated other comprehensive income, related to a decrease in unrealized gains on available for sale securities and an increase in accrued pension liability, net of related income taxes.

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

The FDIC is required to take specified mandatory supervisory actions and is authorized to take other discretionary actions with respect to banks in the three undercapitalized categories. The severity of the action depends upon the capital category in which the bank is placed. Subject to a narrow exception, the FDIC must generally appoint a receiver or conservator for a bank that is critically undercapitalized. A bank in any of the under-capitalized categories is required to submit an acceptable capital restoration plan to its appropriate federal banking agency. An undercapitalized bank is also generally prohibited from paying any dividends, increasing its average total assets, making acquisitions, establishing any branches or engaging in any new line of business, except under an accepted capital restoration plan or with FDIC approval.

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

Regulatory agencies have determined that the capital component created by the adoption of the requirements of ASC 320-10 should not be included in Tier 1 capital. As such, net unrealized gain or loss on available for sale securities is not included in the capital ratios listed in Note U to the consolidated financial statements, nor common stock subject to repurchase obligation in Southern’s employee stock ownership plan.

As of December 31, 2012, the capital ratios of the Bank exceeded the minimum thresholds to be categorized as “well-capitalized” under applicable regulations. Note U of our consolidated financial statements provides additional information regarding our capital ratios, and is here incorporated by reference.

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

From time to time, Southern is a participant in the federal funds market. Federal funds are generally borrowed or sold for one-day periods. The average balance of federal funds sold was $254,000 in 2012 and $269,000 in 2011. During 2012 and 2011, Southern averaged $38,627,000 and $50,658,000, respectively, on deposit at the Federal Reserve.

In the past, Southern has used overnight federal funds lines of credit with correspondent banks as a short term source of liquidity. As of December 31, 2012, Southern had available a $3 million line of credit with a correspondent bank. As a result of the decrease in federal funds lines of credit availability, collateral has been pledged at the Federal Reserve Bank “Discount Window.” At December 31, 2012, $3 million of securities were pledged that could be used for future borrowings. In addition, Southern has $5.1 million of securities which are available to be pledged for future borrowings. Southern also has the ability to borrow $32.9 million from the Federal Home Loan Bank based on FHLB stock owned and collateral pledged.

Southern’s principal source of funds to pay cash dividends is the earnings and dividends paid by the Bank, which are restricted under current banking laws and regulations. Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to Southern. At December 31, 2012, using the most restrictive of these conditions, the aggregate cash dividends the Bank could pay Southern without prior regulatory approval was $9 million.

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

Commitments and Off-Balance Sheet Risk

Southern maintains off balance sheet financial instruments in the normal course of business to meet the financing needs of its customers. These financial instruments include commitments to extend credit, letters of credit and standby letters of credit. Loan commitments to extend credit are agreements to lend to a customer at any time, as the customer’s needs vary, as long as there is no violation of any condition established in the contract. Letters of credit are used to facilitate customers’ trade transactions. Under standby letters of credit agreements, Southern agrees to honor certain commitments in the event that its customers are unable to do so. Commitments generally have fixed expiration dates or other termination clauses and may require payment of a fee. Because many of the commitments are expected to expire without being drawn upon, the total commitment amounts do not necessarily represent future cash requirements. At December 31, 2012, Southern had commitments of $79,347,000 for lines of credit, $1,767,000 in standby letters of credit and no commitments under commercial letters of credit outstanding.

These arrangements have credit risk essentially the same as that involved in extending loans to customers and are subject to Southern’s normal credit policies. Collateral generally consists of receivables, inventory and equipment and is obtained based on management’s credit assessment of the customer. These financial instruments are recorded when they are funded.

Interest Rate Sensitivity

Net interest income is the largest component of Southern’s earnings. Net interest income is the difference between the yield on interest earning assets and the cost of interest bearing liabilities. Management of interest rate sensitivity seeks to avoid fluctuating net interest margins and enhance consistent growth of net interest income through periods of changing interest rates.

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

A number of tools are used to monitor and manage interest rate risk, including income simulation and market value of equity analyses. The income simulation model is used to estimate the effect that specific interest rate changes would have on net interest income assuming 1-4% up and down ramped and shock changes to interest rates on both a static and dynamic balance sheet over a 24 month period. A 100 bp declining scenario was modeled at December 31, 2012 even though the Federal Reserve target rate remained at 0% - 0.25%. Rate declines were floored in the model so that no rate fell below zero percent. Assumptions in the simulation are based on management’s estimates, and are inherently uncertain. As a result, the models cannot predict precisely the impact of higher or lower interest rates on net interest income. The income simulation results are shown in the table below:

Ramp Change/Dynamic	% Change	Ramp Change/Static	% Change
+400	22.01%	+400	19.59%
+300	16.02%	+300	14.19%
+200	9.77%	+200	8.53%
+100	4.06%	+100	3.41%

-100	-0.59%	-100	-0.45%
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

Shock Change/Dynamic	% Change	Shock Change/Static	% Change
+400	29.43%	+400	27.99%
+300	21.59%	+300	20.51%
+200	13.10%	+200	12.34%
+100	4.97%	+100	4.55%

-100	-0.50%	-100	-0.35%
-200	NA	-200	NA
-300	NA	-300	NA
-400	NA	-400	NA

The market value of equity analysis estimates the change in the market value of equity using interest rate change scenarios from +4% to –4% in 1% increments. As with the income simulation analysis, a declining 100 bp was modeled at December 31, 2012. The following table illustrates the percent change in equity based on changes in market interest rates:

change in market value of equity
4% increase in market rates	40.37%
3% increase in market rates	31.61%
2% increase in market rates	22.02%
1% increase in market rates	11.51%

No change	0.00%

1% decrease in market rates	-11.71%
2% decrease in market rates	NA %
3% decrease in market rates	NA %
4% decrease in market rates	NA %

The results of the simulations at December 31, 2012 are outside of the guidelines set and approved by Southern’s Board of Directors, due to longer duration of non-maturity assets resulting from implementing decay rates based on Southern’s deposit portfolio, as well as an increase in non-maturity deposits. Management continues to monitor this and report the results to the Board of Directors on a quarterly basis.

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

The degree of management judgment involved in determining the fair value of a financial instrument is dependent upon the availability of quoted market prices or observable market data. For financial instruments that trade actively and have quoted market prices or observable market data, there is minimal subjectivity involved in measuring fair value. When observable market prices and data are not fully available, management’s judgment is necessary to estimate fair value. In addition, changes in the market conditions may reduce the availability of quoted prices or observable data. When market data is not available, management uses valuation techniques that require more judgment to estimate the appropriate fair value measurement. Fair value is discussed further in Note A under the heading “Fair Values of Financial Instruments” and in Note T, “Fair Value Measurements”, of the notes to the consolidated financial statements.

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

The 2012 consolidated financial statements have been audited by the independent accounting firm of CliftonLarsonAllen LLP, which was given unrestricted access to all financial records and related data, including minutes of all meetings of shareholders, the board of directors and committees of the board. Management believes that all representations made to the independent auditors during their audit were valid and appropriate. CliftonLarsonAllen LLP’s auditor’s report is presented on the following page.

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

Southern’s management, with the participation of the Chief Executive Officer and Chief Financial Officer, assessed the effectiveness of internal control over financial reporting as of December 31, 2012. In making this assessment, management used the criteria for effective internal control over financial reporting set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in “Internal Control-Integrated Framework”. Based on this assessment, management believes that, as of December 31, 2012, Southern’s internal control over financial reporting was effective based on those criteria.

There were no changes in Southern’s internal control over financial reporting that occurred during the year ended December 31, 2012 that have materially affected, or that are reasonably likely to materially affect, Southern’s internal control over financial reporting.

/s/ John H. Castle	/s/ Danice L. Chartrand

John H. Castle	Danice L. Chartrand
Chairman and Chief Executive Officer	Chief Financial Officer

February 8, 2013

Item 7A.	Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 8.	Financial Statements and Supplementary Data

SOUTHERN MICHIGAN BANCORP, INC.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Shareholders and Board of Directors

Southern Michigan Bancorp, Inc.

Coldwater, Michigan

We have audited the accompanying consolidated balance sheets of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the related consolidated statements of income, comprehensive income, changes in shareholders’ equity and cash flows for each of the three years in the period ended December 31, 2012. These consolidated financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Southern Michigan Bancorp, Inc. and its subsidiaries as of December 31, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended December 31, 2012 in conformity with accounting principles generally accepted in the United States of America.

Toledo, Ohio

March 28, 2013

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED BALANCE SHEETS

(In thousands, except share data)

	December 31,
	2012	2011
ASSETS
Cash	$3,545	$3,531
Due from banks	46,789	38,654

Cash and cash equivalents	50,334	42,185
Federal funds sold	276	287
Securities available for sale	64,525	90,344
Loans held for sale	1,776	1,088
Loans, net of allowance for loan losses of $5,455 - 2012 ($5,412 - 2011)	364,150	327,392
Premises and equipment, net	12,419	12,546
Accrued interest receivable	2,059	2,148
Cash surrender value of life insurance	10,644	10,312
Goodwill	13,422	13,422
Other intangible assets, net	1,341	1,666
Other assets	7,914	7,830

Total Assets	$528,860	$509,220

LIABILITIES AND SHAREHOLDERS’ EQUITY
Liabilities
Deposits
Non-interest bearing	$87,013	$61,930
Interest bearing	357,157	358,581

Total deposits	444,170	420,511
Securities sold under agreements to repurchase and overnight borrowings	16,134	18,074
Accrued expenses and other liabilities	5,662	4,568
Other borrowings	1,039	7,751
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in Employee Stock Ownership Plan, 125,125 shares outstanding in 2012 (115,170 shares in 2011)	2,065	1,296

Total Liabilities	474,225	457,355

Shareholders’ equity
Preferred stock, 100,000 shares authorized; none issued or outstanding	—	—
Common stock, $2.50 par value:
Authorized – 4,000,000 shares
Issued – 2,375,975 shares in 2012 (2,358,599 shares in 2011)
Outstanding (other than ESOP shares) – 2,250,850 shares in 2012 (2,243,429 shares in 2011)	5,627	5,609
Additional paid-in capital	17,700	18,278
Retained earnings	31,046	27,576
Accumulated other comprehensive income, net	297	571
Unearned Employee Stock Ownership Plan shares	(35)	(169)

Total Shareholders’ Equity	54,635	51,865

Total Liabilities and Shareholders’ Equity	$528,860	$509,220

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF INCOME

(In thousands, except per share data)

	Year ended December 31,
	2012	2011	2010
Interest income:
Loans, including fees	$18,478	$17,664	$18,888
Securities:
Taxable	450	631	604
Tax-exempt	959	920	769
Other	104	172	155

Total interest income	19,991	19,387	20,416
Interest expense:
Deposits	2,329	3,141	3,777
Other	488	610	693

Total interest expense	2,817	3,751	4,470

Net Interest Income	17,174	15,636	15,946
Provision for loan losses	1,350	1,050	1,375

Net Interest Income after Provision for Loan Losses	15,824	14,586	14,571

Non-interest income:
Service charges on deposit accounts	1,695	2,032	2,412
Trust fees	1,126	1,120	997
Net securities gains	3	29	207
Net gains on loan sales	2,108	1,235	1,301
Earnings on life insurance assets	332	347	349
ATM and debit card fee income	1,147	1,015	897
Gain on life insurance proceeds	—	—	156
Other	770	707	632

Total non-interest income	7,181	6,485	6,951

Non-interest expense:
Salaries and employee benefits	9,713	9,623	9,776
Occupancy, net	996	1,194	1,353
Equipment	821	757	896
Printing, postage and supplies	452	496	592
Telecommunication	273	376	386
Professional and outside services	1,185	909	941
Software maintenance	555	435	410
Amortization of other intangibles	325	339	350
ATM expenses	422	371	333
Advertising and marketing	316	224	270
FDIC deposit assessments	390	477	640
Other real estate owned expenses	233	147	195
Loss on sale or write down of other real estate owned	132	118	215
Other	1,412	1,244	1,346

Total non-interest expense	17,225	16,710	17,703

Income before income taxes	5,780	4,361	3,819
Income tax provision	1,430	959	721

Net Income	$4,350	$3,402	$3,098

Basic Earnings Per Common Share	$1.84	$1.46	$1.34

Diluted Earnings Per Common Share	$1.84	$1.46	$1.34

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME

(In thousands, except per share data)

	Year Ended December 31,
	2012	2011	2010

Net Income	$4,350	$3,402	$3,098

Other Comprehensive Income (Loss):
Unrealized gain (loss) on available for sale securities	(151)	1,256	(287)
Accrued pension liability	(261)	(106)	(53)
Reclassification adjustments for net realized gains included in net income	(3)	(29)	(207)

	(415)	1,121	(547)
Income tax effect	(141)	382	(186)

Other comprehensive income (loss)	(274)	739	(361)

Total Comprehensive Income	$4,076	$4,141	$2,737

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CHANGES IN SHAREHOLDERS’ EQUITY

(In thousands, except number of shares and per share data)

Years ended December 31, 2012, 2011 and 2010

	Common Stock	Additional Paid-In Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss), Net	Unearned ESOP Shares	Total
Balance at January 1, 2010	$5,553	$18,363	$22,062	$193	$(437)	$45,734
Net income for 2010			3,098			3,098
Net change in other comprehensive income items				(361)		(361)
Cash dividends declared - $.20 per share			(468)			(468)
Issuance of restricted stock (18,325 shares of common stock at $10.10 per share)	46	(46)				—
Vesting of restricted stock		79				79
Restricted stock forfeiture (1,018 shares)	(2)	2				—
Change in common stock subject to repurchase	(14)	(440)				(454)
Reduction of ESOP obligation					140	140
Stock option expense		75				75

Balance at December 31, 2010	5,583	18,033	24,692	(168)	(297)	47,843
Net income for 2011			3,402			3,402
Net change in other comprehensive income items				739		739
Cash dividends declared - $.22 per share			(518)			(518)
Issuance of restricted stock (18,525 shares of common stock at $12.70 per share)	46	(46)				—
Vesting of restricted stock		105				105
Restricted stock forfeiture (643 shares)	(2)	2				—
Change in common stock subject to repurchase	(18)	121				103
Reduction of ESOP obligation					128	128
Stock option expense		63				63

Balance at December 31, 2011	5,609	18,278	27,576	571	(169)	51,865
Net income for 2012			4,350			4,350
Net change in other comprehensive income items				(274)		(274)
Cash dividends declared - $.37 per share			(880)			(880)
Issuance of restricted stock (18,125 shares of common stock at $11.20 per share)	45	(45)				—
Vesting of restricted stock		171				171
Stock options exercised (760 shares)	2	4				6
Restricted stock forfeiture (1,082 shares)	(3)	3				—
Change in common stock subject to repurchase	(26)	(743)				(769)
Reduction of ESOP obligation					134	134
Stock option expense		32				32

Balance at December 31, 2012	$5,627	$17,700	$31,046	$297	$(35)	$54,635

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(In thousands)

	Year ended December 31,
	2012	2011	2010
Operating Activities
Net income	$4,350	$3,402	$3,098
Adjustments to reconcile net income to net cash from operating activities:
Provision for loan losses	1,350	1,050	1,375
Depreciation of premises and equipment	923	869	995
Deferred income taxes	(122)	150	175
Amortization of other intangible assets	325	339	350
Net amortization of available-for-sale securities	588	952	586
Stock option and restricted stock grant compensation expense	203	168	154
Net gains on security calls and sales	(3)	(29)	(207)
Loans originated for sale	(73,963)	(41,562)	(57,470)
Proceeds on loans sold	75,383	44,346	56,739
Net gains on loan sales	(2,108)	(1,235)	(1,301)
Net loss from sale or write down of other real estate owned	132	118	215
Gain on life insurance proceeds	—	—	(156)
Net loss (gain) on disposal of premises and equipment	(9)	7	29
Net change in obligation under ESOP	134	128	140
Net change in:
Accrued interest receivable	89	(41)	(53)
Cash surrender value	(332)	(347)	(349)
Other assets	282	628	826
Accrued expenses and other liabilities	713	44	383

Net cash from operating activities	7,935	8,987	5,529

Investing Activities
Activity in available for sale securities:
Proceeds on securities sold	—	—	7,445
Proceeds from maturities and calls	42,686	38,493	48,172
Purchases	(17,606)	(69,305)	(58,770)
Net change in federal funds sold	11	(12)	2,265
Proceeds from life insurance	—	—	421
Loan originations and payments, net	(40,177)	(25,504)	20,254
Proceeds from sale of other real estate owned	1,834	481	1,239
Proceeds from sale of equipment	62	58	91
Proceeds from sale of FHLB stock	—	176	169
Additions to premises and equipment	(849)	(881)	(800)

Net cash from investing activities	(14,039)	(56,494)	20,486

Financing Activities
Net change in deposits	23,659	10,610	28,996
Net change in securities sold under agreements to repurchase and overnight borrowings	(1,940)	3,047	228
Proceeds from other borrowings	—	—	5,000
Repayments of other borrowings	(6,712)	(2,328)	(5,753)
Stock options exercised	6	—	—
Cash dividends paid	(760)	(470)	(467)

Net cash from financing activities	14,253	10,859	28,004

Net change in cash and cash equivalents	8,149	(36,648)	54,019
Beginning cash and cash equivalents	42,185	78,833	24,814

Ending cash and cash equivalents	$50,334	$42,185	$78,833

The accompanying notes are an integral part of the consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES

Nature of Operations and Industry Segments: Southern Michigan Bancorp, Inc. (the Company) is a Michigan corporation and registered bank holding company under the Bank Holding Company Act of 1956. The Company’s business is concentrated in a single operating segment: commercial banking. The Company’s wholly-owned subsidiary bank, Southern Michigan Bank & Trust (the Bank), offers individuals, businesses, institutions and government agencies a full range of commercial banking services primarily in the southwest Michigan communities in which the Bank is located and in areas immediately surrounding these communities. The Bank makes commercial and consumer loans to customers. The majority of loans are secured by business assets, commercial and residential real estate, and consumer assets. There are no foreign loans.

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

Under certain circumstances, the Bank may provide borrowers relief through loan restructurings. A restructuring of debt constitutes a troubled debt restructuring (TDR) if the Bank, for economic or legal reasons related to the borrower’s financial difficulties, grants a concession to the borrower that it would not otherwise consider. Concessions may include reduction of interest rates, extension of maturity dates, forgiveness of principal or interest due, or acceptance of other assets in full or partial satisfaction of the debt. TDR loans typically present an elevated level of credit risk as the borrowers are not able to perform according to the original contractual terms. Loans that are reported as TDRs are considered impaired and measured for impairment, as previously described. TDR loans that have performed as agreed under the restructured terms for a period of 12 months or longer may cease to be reported as a TDR loan. However, the loan continues to be individually evaluated for impairment.

Premises and Equipment: Premises and equipment are stated at cost, less accumulated depreciation. Depreciation is computed principally using straight line or accelerated methods over their estimated useful lives. The estimated useful lives are 10 to 40 years for buildings and improvements and 3 to 10 years for furniture and equipment. These assets are reviewed for impairment when events indicate their carrying amount may not be recoverable from future undiscounted cash flows. Maintenance, repairs and minor alterations are charged to current operations as expenditures occur. Major improvements are capitalized. Land is carried at cost.

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

The Company’s most recent annual impairment analysis as of November 30, 2012, indicated that the Step 2 analysis was not required.

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

Other Real Estate Owned: Other real estate owned was $1,633,000 and $1,530,000 at December 31, 2012 and 2011, respectively, and is included in other assets. Other real estate owned is comprised of properties acquired through a foreclosure proceeding or acceptance of a deed in lieu of foreclosure. These properties are initially recorded at fair value less estimated cost to sell at the date of foreclosure, establishing a new cost basis. After foreclosure, valuations are periodically performed by management and other real estate owned is carried at the lower of carrying amount or fair value less estimated cost to sell. Expenses, gains and losses on disposition, and reductions in carrying value are reported as non-interest expense.

Stock Based Compensation: The Company has adopted the requirements of “share-based payment transactions”, using the modified prospective transition method. Under this method, the Company recognizes compensation cost for stock based compensation for all new or modified grants.

See Note M regarding the various assumptions used in computing the compensation expense.

Advertising Costs: Advertising costs are expensed as incurred.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Income Taxes: The income tax provision is the total of the current year income tax due or refundable and the change in deferred tax assets and liabilities. Deferred tax assets and liabilities are the expected future tax amounts for the temporary differences between carrying amounts and tax bases of assets and liabilities, computed using enacted tax rates. A valuation allowance, if needed, reduces deferred tax assets to the amount expected to be realized. Benefits from tax positions taken or expected to be taken in a tax return are not recognized if the likelihood that the tax position would be sustained upon examination by a taxing authority is considered to be 50% or less. Any interest and penalties resulting from the filing of the income tax returns is included in the provision for income taxes.

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

Fair Values of Financial Instruments: Fair values of financial instruments are estimated using relevant market information and other assumptions, as more fully disclosed in Note S. Fair value estimates involve uncertainties and matters of significant judgment regarding interest rates, credit risk, prepayments and other factors, especially in the absence of broad markets for particular items. Changes in assumptions or in market conditions could significantly affect such estimates.

Concentrations of Credit Risk: The Company grants commercial, real estate and installment loans to customers mainly in southwest Michigan. Commercial loans include loans collateralized by commercial real estate, business assets and agricultural loans collateralized by crops and farm equipment. Commercial loans make up approximately 74% of the loan portfolio at December 31, 2012 (71% at December 31, 2011) and such loans are expected to be repaid from cash flow from operations of businesses. Residential mortgage loans make up approximately 24% of the loan portfolio at December 31, 2012 (27% at December 31, 2011) and are collateralized by mortgages on residential real estate. Consumer loans make up approximately 2% of the loan portfolio at December 31, 2012 (2% at December 31, 2011) and are primarily collateralized by consumer assets.

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

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

Financial Instruments with Off-Balance-Sheet Risk: Financial instruments include off-balance-sheet credit instruments, such as commitments to make loans and standby letters of credit issued to meet customer needs. The face amount for these items represents the exposure to loss before considering customer collateral or ability to repay. Such financial instruments are recorded when they are funded. Commitments may include interest rates determined prior to funding the loan (rate lock commitments). Rate lock commitments on loans intended to be sold are considered to be derivatives. Such commitments were not material at December 31, 2012 and 2011.

Cash Balances: The Company maintains deposits with other correspondent banks. Certain of these deposits may exceed FDIC insured limits.

Loss Contingencies: Loss contingencies, including claims and legal actions arising in the ordinary course of business, are recorded as liabilities when the likelihood of loss is probable and an amount or range of loss can be reasonably estimated. Management does not believe there are any such matters outstanding as of December 31, 2012 that will have a material future adverse effect on the consolidated financial statements.

Subsequent Events: Management evaluated subsequent events through the date the consolidated financial statements were issued. Events or transactions occurring after December 31, 2012, but prior to when the consolidated financial statements were issued, that provided additional evidence about conditions that existed at December 31, 2012, have been recognized in the consolidated financial statements for the year ended December 31, 2012. Events or transactions that provided evidence about conditions that did not exist at December 31, 2012, but arose before the consolidated financial statements were issued, have not been recognized in the consolidated financial statements for the year ended December 31, 2012.

Reclassifications: Certain items in the 2011 and 2010 consolidated financial statements have been reclassified to conform to the current year presentation.

Adoption of New Accounting Standards:. In May 2011, the Financial Accounting Standards Board (FASB) issued ASU No. 2011-04 Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs. The amendments in ASU 2011-04 generally represent clarifications of Topic 820, but also include some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 results in common principles and requirements for measuring fair value and for disclosing information about fair value measurements in accordance with U.S. GAAP and IFRSs. The amendments in ASU 2011-04 are to be applied prospectively. ASU 2011-04 was adopted effective January 1, 2012, but did not have any impact on the Company’s consolidated financial position or results of operations.

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

The Company adopted ASU 2011-05 for the first quarter of 2012 and elected to present the components of other comprehensive income in a separate statement. The adoption of ASU 2011-05 did not have any impact on the Company’s consolidated financial condition or results of operations.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE A – NATURE OF OPERATIONS AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

In September 2011, FASB issued ASU 2011-08, Intangibles – Goodwill and Other (Topic 350) Testing Goodwill for Impairment. The amendments in ASU 2011-08 give the entity the option of first assessing qualitative factors to determine whether the existence of events or circumstances leads to a determination that it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If, after the assessment, the entity determines it is not more likely than not that the fair value of a reporting unit is less than its carrying amount, then performing the two-step impairment test is unnecessary. The amendments in ASU 2011-08 are effective for annual and interim goodwill impairment tests performed for fiscal years beginning after December 15, 2011. The Company elected to continue to have an independent valuation performed as of November 30, 2012 to assess goodwill impairment. As a result, ASU 2011-08 had no impact on the Company’s 2012 consolidated financial statements.

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

In July 2012, the FASB amended existing guidance relating to testing indefinite-lived intangible assets for impairment. The amendment permits an assessment of qualitative factors to determine whether the existence of events and circumstances indicates that it is more likely than not that the indefinite-lived intangible asset is impaired. If, after assessing the totality of events and circumstances, it is concluded that it is not more likely than not that the indefinite-lived intangible asset is impaired, then no further action is required. However, after the same assessment, if it is concluded that it is more like than not that the indefinite-lived intangible asset is impaired, then a quantitative impairment test should be performed whereby the fair value of the indefinite-lived intangible asset is compared to the carrying amount. The amendments in this guidance are effective for annual and interim impairment tests performed for fiscal years beginning after September 15, 2012. While early adoption is permitted, the Company expects to adopt this guidance in 2013 and has not yet determined what, if any, impact the adoption will have on its consolidated financial statements.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE B – BASIC AND DILUTED EARNINGS PER COMMON SHARE

A reconciliation of the numerators and denominators of basic and diluted earnings per common share for the years ended December 31, 2012, 2011 and 2010 is presented below:

	2012	2011	2010
Basic Earnings Per Common Share

Net income (in thousands)	$4,350	$3,402	$3,098

Weighted average common shares outstanding	2,374,831	2,350,180	2,339,490

Less: Unallocated ESOP shares	(11,839)	(20,733)	(27,851)

Weighted average common shares outstanding for basic earnings per common share	2,362,992	2,329,447	2,311,639

Basic earnings per common share	$1.84	$1.46	$1.34

Diluted Earnings Per Common Share

Net income (in thousands)	$4,350	$3,402	$3,098

Weighted average common shares outstanding for basic earnings per common share	2,362,992	2,329,447	2,311,639

Add: Dilutive effects of assumed exercises of stock options	6,298	4,378	3,636

Average shares and dilutive potential of common shares outstanding	2,369,290	2,333,825	2,315,275

Diluted earnings per common share	$1.84	$1.46	$1.34

Stock options for 185,426, 199,961 and 196,394 shares of common stock were not considered in computing diluted earnings per share for 2012, 2011 and 2010, respectively, because they were anti-dilutive.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C - SECURITIES

Year end investment securities were as follows (in thousands):

Available for Sale, December 31, 2012	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agencies	$15,985	$45	$—	$16,030
U.S. government sponsored entities and agencies	7,848	54	—	7,902
States and political subdivisions	33,889	1,112	(23)	34,978
Mortgage-backed securities	5,589	26	—	5,615

Total	$63,311	$1,237	$(23)	$64,525

Available for Sale, December 31, 2011	Amortized Cost	Gross Unrealized Gains	Gross Unrealized Losses	Fair Value
Federal agencies	$28,303	$132	$—	$28,435
U.S. government sponsored entities and agencies	22,855	101	—	22,956
States and political subdivisions	32,324	1,124	(3)	33,445
Asset-backed securities	2,487	—	(11)	2,476
Mortgage-backed securities	3,007	25	—	3,032

Total	$88,976	$1,382	$(14)	$90,344

Securities with unrealized losses at December 31, 2012 and 2011 that have not been recognized in income are as follows (in thousands):

2012	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States and political subdivisions	$3,492	$(23)	$—	$—	$3,492	$(23)

Total temporarily impaired	$3,492	$(23)	$—	$—	$3,492	$(23)

2011	Continued Unrealized Loss for Less than 12 Months		Continued Unrealized Loss for 12 Months or More		Total
Description of Securities	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
States and political subdivisions	$1,005	$(3)	$—	$—	$1,005	$(3)
Mortgage-backed securities	—	—	2,487	(11)	2,487	(11)

Total temporarily impaired	$1,005	$(3)	$2,487	$(11)	$3,492	$(14)

The Bank had 13 securities in an unrealized loss position at December 31, 2012, all for a period of less than 12 months. Unrealized losses have not been recognized into income as management believes the issuers are of sound credit quality, management has no intent to sell the securities, the Company has the ability to hold the securities to maturity and the decline in fair value is largely due to changes in market interest rates. The fair value is expected to recover as the bonds approach their maturity date.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE C – SECURITIES (CONTINUED)

The proceeds from sales of securities and the associated gains are listed below (in thousands):

	2012	2011	2010
Proceeds	$—	$—	$7,445
Gross gains	—	—	206

The tax provision related to gross realized gains was $70,000 for 2010.

Gains on calls of securities were $3,000, $29,000 and $1,000 for 2012, 2011 and 2010, respectively.

The amortized cost and fair value of the investment securities portfolio are shown by contractual maturity. Contractual maturities of debt securities at year-end 2012 were as follows (in thousands):

	Amortized Cost	Fair Value
Due in one year or less	$25,735	$25,871
Due from one to five years	16,162	16,604
Due from five to ten years	11,316	11,721
Due after ten years	4,509	4,714
Mortgage-backed securities	5,589	5,615

Total	$63,311	$64,525

Securities not due at a single maturity date, primarily mortgage-backed securities, are shown separately. Expected maturities may differ from contractual maturities because borrowers may have the right to call or prepay obligations with or without call or prepayment penalties.

Securities with a carrying value of $28,234,000 and $32,089,000, respectively, were pledged as collateral for repurchase accounts and for other purposes at year-end 2012 and 2011.

At December 31, 2012 and 2011, the fair value of securities issued by the State of Michigan and all its political subdivisions totaled $28,443,000 and $26,314,000, respectively. No other securities of any single issuer were greater than 10% of shareholders’ equity.

Investments in the Federal Home Loan Bank of Indianapolis stock totaled $1,701,000 at December 31, 2012 and 2011 and are included in other assets because such investments are considered restricted. Such investments are recorded at cost and evaluated for impairment.

At December 31, 2012, the Company had no investment in securities of issuers outside of the United States.

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES

Loans at year-end were as follows (in thousands):

	2012	2011

Commercial	$82,543	$70,056
Real estate - commercial	172,764	150,829
Real estate - construction	16,802	12,479
Consumer	8,349	8,167
Real estate mortgage	89,147	91,273

	369,605	332,804
Less allowance for loan losses	(5,455)	(5,412)

Loans, net	$364,150	$327,392

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

Credit Risk Elements:

Construction loans are underwritten utilizing independent appraisals, sensitivity analysis of absorption, vacancy and lease rates and financial analysis of the developers and property owners. Construction loans are generally based upon estimates of costs and value associated with completion of the project. Construction loans often involve the disbursement of funds with repayment substantially dependent on the success of the ultimate project. These loans are closely monitored by on-site inspections and are considered to have higher risks than other real estate loans due to their ultimate repayment being sensitive to interest rate changes, general economic conditions and the availability of long-term financing. The Bank typically requires guarantees on these loans. The Bank’s construction loans are secured primarily by properties located in its primary market area.

The Bank originates 1 – 4 family real estate and consumer loans utilizing credit reports to supplement the underwriting process. The Bank’s manual underwriting standards for 1 – 4 family loans are generally in accordance with Federal Home Loan Mortgage Corporation and loan policy manual underwriting guidelines. Properties securing 1 – 4 family real estate loans are appraised by fee appraisers, which are independent of the loan origination function and have been approved by management. The loan-to-value ratios normally do not exceed 80% without credit enhancements such as mortgage insurance. The Bank will lend up to 100% of the lesser of the appraised value or purchase price for conventional 1 – 4 family real estate loans, provided private mortgage insurance is obtained. The underwriting standards for consumer loans include a determination of the applicant’s payment history on other debts and an assessment of their ability to meet existing obligations and payments on the proposed loan. To monitor and manage loan risk, policies and procedures are developed and modified, as needed by management. This activity, coupled with smaller loan amounts that are spread across many individual borrowers, minimizes risk. Additionally, market conditions are reviewed by management on a regular basis. The Bank’s 1 – 4 family real estate loans are secured primarily by properties located in its primary market area.

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

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

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

At December 31, 2012 and 2011, certain directors and executive officers of the Company, including their associates and companies in which they are principal owners, were indebted to the Bank. The following is a summary of activity of loans (in thousands) exceeding $60,000 in the aggregate to these individuals and their associates. All of these loans were made in the ordinary course of business, were made on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable loans with persons not related to the Company and did not involve more than the normal risk of collectability or present other unfavorable features. None of these loans were in default at December 31, 2012. Other changes include adjustments for loans applicable to one reporting period that are excludable from the other reporting period.

	2012	2011	2010

Balance at January 1	$13,542	$14,099	$16,578
New loans, including renewals	5,306	11,230	7,805
Repayments	(4,626)	(11,659)	(10,192)
Other changes, net	58	(128)	(92)

Balance at December 31	$14,280	$13,542	$14,099

The unpaid principal balance of mortgage loans serviced for others, which are not included on the consolidated balance sheet, was $197,238,000 and $168,025,000 at December 31, 2012 and 2011, respectively.

Activity for capitalized mortgage servicing rights, included in other assets, was as follows (in thousands):

	2012	2011	2010

Balance at January 1	$969	$868	$753
Additions	641	412	371
Amortized to expense	(367)	(311)	(256)

Balance at December 31	$1,243	$969	$868

No valuation allowance for capitalized mortgage servicing rights was considered necessary at December 31, 2012 or 2011 because the estimated fair value of such rights exceeded the carrying value.

Changes in the allowance for loan losses for the years ended December 31 were as follows (in thousands):

	2012	2011	2010

Balance at January 1	$5,412	$5,694	$6,075
Provision for loan losses	1,350	1,050	1,375
Loans charged off	(1,547)	(1,561)	(2,031)
Recoveries	240	229	275

Net charge-offs	(1,307)	(1,332)	(1,756)

Balance at December 31	$5,455	$5,412	$5,694

In evaluating the allowance for loan losses, loans are analyzed based on the department originating the loan (commercial, mortgage or consumer), which in some instances may be different than how the loans are categorized for regulatory reporting purposes. Consequently, loan groupings may vary within the disclosures.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is an analysis of the allowance for loan losses by portfolio segment based on impairment method as of and for the years ended December 31, 2012 and 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
December 31, 2012
Balance at January 1	$4,039	$68	$1,155	$150	$5,412
Provision for loan losses	1,038	9	249	54	1,350
Loans charged off	(1,084)	(40)	(341)	(82)	(1,547)
Recoveries	165	20	42	13	240

Balance at December 31	$4,158	$57	$1,105	$135	$5,455

Ending balance individually evaluated for impairment	$534	—	$224	—	$758

Ending balance collectively evaluated for impairment	3,624	57	881	135	4,697

Total	$4,158	$57	$1,105	$135	$5,455

December 31, 2011

Balance at January 1	$4,239	$87	$1,211	$157	$5,694
Provision for loan losses	498	14	433	105	1,050
Loans charged off	(875)	(71)	(498)	(117)	(1,561)
Recoveries	177	38	9	5	229

Balance at December 31	$4,039	$68	$1,155	$150	$5,412

Ending balance individually evaluated for impairment	$744	—	$240	—	$984

Ending balance collectively evaluated for impairment	3,295	68	915	150	4,428

Total	$4,039	$68	$1,155	$150	$5,412

Commercial loans also include demand deposit loan account charge-offs and recoveries amounting to $132,000 and $125,000, respectively, for the year ended December 31, 2012 and $167,000 and $72,000, respectively, for the year ended December 31, 2011.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following is a summary of the recorded investment in loans, by portfolio segment and based on impairment method, as of December 31, 2012 and 2011 (in thousands):

	Commercial including Commercial Real Estate	Consumer	Real Estate Mortgage 1st Lien	Real Estate Mortgage Junior Lien	Total
December 31, 2012:
Ending balance individually evaluated for impairment	$5,964	$17	$2,879	$129	$8,989

Ending balance collectively evaluated for impairment	276,539	7,884	64,143	12,050	360,616

Ending balance	$282,503	$7,901	$67,022	$12,179	$369,605

December 31, 2011:
Ending balance individually evaluated for impairment	$6,440	$29	$3,326	$86	$9,881

Ending balance collectively evaluated for impairment	237,263	7,800	64,927	12,933	322,923

Ending balance	$243,703	$7,829	$68,253	$13,019	$332,804

The following tables present loans individually evaluated for impairment by class of loans as of December 31, 2012 and December 31, 2011 (in thousands):

December 31, 2012	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:

Commercial	$492	$492	$—
Real estate - commercial	2,599	2,194	—
Real estate - construction	80	80	—
Consumer	16	16	—
Real estate mortgage	1,835	1,698	—

With an allowance recorded:
Commercial	482	423	37
Real estate - commercial	1,590	1,561	122
Real estate - construction	188	188	161
Consumer	—	—	—
Real estate mortgage	2,337	2,337	438

Total	$9,619	$8,989	$758

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2011	Unpaid Principal Balance	Recorded Investment	Allowance for Loan Losses Allocated

With no related allowance recorded:

Commercial	$135	$135	$—
Real estate - commercial	2,808	2,649	—
Real estate - construction	244	232	—
Consumer	29	29	—
Real estate mortgage	2,999	2,485	—

With an allowance recorded:
Commercial	804	744	26
Real estate - commercial	1,434	1,403	490
Real estate - construction	—	—	—
Consumer	—	—	—
Real estate mortgage	2,204	2,204	468

Total	$10,657	$9,881	$984

Information regarding impaired loans at December 31 follows (in thousands):

	2012	2011	2010

Average balance of impaired loans during the year	$9,486	$10,530	$11,719

Cash basis interest income recognized during the year	$252	$250	$345

Interest income recognized during the year	$268	$285	$396

The Company’s loan portfolio also includes certain loans that have been modified in a TDR, where economic concessions have been granted to borrowers who have experienced or are expected to experience financial difficulties. These concessions typically result from the Company’s loss mitigation activities and could include reductions in the interest rate, payment extensions, forgiveness of principal, forbearance or other actions.

When the Company modifies a loan, management evaluates any possible concession based on the present value of expected future cash flows, discounted at the contractual interest rate of the original loan agreement, except when the sole source of repayment for the loan is the liquidation of collateral. In these cases, management uses the current fair value of the collateral, less selling costs. If management determines that the value of the modified loan is less than the recorded investment in the loan (net of previous charge-offs and deferred loan fees or costs), impairment is recognized through an allowance estimate or a charge-off to the allowance.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

The following table summarizes the number and volume of TDRs the Company has recorded in its loan portfolio as of December 31, 2012 and 2011, as well as the number of TDR loans added each year and the amount of specific reserves in the allowance for loan losses relating to TDRs (dollars in thousands):

	Total			Added During the Year
December 31, 2012	Number of Loans	Amount	Specific Reserves Allocated	Number of Loans	Amount	Specific Reserves Allocated

Commercial	6	$740	$37	1	$98	$—
Real estate - commercial	7	2,088	122	2	518	11
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage	17	1,483	117	2	92	30
Consumer	—	—	—	—	—	—

Total	30	$4,311	$276	5	$708	$41

December 31, 2011

Commercial	5	$733	$23	2	$267	$11
Real estate - commercial	5	1,619	13	2	455	13
Real estate - construction	—	—	—	—	—	—
Real estate - mortgage	21	1,882	181	13	1,182	112
Consumer	—	—	—	—	—	—

Total	31	$4,234	$217	17	$1,904	$136

The modification of the terms of loans that resulted in a TDR included one or a combination of the following: a reduction of the stated interest rate of the loan or an extension of the maturity date or amortization period. The post-modified loan balance for TDR’s was essentially the same as the pre-modified balance.

The Company has not committed to lend any additional funds to these borrowers.

There was one $30,000 real estate mortgage TDR in default of its modified terms as of December 31, 2012. No charge off or specific reserve was recorded for this loan through December 31, 2012.

The following table presents the aging of the recorded investment in past due and nonaccrual loans as of December 31, 2012 and December 31, 2011 by class of loans (in thousands):

December 31, 2012	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non-Accrual	Loans Not Past Due or Non-Accrual	Total

Commercial	$46	$—	$—	$46	$492	$82,005	$82,543
Real estate - commercial	199	62	—	261	2,189	170,314	172,764
Real estate - construction	10	—	26	36	269	16,497	16,802
Consumer	22	6	7	35	16	8,298	8,349
Real estate mortgage	442	109	—	551	2,417	86,179	89,147

Total	$719	$177	$33	$929	$5,383	$363,293	$369,605

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2011	Loans Past Due Accruing Interest
	30-59 Days	60-89 Days	Over 90 Days	Total	Loans on Non-Accrual	Loans Not Past Due or Non-Accrual	Total

Commercial	$182	$120	$6	$308	$413	$69,335	$70,056
Real estate - commercial	538	144	—	682	2,982	147,165	150,829
Real estate - construction	—	—	—	—	231	12,248	12,479
Consumer	22	4	—	26	29	8,112	8,167
Real estate mortgage	1,476	780	—	2,256	2,048	86,969	91,273

Total	$2,218	$1,048	$6	$3,272	$5,703	$323,829	$332,804

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

Pass: Loans classified as pass have no existing or known potential weaknesses deserving of management’s close attention.

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

As of December 31, 2012 and December 31, 2011, based on the most recent analysis performed, the risk category of loans by class of loans was as follows (in thousands):

December 31, 2012	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total

Commercial	$72,521	$8,993	$1,029	$—	$—	$82,543
Real estate - commercial	156,105	10,755	4,971	—	933	172,764
Real estate - construction	10,572	869	359	—	5,002	16,802
Real estate - mortgage	9,797	2,483	2,533	—	74,334	89,147
Consumer	—	—	—	—	8,349	8,349

Total	$248,995	$23,100	$8,892	$—	$88,618	$369,605

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE D – LOANS AND ALLOWANCE FOR LOAN LOSSES (CONTINUED)

December 31, 2011	Pass	Special Mention	Substandard	Doubtful	Not Risk Rated	Total

Commercial	$59,492	$5,855	$4,709	$—	$—	$70,056
Real estate - commercial	128,405	14,681	7,437	—	306	150,829
Real estate - construction	5,547	2,542	520	—	3,870	12,479
Real estate - mortgage	7,399	3,177	2,743	—	77,954	91,273
Consumer	—	—	—	—	8,167	8,167

Total	$200,843	$26,255	$15,409	$—	$90,297	$332,804

NOTE E – PREMISES AND EQUIPMENT, NET

Premises and equipment, net at December 31 consisted of (in thousands):

	2012	2011

Land	$2,362	$2,362
Buildings and improvements	17,025	16,854
Furniture and equipment	8,628	10,255

	28,015	29,471
Less accumulated depreciation	(15,596)	(16,925)

Totals	$12,419	$12,546

Depreciation of premises and equipment charged to operations was $923,000, $869,000 and $995,000 in 2012, 2011 and 2010, respectively.

Rent expense under operating leases amounted to $110,000, $50,000 and $42,000 in 2012, 2011 and 2010, respectively.

Lease commitments under noncancelable operating equipment leases at December 31, 2012 were as follows (in thousands):

2013	$136
2014	107
2015	107
2016	107
2017	27
Thereafter	6

Total	$490

NOTE F – INTANGIBLE ASSETS

Acquired core deposit intangible assets as of December 31 were as follows (in thousands):

	2012	2011

Gross carrying amount	$3,122	$3,122
Accumulated amortization	(1,781)	(1,456)

Unamortized balance	$1,341	$1,666

Amortization of core deposit intangible assets for the years ended December 31, 2012, 2011 and 2010 was $325,000, $339,000 and $350,000, respectively.

Estimated future amortization of core deposit intangible assets for each of the years subsequent to December 31, 2012 is as follows (in thousands):

2013	$296
2014	284
2015	272
2016	260
2017	229

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE G – DEPOSITS

The carrying amount of domestic deposits at year-end follows (in thousands):

	2012	2011

Non-interest bearing checking	$87,013	$61,930
Interest bearing checking	119,241	110,153
Savings	55,478	53,468
Money market accounts	78,953	74,996
Time deposits	103,485	119,964

Totals	$444,170	$420,511

The carrying amount of time deposits over $100,000 was $35,962,000 and $42,358,000 at December 31, 2012 and 2011, respectively. Interest expense on time deposits over $100,000 was $584,000, $898,000 and $979,000 for the years ended December 31, 2012, 2011 and 2010, respectively.

At year-end 2012, scheduled maturities of time deposits were as follows for the years ending December 31 (in thousands):

2013	$46,424
2014	36,470
2015	12,924
2016	4,680
2017	2,979
Thereafter	8

Total	$103,485

Related party deposits were $17,781,000 and $24,522,000 at December 31, 2012 and 2011, respectively.

NOTE H – OTHER BORROWINGS

Other borrowings at December 31, 2012 and 2011 included $1,039,000 and $6,117,000, respectively, of advances from the Federal Home Loan Bank (FHLB) of Indianapolis. Advances outstanding at December 31, 2012 require payments through December 31, 2013 with fixed interest rates ranging from 4.29% to 4.57%, with a weighted average rate of 4.30%. Principal is due at maturity for the advances.

All of the advances are secured by blanket collateral agreements with the FHLB, which gives the FHLB an unperfected security interest in certain one-to-four family mortgage, home equity, and commercial real estate loans. Eligible FHLB loan collateral at December 31, 2012 and 2011 was approximately $66,870,000 and $75,048,000, respectively.

On December 29, 2009, the Company entered into a Business Loan agreement with Great Lakes Bankers Bank (GLBB), consisting of a $3,000,000 term loan, subject to sub-participation of at least $2,100,000 with banks mutually acceptable to both parties, maturing in five years with a variable rate equal to the New York Prime, as published in the Wall Street Journal, with a floor of four and one-half (4.5%) percent and monthly principal and interest payments amortized over five years. Outstanding borrowings under the loan amounted to $1,439,000 at December 31, 2011. In December 2012, the loan was fully paid off without penalty.

Other borrowings at December 31, 2011 also included a loan from a local community bank with a balance of $195,000. In December 2012, the loan was fully paid off without penalty.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE I – SECURITIES SOLD UNDER AGREEMENTS TO REPURCHASE AND OVERNIGHT BORROWINGS

Securities sold under agreements to repurchase (repurchase agreements) are direct obligations and are secured by securities held in safekeeping at a correspondent bank. Repurchase agreements are offered primarily to certain large deposit customers as deposit equivalent investments. Information relating to securities sold under agreements to repurchase is as follows (in thousands):

	2012	2011
At December 31:
Outstanding balance	$16,134	$18,074
Average interest rate	0.20%	0.24%

Daily average for the year:
Outstanding balance	$17,026	$16,162
Average interest rate	0.22%	0.32%

Maximum outstanding at any month end	$18,439	$18,074

At December 31, 2012, the Bank had a $3,000,000 line of credit arrangement available to purchase federal funds, with no outstanding borrowings.

NOTE J – SUBORDINATED DEBENTURES AND TRUST PREFERRED SECURITIES

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

The $5,000,000 in trust preferred securities may be included in Tier I capital (with certain limitations applicable) under current regulatory guidelines and interpretations. The trust preferred securities and subordinated debentures have a variable rate of interest equal to the three month London Interbank Offered Rate (LIBOR) plus 2.75%. The rate at December 31, 2012 was 3.09%. Interest expense related to the subordinated debentures amounted to $163,000 in 2012, $156,000 in 2011, and $157,000 in 2010. The Company’s investment in the common stock of the trust is $155,000 and is included in other assets.

NOTE K – INCOME TAXES

Income tax provision (credit) consists of the following (in thousands):

	2012	2011	2010

Current	$1,552	$809	$546
Deferred	(122)	150	175

Total income tax provision	$1,430	$959	$721

The deferred income tax provision (credit) consists of the tax effect of temporary differences, including a credit of $207,000 in 2010 resulting from the utilization of net operating loss carryforwards.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE K – INCOME TAXES (CONTINUED)

Income tax provision calculated at the statutory federal income tax rate of 34% differs from actual income tax provision as follows (in thousands):

	2012	2011	2010

Income tax at statutory rate	$1,965	$1,483	$1,298
Tax-exempt interest income, net	(358)	(311)	(289)
Earnings on life insurance assets, including gain from proceeds in 2010	(113)	(118)	(172)
Low income housing partnership tax credits	(127)	(127)	(127)
Write-off capital loss carryforward	—	—	60
Change in valuation allowance	—	—	(54)
Other items, net	63	32	5

Totals	$1,430	$959	$721

Deferred tax assets and liabilities consist of the following at December 31 (in thousands):

	2012	2011
Deferred tax assets:
Allowance for loan losses	$1,425	$1,134
Deferred compensation and supplemental retirement liability	835	769
Pension liability	259	170
Nonaccrual loan interest	292	252
Tax credit carryforwards	387	655
Stock based compensation	189	175
Other	172	157

Total deferred tax assets	3,559	3,312

Deferred tax liabilities:
Mortgage servicing rights	(423)	(329)
Goodwill	(211)	(211)
Purchase accounting adjustments	(533)	(646)
Net unrealized gain on available for sale securities	(413)	(465)
Depreciation	(310)	(296)
Other	(165)	(124)

Total deferred tax liabilities	(2,055)	(2,071)

Net deferred tax assets, included in other assets	$1,504	$1,241

At December 31, 2012, the Company has available alternative minimum tax credit carryforwards of $387,000, which may be utilized in the future to the extent computed regular tax exceeds the alternative minimum tax.

The Company and its subsidiaries file U.S. federal and certain state tax returns. In general, tax returns are no longer subject to tax examinations by tax authorities for years before 2010.

The Company believes that it had no significant uncertain tax positions as of December 31, 2012 and 2011.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L – BENEFIT PLANS

Defined Benefit Pension Plan:

Effective December 31, 2009, The Southern Michigan Bank & Trust Pension Plan was fully frozen. The Company uses a December 31 measurement date for the plan.

Information about the pension plan is as follows (in thousands):

	2012	2011

Change in projected benefit obligation:
Beginning benefit obligation	$(2,096)	$(2,214)
Interest cost	(107)	(124)
Actuarial loss	(244)	(166)
Benefits paid	89	408

Ending benefit obligation	(2,358)	(2,096)

Change in plan assets, at fair value:
Beginning plan assets	1,449	1,744
Actual return	57	57
Employer contributions	313	82
Benefits paid	(89)	(408)
Plan expenses paid	(26)	(26)

Ending plan assets	1,704	1,449

Net amount recognized in accrued expenses and other liabilities–funded status	$(654)	$(647)

The accumulated benefit obligation for the defined benefit pension plan was $2,358,000 and $2,096,000 at December 31, 2012 and 2011, respectively.

The components of pension expense and related actuarial assumptions were as follows (in thousands):

	2012	2011	2010

Components of net periodic benefit cost:
Service cost, including plan expenses	$26	$26	$26
Interest cost	107	124	130
Expected return on plan assets	(99)	(105)	(114)
Recognized net actuarial loss	24	17	3
Settlement adjustment	—	92	36

Net periodic benefit cost	$58	$154	$81

At December 31, 2012 and 2011, net actuarial losses of $763,000 and $502,000, respectively, have not yet been recognized as a component of net periodic benefit cost. The estimated net loss that will be amortized from accumulated other comprehensive income into net periodic benefit cost for 2013 is $40,000.

Weighted average assumptions for determining projected benefit obligation and net periodic benefit cost were as follows:

	2012	2011	2010
Discount rate on benefit obligation	4.0%	5.0%	5.5%
Long-term expected rate of return on plan assets	6.0%	7.0%	7.0%
Rate of compensation increase	N/A	N/A	N/A

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L – BENEFIT PLANS (CONTINUED)

Asset Category	Target Allocation 2013	Percentage of Plan Assets at Year-end		Weighted Average Expected Long-Term Rate of Return - 2012
		2012	2011

Equity securities	0%	0%	0%	0%
Debt securities	0%	0%	0%	0%
Cash and time certificates	100%	100%	100%	.20%

	100%	100%	100%	.20%

The pension plan assets are managed by the Bank’s Trust Department. A written investment policy which we believe meets the standards of the prudent investor rule is followed. In addition, Main Street Advisors, of Chicago, has provided investment advisory services, guidance and expertise.

Investments or debt obligations of Southern Michigan Bancorp, Inc. are not allowed as holdings within the plan.

The plan’s investment objective at December 31, 2012 is primarily fixed income investments with a target of 90% time certificates and 10% cash. The allocation percentages may be reduced or increased depending upon market conditions and interest rates. Due to the plan being frozen, the investment allocations have been established with shorter term objectives.

The investments in the plan are managed for the benefit of the participants. They are structured to meet the cash flow necessary to pay retiring employees. ERISA guidelines for diversification of the investments are followed in all material respects and giving due consideration to the plan’s frozen status.

Fair Value of Plan Assets: Fair value is the exchange price that would be received for an asset in the principal or most advantageous market for the asset in an orderly transaction between market participants on the measurement date.

The Company uses the following methods and significant assumptions to estimate the fair value of each type of financial instrument:

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

The fair value of the plan assets at December 31, 2012 amounted to $1,704,000 consisting of cash and time certificates with fair value measured using quoted prices in active markets (Level 1). There were no plan assets measured at fair value using significant unobservable inputs (Level 3) as of or for the years ended December 31, 2012 or 2011.

The Company expects to contribute $123,000 to the plan in 2013.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L – BENEFIT PLANS (CONTINUED)

At December 31, 2012, estimated future benefit payments from the plan were as follows for the years ending December 31 (in thousands):

2013	$115
2014	37
2015	34
2016	150
2017	505
2018 – 2022	833

Employee Stock Ownership Plan: The Company has an employee stock ownership plan (ESOP) for substantially all full-time employees. The Plan includes a 401(k) provision with the Company’s matching contribution provided in Company stock. The Board of Directors determines the Company’s contribution level annually. Assets of the plan are held in trust by the Bank and administrative costs of the plan are borne by the Company. Expense charged to operations for contributions to the plan totaled $242,000, $253,000 and $299,000 in 2012, 2011and 2010, respectively.

Shares held by the ESOP at year-end are as follows:

	2012	2011

Allocated shares	125,125	115,170
Unallocated shares	6,195	15,402

Total ESOP shares	131,320	130,572

The fair value of the allocated shares held by the ESOP is $2,065,000 and $1,296,000 at December 31, 2012 and 2011, respectively. Upon distribution of shares to a participant, the participant has the right to require the Company to purchase shares at their fair value in accordance with terms and conditions of the plan. As such, these shares are not classified in shareholders’ equity as permanent equity. In 2008, the ESOP obtained a loan for $609,000 to purchase 28,500 shares. The balance of the loan at December 31, 2012 and 2011 was $35,000 and $169,000, respectively.

Deferred Compensation Plan: Directors and certain officers of the Bank may defer a portion of their director fees or compensation in a non-qualified deferred compensation plan. An account is established for each participant in the plan and credited with the participant’s annual deferred compensation plus interest based on the stated rate determined annually. Upon retirement, participants receive the balance in their account over 15 years. Participants also continue to earn interest during retirement based on their remaining account balance. Participants are immediately vested in their account balances. The plan is intended to be funded by certain bank-owned life insurance contracts. The interest rate paid on deferred compensation balances as of December 31, 2012 ranged from 4.53% to 12.98%. There were no new participants in the plan during 2012. Deferred compensation expense was $219,000, $232,000 and $245,000 in 2012, 2011 and 2010, respectively. The liability for deferred compensation benefits was $2,098,000 and $1,984,000 at December 31, 2012 and 2011, respectively, and is included in accrued expenses and other liabilities in the accompanying consolidated balance sheets.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE L – BENEFIT PLANS (CONTINUED)

Supplemental Retirement Plans: The Bank also maintains a supplemental retirement plan (SERP) to provide annual payments to certain current and former executives subsequent to their retirement. Benefits under the SERP were frozen effective December 31, 2008. Expense associated with the SERP totaled $14,000, $15,000 and $28,000 in 2012, 2011 and 2010, respectively. Liabilities associated with the SERP totaled $187,000 and $207,000 at December 31, 2012 and 2011, respectively.

In December 2011, the Board of Directors approved the Defined Contribution Supplemental Executive Retirement Plan (2011 SERP), which is intended to provide select executive officers with a retirement benefit that is competitive with industry practices for bank executives when combined with the executive’s other employer-funded retirement benefits. In contrast to the frozen SERP, the 2011 SERP is a defined contribution arrangement which gives the Bank the discretion to make a specific annual nonqualified deferred compensation contribution to the account of participating executives. Whether an annual deferred compensation contribution will be made to the account balance of a participating executive, as well as the amount of the contribution, is at the discretion of the Bank’s Board of Directors. The contribution that will be made by the Bank to the account of each executive is determined based on a percentage of base salary. Participants are generally entitled to receive payment of the benefit in their account in 120 equal monthly installments commencing at age 65. The Company’s 2012 and 2011 contributions amounted to $100,000 and $70,000 respectively. Liabilities associated with the 2011 SERP totaled $172,000 and $70,000 at December 31, 2012 and 2011, respectively.

NOTE M – STOCK BASED COMPENSATION

The Company has stock based compensation plans as described below. Total compensation cost charged against income for those plans was $203,000, $168,000 and $154,000 in 2012, 2011 and 2010, respectively.

On June 6, 2005, shareholders of the Company approved the Stock Incentive Plan of 2005 to advance the interest of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity for increased stock ownership. The plan permits the grant and award of stock options, stock appreciation rights, restricted stock and stock awards. A maximum of 300,000 shares of common stock are available under the plan. The plan will be terminated June 5, 2015 or earlier if determined by the Board of Directors. At December 31, 2012, 63,792 shares were available for issuance under the plan.

On April 17, 2000, the Company approved a Stock Option Plan to advance the interests of the Company and its shareholders by affording to directors, officers and other employees of the Company an opportunity to acquire or increase their proprietary interest in the Company using stock options. Option shares authorized under the plan totaled 115,500. Options were granted with an exercise period of 10 years or less, an exercise price of not less than the fair market value of the stock on the date the options were granted, and a vesting period as determined by the Board of Directors. This plan terminated on March 20, 2010.

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

	2012	2011	2010

Risk-free interest rate	0.26%	0.33%	0.96%
Expected option life	8 years	8 years	8 years
Expected stock price volatility	22.84%	23.40%	23.64%
Dividend yield	2.93%	2.99%	3.29%

Weighted-average fair value of options granted during year	$1.59	$1.86	$1.53

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE M – STOCK OPTIONS (CONTINUED)

A summary of the activity in the plans for 2012 follows:

Stock Options

	Shares Subject to Options	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

Outstanding at beginning of year	221,026	$21.06
Granted	7,875	11.20
Exercised	(760)	8.11
Forfeited	(7,690)	21.43

Outstanding at end of year	220,451	$20.74	3.9 years	$235,000

Exercisable at year-end	205,101	$21.40	3.5 years	$165,000

	2012	2011	2010

Intrinsic value of options exercised	$4,000	—	—
Cash received from option exercise	6,000	—	—
Tax benefit realized from option exercises	—	—	—

As of December 31, 2012, there was $10,000 of total unrecognized compensation cost related to nonvested stock options granted under the plans. The cost is expected to be recognized over a weighted average period of .75 years.

Restricted Stock – Restricted shares may be issued under the 2005 plan described above. Compensation expense is recognized over the vesting period of the shares based on the market value of the shares on the issue date. The total fair value of shares vested during the years ended December 31, 2012, 2011 and 2010 was $157,000, $91,000 and $39,000, respectively. As of December 31, 2012, there was $399,000 of total unrecognized compensation cost related to unvested shares granted under the plan. The cost is expected to be recognized over a weighted average period of 3.1 years.

A summary of activity for restricted stock for 2012 follows:

	Shares	Weighted Average Grant Date Fair Value

Nonvested at January 1, 2012	41,309	$11.33
Granted	18,125	11.20
Vested	(12,239)	12.83
Forfeited	(1,082)	11.50

Nonvested at December 31, 2011	46,113	$11.19

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE N – COMMITMENTS

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

At December 31, 2012 and 2011, the Company had no commitments under commercial letters of credit used to facilitate customers’ trade transactions.

Under standby letter of credit agreements, the Company agrees to honor certain commitments in the event that its customers are unable to do so. At December 31, 2012 and 2011, commitments under outstanding standby letters of credit were $1,767,000 and $1,690,000, respectively.

Loan commitments outstanding to extend credit are detailed below (in thousands):

	2012	2011
Fixed rate	$3,734	$3,475
Variable rate	75,613	73,672

Totals	$79,347	$77,147

The fixed rate commitments have stated interest rates ranging from 1.25% to 14.00%. The terms of the above commitments range from 1 to 121 months.

Management does not anticipate any losses as a result of the above related transactions; however, the above amount represents the maximum exposure to credit loss for loan commitments and commercial and standby letters of credit.

Certain executives of the Bank have employment contracts which have change of control clauses. The employment contracts provide for the payment of 2.99 times the officer’s base salary and bonus if the officer is terminated in the event of a change of control.

NOTE O – ACCUMULATED OTHER COMPREHENSIVE INCOME

Accumulated other comprehensive income amounted to $297,000 at December 31, 2012 and $571,000 at December 31, 2011 consisting of the following (in thousands):

	2012	2011
Unrealized gain on available-for-sale securities, net of income taxes of $413 in 2012 and $465 in 2011	$801	$903
Pension liability, net of income taxes of $259 in 2012 and $170 in 2011	(504)	(332)

Total	$297	$571

NOTE P – RESTRICTIONS ON TRANSFERS FROM SUBSIDIARIES

Capital guidelines adopted by federal and state regulatory agencies and restrictions imposed by law limit the amount of cash dividends the Bank can pay to the Company. At December 31, 2012, using the most restrictive of these conditions, the aggregate cash dividends that the Bank could pay the Company without prior regulatory approval was approximately $9.1 million.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q – SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION

Condensed financial statements of Southern Michigan Bancorp, Inc. follow (in thousands):

Balance Sheets	December 31,
	2012	2011
Assets
Cash and cash equivalents	$218	$404
Investment in subsidiary bank	60,053	57,947
Investment in non banking subsidiary	186	188
Premises and equipment, net	813	844
Other assets	910	778

Total Assets	$62,180	$60,161

Liabilities and Shareholders’ Equity
Dividends payable	$285	$165
Other liabilities	40	46
Other borrowings	—	1,634
Subordinated debentures	5,155	5,155
Common stock subject to repurchase obligation in ESOP	2,065	1,296
Shareholders’ equity	54,635	51,865

Total Liabilities and Shareholders’ Equity	$62,180	$60,161

Statements of Income	Year ended December 31,
	2012	2011	2010

Dividends from subsidiary bank	$2,254	$1,437	$1,358
Interest income	7	16	25
Interest expense	(228)	(266)	(300)
Rental income from subsidiary bank	137	137	137
Other expenses	(344)	(310)	(290)

	1,826	1,014	930
Federal income tax credit	(146)	(144)	(146)

	1,972	1,158	1,076
Equity in net income, less dividends received from:
Subsidiary bank	2,380	2,245	2,023
Non-banking subsidiary	(2)	(1)	(1)

Net Income	$4,350	$3,402	$3,098

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE Q – SOUTHERN MICHIGAN BANCORP, INC. (PARENT COMPANY ONLY) FINANCIAL INFORMATION (CONTINUED)

Statements of Cash Flows	Year ended December 31,
	2012	2011	2010
Operating Activities
Net income	$4,350	$3,402	$3,098
Adjustments to reconcile net income to net cash from operating activities:
Equity in net income, less dividends received from:
Subsidiary bank	(2,380)	(2,245)	(2,023)
Non-banking subsidiary	2	1	1
Stock option and restricted stock grant compensation expense	203	168	154
Depreciation	31	32	32
Net change in obligation under ESOP	134	128	140
Other, net	(138)	(84)	(224)

Net cash from operating activities	2,202	1,402	1,178

Financing Activities
Repayments of other borrowings	(1,634)	(1,211)	(644)
Cash dividends paid	(760)	(470)	(467)
Stock options exercised	6	—	—

Net cash from financing activities	(2,388)	(1,681)	(1,111)

Net change in cash and cash equivalents	(186)	(279)	67
Beginning cash and cash equivalents	404	683	616

Ending cash and cash equivalents	$218	$404	$683

NOTE R – SUPPLEMENTAL CASH FLOW DISCLOSURES

The following supplemental cash flow disclosures are provided for the years ended December 31, 2012, 2011 and 2010 (in thousands):

	2012	2011	2010

Cash paid during the year for:
Interest	$2,840	$3,791	$4,527
Income taxes	1,135	590	492

Non-cash operating activities:
Change in deferred income taxes on net unrealized gain on available for sale securities	(52)	417	(168)
Change in deferred income taxes on pension liability	(89)	(35)	(18)
Change in pension liability	261	106	53

Non-cash investing activities:
Change in unrealized gain on available for sale securities	(154)	1,227	(494)
Transfers from loans to other real estate owned	2,069	892	1,545

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S – FAIR VALUE INFORMATION

The following methods and assumptions were used by the Company in estimating fair values for financial instruments, as well as an indication of where the instrument falls within the fair value hierarchy, which is described in greater detail in Note T.

Cash and cash equivalents: The carrying amount reported in the balance sheet approximates fair value resulting in a level 1 classification.

Securities available for sale: Fair values for securities available for sale are based on quoted market prices, where available. For all other securities, the Company obtains fair value measurements from an independent pricing service. The fair value measurements consider observable data that may include dealer quotes, market spreads, cash flows, the U.S. Treasury yield curve, live trading levels, trade execution data, market consensus prepayment speeds, credit information, and the bond’s terms and conditions, among other things. Securities are classified as either level 1, 2 or 3. See Footnote T for the hierarchy level breakdown.

Loans, net: For variable-rate loans that reprice frequently and with no significant change in credit risk, fair values are based on carrying values resulting in a level 3 classification. The fair values for other loans are estimated using discounted cash flows analyses, using interest rates currently being offered for loans with similar terms to borrowers of similar credit quality resulting in a level 3 classification. The allowance for loan losses is considered to be a reasonable estimate of discount for credit quality concerns.

Loans held for sale: The fair value of loans held for sale is estimated based upon binding contracts and quotes from third party investors resulting in a level 2 classification.

Accrued interest receivable: The carrying amount reported in the balance sheet approximates fair value.

Off-balance-sheet financial instruments: The estimated fair value of off-balance-sheet financial instruments is based on current fees or costs that would be charged to enter or terminate the arrangements. The estimated fair value is not considered to be significant for this presentation.

Deposits: The fair values disclosed for demand deposits (e.g., interest and non-interest checking, passbook savings, and certain types of money market accounts) are, by definition, equal to the amount payable on demand at the reporting date (i.e., their carrying amounts) resulting in a level 2 classification. Fair values for fixed-rate certificates of deposit are estimated using a discounted cash flow calculation that applies interest rates currently being offered on certificates to a schedule of expected monthly maturities on time deposits resulting in a level 2 classification.

Securities sold under agreements to repurchase, overnight borrowings and federal funds sold: The carrying amount reported in the balance sheet approximates fair value resulting in a level 2 classification.

Other borrowings: The fair value of other borrowings is estimated using discounted cash flows analysis based on the current incremental borrowing rate for similar types of borrowing arrangements resulting in a level 2 classification.

Subordinated debentures: The carrying amount reported in the balance sheet approximates fair value of the variable-rate subordinated debentures. The fair value is estimated using discounted cash flow analyses based on the current borrowing rates for similar types of borrowing arrangements resulting in a level 3 classification.

Accrued interest payable: The carrying amount reported in the balance sheet approximates fair value.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE S – FAIR VALUE INFORMATION (CONTINUED)

While these estimates of fair value are based on management’s judgment of appropriate factors, there is no assurance that if the Company had disposed of such items at December 31, 2012 and 2011, the estimated fair values would have been achieved. Market values may differ depending on various circumstances not taken into consideration in this methodology. The estimated fair values at December 31, 2012 and 2011 should not necessarily be considered to apply at subsequent dates.

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

The estimated fair values of the Company’s financial instruments at year end are as follows (in thousands):

	Fair Value Hierarchy	2012		2011
		Carrying Amount	Fair Value	Carrying Amount	Fair Value
Financial assets:
Cash and cash equivalents	Level 1	$50,334	$50,334	$42,185	$42,185
Federal funds sold	Level 1	276	276	287	287
Securities available for sale	See Note T	64,525	64,525	90,344	90,344
Loans held for sale	Level 3	1,776	1,776	1,088	1,088
Loans, net of allowance for loan losses	Level 3	364,150	368,715	327,392	333,283
Accrued interest receivable	Level 1	2,059	2,059	2,148	2,148

Financial liabilities:
Deposits	Level 2	$(444,170)	$(445,371)	$(420,511)	$(422,493)
Securities sold under agreements to repurchase and overnight borrowings	Level 1	(16,134)	(16,134)	(18,074)	(18,074)
Other borrowings	Level 2	(1,039)	(1,049)	(7,751)	(7,860)
Subordinated debentures	Level 3	(5,155)	(5,155)	(5,155)	(5,155)
Accrued interest payable	Level 1	(108)	(108)	(131)	(131)

The preceding table does not include net cash surrender value of life insurance and dividends payable which are also considered financial instruments. The estimated fair value of such items is considered to be their carrying amount.

Southern also has unrecognized financial instruments which relate to commitments to extend credit and standby letters of credit, as described in Note N. The contract amount of such instruments is considered to be the fair value.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE T – FAIR VALUE MEASUREMENTS

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

NOTE T – FAIR VALUE MEASUREMENTS (CONTINUED)

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

Impaired Loans. The Company does not record impaired loans at fair value on a recurring basis. However, periodically, a loan is considered impaired and is reported at the fair value of the underlying collateral, less estimated costs to sell, if repayment is expected solely from the collateral or at estimated discounted cash flows if the credit is performing. Impaired loans measured at fair value typically consist of loans on nonaccrual status and loans with a portion of the allowance for loan losses allocated specific to the loan. Some loans may be included in both categories whereas other loans may only be included in one category. Collateral values are estimated using level 2 and level 3 inputs, including recent appraisals and customized discounting criteria including discounting of appraisals based on age or changes in property or market conditions. These discounts generally range from 10% to 55%. Collateral values are also discounted for estimated selling costs of 10%. Estimated cash flows are discounted considering the loan rate and current market rates and generally range from 5% to 11%. Due to the significance of the level 3 inputs, impaired loans have been classified as level 3.

Other Real Estate Owned (OREO). The Company values OREO at the fair value of the underlying collateral less expected selling costs. Collateral values are estimated primarily using discounted appraisals and reflect a market value approach. Due to the significance of unobservable inputs used in estimating fair value, OREO has been classified as level 3.

The following table summarizes financial and nonfinancial assets (there were no financial or nonfinancial liabilities) measured at fair value as of December 31, 2012 and 2011, segregated by the level of the valuation inputs within the fair value hierarchy utilized to measure fair value (in thousands):

2012	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale:
Federal agencies	$16,030	$—	$—	$16,030
U.S. government sponsored entities and agencies	7,902	—	—	7,902
States and political subdivisions	—	33,231	1,747	34,978
Collateralized mortgage obligations	—	5,189	—	5,189
Mortgage-backed securities	—	426	—	426

Total available for sale	$23,932	$38,846	$1,747	$64,525

Nonrecurring:
Impaired loans	$—	$—	$8,231	$8,231
Other real estate owned:
Commercial	$—	$—	$1,336	$1,336
Residential Real Estate	$—	$—	$297	$297

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE T – FAIR VALUE MEASUREMENTS (CONTINUED)

2011	Level 1 Inputs	Level 2 Inputs	Level 3 Inputs	Total Fair Value

Recurring:
Securities available for sale:
Federal agencies	$28,435	$—	$—	$28,435
U.S. government sponsored entities and agencies	22,956	—	—	22,956
States and political subdivisions	—	31,213	2,232	33,445
Asset-backed securities	2,476	—	—	2,476
Mortgage-backed securities	—	3,032	—	3,032

Total available for sale	$53,867	$34,245	$2,232	$90,344

Nonrecurring:
Impaired loans	$—	$—	$8,897	$8,897

Other real estate owned	$—	$—	$1,530	$1,530

Impaired loans are reported net of an allowance for loan losses of $758,000 at December 31, 2012 and $984,000 at December 31, 2011.

Other real estate owned, which is measured at the lower of carrying or fair value less costs to sell, had a net carrying amount as of December 31, 2012 of $1,633,000, which is made up of the balance of $1,825,000, net of a valuation allowance of $192,000. Other real estate owned had a net carrying amount of $1,530,000, made up of the balance of $1,599,000, net of a valuation allowance of $69,000, at December 31, 2011.

The following is a reconciliation of the beginning and ending balances of securities available for sale which are measured at fair value on a recurring basis using significant unobservable (Level 3) inputs during the years ended December 31, 2012 and 2011 (in thousands):

	2012	2011
Balance at January 1	$2,232	$2,992
Net maturities and calls	(450)	(1,264)
Unrealized net gains included in other comprehensive income	(35)	153
Purchases	—	351
Net transfers to or from level 3	—	—

Balance at December 31	$1,747	$2,232

There were no transfers of financial instruments between Levels 1 and 2 during 2012 and 2011.

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U – REGULATORY MATTERS

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

The prompt corrective action regulations provide five capital categories, including well capitalized, adequately capitalized, undercapitalized, significantly undercapitalized and critically undercapitalized, although these terms are not used to represent overall financial condition. If adequately capitalized or worse, regulatory approval is required to, among other things, accept brokered deposits. If undercapitalized, capital distributions are limited, as is asset growth and expansion, and plans for capital restoration are required.

At year end, actual capital levels and minimum required levels were as follows (in thousands):

	Actual		Minimum Required For Capital Adequacy Purposes		Minimum Required To Be Well Capitalized Under Prompt Corrective Action Regulations
	Amount	Ratio	Amount	Ratio	Amount	Ratio
2012

Total capital (to risk weighted assets)
Consolidated	$51,717	13.7%	$30,310	8.0%	N/A	N/A
Bank	50,053	13.3	30,201	8.0	$37,752	10.0%

Tier 1 capital (to risk weighted assets)
Consolidated	46,972	12.4	15,155	4.0	N/A	N/A
Bank	45,325	12.0	15,101	4.0	22,651	6.0
Tier 1 capital (to average assets)
Consolidated	46,972	9.3	20,132	4.0	N/A	N/A
Bank	45,325	9.0	20,134	4.0	25,168	5.0

2011

Total capital (to risk weighted assets)
Consolidated	$47,309	13.7%	$27,684	8.0%	N/A	N/A
Bank	47,078	13.7	27,572	8.0	$34,465	10.0%
Tier 1 capital (to risk weighted assets)
Consolidated	42,970	12.4	13,842	4.0	N/A	N/A
Bank	42,756	12.4	13,786	4.0	20,679	6.0
Tier 1 capital (to average assets)
Consolidated	42,970	8.6	19,917	4.0	N/A	N/A
Bank	42,756	8.6	19,963	4.0	24,953	5.0

SOUTHERN MICHIGAN BANCORP, INC.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS (CONTINUED)

NOTE U – REGULATORY MATTERS (CONTINUED)

Regulatory Developments: On July 21, 2010, President Obama signed into law the Dodd-Frank Wall Street Reform and Consumer Protection Act (the “Act”), which brings significant financial reform. Among other things, the Act:

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

While the provisions of the Act receiving the most public attention have generally been those more likely to affect larger institutions, the Act also contains many provisions which will affect smaller institutions, such as the Company, in substantial and unpredictable ways. Consequently, compliance with the Act’s provisions may curtail the Company’s revenue opportunities, increase its operating costs, require it to hold higher levels of regulatory capital and/or liquidity or otherwise adversely affect the Company’s business or financial results in the future. Because many aspects of the Act are subject to future rulemaking, it is difficult to precisely anticipate its overall financial impact on the Company and Bank at this time.

NOTE V – QUARTERLY FINANCIAL DATA (IN THOUSANDS, EXCEPT PER SHARE DATA) (UNAUDITED)

	Interest Income	Net Interest Income	Provision for Loan Losses	Net Income	Earnings Per Share
					Basic	Fully Diluted

2012
First Quarter	$4,935	$4,141	$225	$1,002	$.43	$.43
Second Quarter	4,969	4,253	475	1,027	.43	.43
Third Quarter	5,057	4,384	350	1,154	.49	.49
Fourth Quarter	5,030	4,396	300	1,167	.49	.49

2011
First Quarter	$4,866	$3,863	$125	$748	$.32	$.32
Second Quarter	4,822	3,871	375	762	.33	.33
Third Quarter	4,944	4,027	375	887	.38	.38
Fourth Quarter	5,046	4,166	175	1,005	.43	.43

SELECTED FINANCIAL DATA

(in thousands, except per share data)

	Year Ended December 31
	2012	2011	2010	2009	2008
Total interest income	$19,991	$19,387	$20,416	$21,938	25,929
Net interest income	17,174	15,636	15,946	16,538	17,740
Provision for loan losses	1,350	1,050	1,375	2,725	5,080
Net income	4,350	3,402	3,098	1,936	813
Per share data
Basic earnings per share	1.84	1.46	1.34	.84	.36
Diluted earnings per share	1.84	1.46	1.34	.84	.36
Cash dividends	.37	.22	.20	.20	.80
Balance sheet data:
Gross loans	369,605	332,804	309,524	333,079	335,310
Deposits	444,170	420,511	409,901	380,905	394,043
Other borrowings	1,039	7,751	10,079	10,832	12,492
Common stock subject to repurchase	2,065	1,296	1,399	945	728
Equity	54,635	51,865	47,843	45,734	44,416
Total assets	528,860	509,220	493,880	462,409	474,996
Return on average assets	.84%	.68%	.65%	.41%	.17%
Return on average equity (1)	8.09	6.80	6.56	4.29	1.77
Dividend payout ratio (2)	20.23	15.23	15.11	24.13	227.33
Average equity to average assets (1)	10.41	9.96	9.87	9.66	9.59

(1)	Average equity used in the above table excludes common stock subject to repurchase obligation but includes average unrealized appreciation or depreciation on securities available for sale.
(2)	Dividends declared divided by net income.

COMMON STOCK MARKET PRICES AND DIVIDENDS

The Company’s common stock is regularly quoted on the OTCQB under the symbol SOMC. The sale prices described below are quotations reflecting inter-dealer prices, without retail markup, markdown or commissions, and may not necessarily represent actual transactions. As of March 11, 2013, there were 2,393,943 shares of Southern common stock issued and outstanding held by 384 holders of record.

The following table sets forth the range of high and low closing sales prices and dividends declared on the Company’s common stock for the two most recent fiscal years:

	2011			2012
	Closing Price		Cash Dividends Declared	Closing Price		Cash Dividends Declared
Quarter Ended	High	Low		High	Low
March 31	$13.25	$12.00	$.05	$12.65	$11.20	$.07
June 30	12.85	11.90	.05	14.50	12.50	.09
September 30	12.69	11.80	.05	15.30	13.25	.09
December 31	12.55	11.05	.07	16.75	13.50	.12

There are restrictions that currently limit the Company’s ability to pay cash dividends. Information regarding dividend payment restrictions is described in Note P to the consolidated financial statements.

Item 9.	Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

None.

Item 9A.	Controls and Procedures

Management of Southern is responsible for establishing and maintaining effective disclosure controls and procedures, as defined under Rule 15d-15(e) of the Securities Exchange Act of 1934. An evaluation was performed under the supervision, and with the participation, of Southern’s management, including the Chief Executive Officer and Chief Financial Officer, of the effectiveness of the design and operation of Southern’s disclosure controls and procedures as of December 31, 2012. Based on and as of the time of that evaluation, Southern’s management, including the Chief Executive Officer and Chief Financial Officer, concluded that Southern’s disclosure controls and procedures were effective to ensure that information required to be disclosed by Southern in the reports it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission’s rules and forms.

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

Biographical information concerning the persons who are directors and executive officers of Southern is presented below as of March 11, 2013. For directors, also presented below is the specific experience, qualifications, attributes or skills that led to the conclusion of the Corporate Governance and Nominating Committee and the board of directors that the person should serve as a director in light of Southern’s business and structure. Except as otherwise indicated, all of the named individuals have had the same principal employment for over five years. Executive officers are appointed annually and serve at the pleasure of the board of directors of Southern.

Nominees for Director with Terms Expiring in 2016

H. Kenneth Cole (age 64) has been a director of Southern since 1998 and a director of Southern Michigan Bank since 1998. Mr. Cole is the retired Chief Administrative Officer of Hillsdale College, a private, liberal arts college, located in Hillsdale, Michigan and is currently working part time for the College as the Secretary/Treasurer of the Hillsdale College Independence Foundation. In nominating Mr. Cole, the Corporate Governance and Nominating Committee considered as important factors Mr. Cole’s 35 years of experience in financial management positions, his experience and familiarity with financial statements and financial disclosures, his education, including an MBA in accounting, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Gary Hart Haberl (age 60) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Haberl is President of Infinisource, Inc., a benefits administrator. In nominating Mr. Haberl, the Corporate Governance and Nominating Committee considered as important factors his 37 years of marketing experience, his extensive entrepreneurial experience in his own business ventures, his demonstrated business management and leadership background and his familiarity with an important market area in which Southern competes.

Brian P. McConnell (age 50) has been a director of Southern since 2007 and a director of Southern Michigan Bank since 2007. Mr. McConnell is President and Chief Operating Officer of Burr Oak Tool Inc., a manufacturer of production equipment for the heat transfer and tube processing industries. In nominating Mr. McConnell, the Corporate Governance and Nominating Committee considered as important factors his demonstrated business management and leadership background with a multinational manufacturing company and his familiarity with an important market area in which Southern competes.

Kurt G. Miller (age 57) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Miller is President of Southern and Southern Michigan Bank. In nominating Mr. Miller, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

Directors with Terms Expiring in 2015

Gregory J. Hull (age 65) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Hull is President of Hull Farms, Inc. and owner of Dovey’s Roost Farm. In concluding Mr. Hull should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his 46 years of experience in farm management and satisfying the financial needs that are typical of many Southern agricultural customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Thomas E. Kolassa (age 65) has been a director of Southern since 1995 and a director of Southern Michigan Bank since 1995. Mr. Kolassa is a Senior Vice-President of Hub International, Inc., a North American insurance brokerage. In concluding Mr. Kolassa should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Donald J. Labrecque (age 55) has been a director of Southern since 2004 and a director of Southern Michigan Bank since 2004. Mr. Labrecque is the President of Labrecque Management, LLC, which owns real estate and operates entertainment facilities, including a bowling center, and is President of Kegler Inc. In concluding Mr. Labrecque should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures, including satisfying the financial needs of those businesses that are typical of many Southern customers, and his familiarity with an important market area in which Southern competes.

Freeman E. Riddle (age 80) has been a director of Southern since 1982 and a director of Southern Michigan Bank since 1982. Mr. Riddle is the Vice-President of Spoor & Parlin, Inc., which provides agricultural machinery and services, and was previously the President of Spoor & Parlin, Inc. In concluding Mr. Riddle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his many years of entrepreneurial experience in his own business venture, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Directors with Terms Expiring in 2014

Dean Calhoun (age 54) has been a director of Southern since 2006 and a director of Southern Michigan Bank since 2006. Mr. Calhoun is President and Chief Executive Officer of Coldwater Veneer, Inc., a veneer manufacturing company, Vice-President of Altenburg Hardwood Lumber Co., Vice-President of International Wood Inc., Chief Executive Officer of Pierson-Hollowell Forest Products Inc., Chief Executive Officer of West Point Veneer, LLC, Chief Executive Officer of Breck County Hardwoods, and Chief Executive Officer of Tri-State Hardwood Co. Inc. In concluding Mr. Calhoun should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his over 30 years of entrepreneurial experience in his own business ventures, his management and leadership provide quality insights on the business types served by Southern, his familiarity with an important market area in which Southern competes and his distinction as the largest shareholder of Southern common stock.

John H. Castle (age 55) has been a director of Southern since 2002 and a director of Southern Michigan Bank since 2002. Mr. Castle is Chairman of the Board and Chief Executive Officer of Southern and Southern Michigan Bank. In concluding Mr. Castle should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive experience in the banking industry, his knowledge of the Southern organization and its operations through his day-to-day management and his familiarity with the various market areas in which Southern competes.

Nolan E. Hooker (age 61) has been a director of Southern since 1991 and a director of Southern Michigan Bank since 1991. Mr. Hooker is the President of Best American Car Washes and President of Hooker Oil Company. In concluding Mr. Hooker should serve as a director of Southern, the Corporate Governance and Nominating Committee considered as important factors his extensive entrepreneurial experience in his own business ventures, including satisfying the financial needs of businesses that are typical of many Southern customers, his familiarity with an important market area in which Southern competes and his years of service as a director of Southern.

Directors with Terms Expiring in 2013

John S. Carton (age 72) has been a director of Southern since December 17, 2007. Mr. Carton was appointed to the board of directors pursuant to the Agreement and Plan of Merger, dated April 17, 2007, between Southern and FNB Financial Corporation. Mr. Carton is a former director of FNB Financial Corporation, which Southern acquired effective December 1, 2007. Mr. Carton had been a director of FNB Financial (f/k/a The First National Bank of Three Rivers) from 2003 until its consolidation with Southern Michigan Bank in 2009. Mr. Carton is a retired business executive. Before retirement, Mr. Carton was the owner of Pineview Golf Club, a golf course in Three Rivers, Michigan. Effective at the 2013 Annual Meeting of Shareholders, Mr. Carton is retiring under the Board’s mandatory retirement policy.

Executive Officers Who Are Not Directors

Danice L. Chartrand (age 46) is the Senior Vice-President, Chief Financial Officer, Secretary and Treasurer of Southern and Southern Michigan Bank.

Audit Committee

Southern has a separately-designated standing audit committee consisting solely of independent directors as defined by the applicable rules of the NASDAQ Stock Market. During 2012, the Audit Committee consisted of Mr. Cole (Chairman), and Messrs. Carton, Hull, Hooker and Meyer. Mr. Cole is considered an “audit committee financial expert” as defined by the SEC.

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

Shareholder Nomination of Directors

Under Southern’s bylaws, all shareholder nominations for director for which written proxy solicitation by the board of directors is sought, must be made in writing and delivered or mailed to Southern by December 31 of the year preceding the year in which the nomination is proposed. All other shareholder nominations for directors (i) may be made only by a shareholder entitled to vote in the election of directors at the particular meeting at which the nomination is to occur, (ii) must be made by the shareholder in person or by proxy at such meeting, and (iii) only if the shareholder delivers personally, or the Secretary of Southern otherwise receives, written notice that is in compliance with the requirements of Southern’s bylaws of the shareholder’s intent to make the nomination at least 30 days, but no more than 90 days, before the anniversary date of the record date for determination of shareholders entitled to vote in the immediately preceding annual meeting of shareholders. Nominations that are not received before the applicable deadline or that otherwise do not comply with the requirements of Southern’s bylaws will not be placed on the ballot and will be deemed void and of no effect. Southern’s board of directors believes that advance notice of nominations by shareholders will afford a meaningful opportunity to consider the qualifications of the proposed nominees and, to the extent deemed necessary or desirable by the board of directors, will provide an opportunity to inform shareholders about such qualifications.

Item 11.	Executive Compensation

SUMMARY COMPENSATION TABLE

The following table summarizes the compensation of Southern’s named executive officers.

Name and Principal Position	Year	Salary(1)	Bonus	Stock Awards (2)	Option Awards (2)	Nonequity Incentive Plan Compensation		Non- qualified Deferred Compensation Earnings		All Other Compensation (3)	Total

John H. Castle Chairman and CEO of Southern and Southern Michigan Bank	2012 2011	$232,188 226,525	$45,000 33,000	$56,000 63,500	$4,770 5,580	$	— —	$	— —	$67,290 51,569	$ $	405,248 380,174

Kurt G. Miller President of Southern and Southern Michigan Bank	2012 2011	$185,961 181,425	$45,000 27,000	$44,800 50,800	$3,816 4,464	$	— —	$	— —	$54,931 42,155		$334,508 305,844

Danice L. Chartrand Senior Vice President and CFO of Southern and Southern Michigan Bank	2012 2011	$127,152 124,051	$23,100 15,400	$21,000 23,812	$1,789 2,093	$	— —	$	— —	$23,716 15,796		$196,757 181,152

(1)	Includes elective deferrals by employees pursuant to Section 401(k) of the Internal Revenue Code and elective deferrals pursuant to a non-qualified deferred compensation plan.
(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2012 and assumptions made in the valuation of option awards is presented in Note M to the consolidated financial statements and is here incorporated by reference.
(3)	“All Other Compensation” includes the value of Southern’s matching contributions to each executive officer in the qualified savings plan, the taxable benefit of company owned vehicles, company paid life insurance premiums (a benefit that is generally available to Southern’s salaried employees), country club memberships, contributions to the non-qualified supplemental retirement plan, and the dollar value of dividends paid on unvested restricted stock awards and option awards. None of Southern’s named executive officers received perquisites or personal benefits having an aggregate value of $10,000 or greater. The table below provides details regarding all other compensation paid to named executive officers.

	Year	Qualified Savings Plan Match	Automobile Allowance	Life and Disability Insurance Premiums	Country Club Membership	SERP	Dividends	Total

Mr. Castle	2012	$10,000	$1,129	$3,753	$1,200	$46,438	$4,770	$67,290
	2011	10,406	1,118	2,696	1,300	33,979	2,070	51,569

Mr. Miller	2012	$8,931	$1,044	$2,748	$1,200	$37,192	$3,816	$54,931
	2011	8,362	946	2,677	1,300	27,214	1,656	42,155

Ms. Chartrand	2012	$5,684	$—	$368	$—	$15,894	$1,770	$23,716
	2011	5,385	—	356	—	9,304	751	15,796

Narrative Discussion of Summary Compensation Table

Employment Agreements

John H. Castle Employment Agreement

As an inducement for Mr. Castle’s agreement to serve as a director and Chief Executive Officer of Southern and Southern Michigan Bank, Southern entered into an employment agreement with Mr. Castle in 2004 that continues until either Southern or Mr. Castle provides notice of termination. Under this agreement, Southern agreed to:

•	pay Mr. Castle a salary of at least $168,630 per year, or as may be adjusted, less taxes and withholdings, plus possible bonuses and participation in equity plans sponsored by Southern;

•	provide Mr. Castle with the use of an automobile at the expense of Southern;

•	reimburse Mr. Castle for all documented business expenses;

•	continue to pay Mr. Castle his base salary for one year, health care continuation coverage premium for one year and outplacement assistance of up to $5,000 if Mr. Castle is terminated without cause;

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

Under this agreement, Southern agreed to continue to pay Ms. Chartrand her base salary for one year, health care continuation coverage premium for one year and outplacement assistance of up to $2,500 if Ms. Chartrand is terminated without cause or quits for “good reason” within two years following a change in control of Southern.

Material Terms of Grants

The option awards granted on January 3, 2012 are exercisable on January 3, 2014, at an exercise price of $11.20 per share. These options, if not exercised, will expire on January 3, 2022. Stock awards granted on January 3, 2012 vest over the next five years, one-fifth on each anniversary date of the award.

The option awards granted on June 20, 2011 are exercisable on June 20, 2013, at an exercise price of $12.70 per share. These options, if not exercised, will expire on June 20, 2021. Stock awards granted on June 20, 2011 vest over the next five years, one-fifth on each anniversary date of the award.

Outstanding Equity Awards at Fiscal Year-End

The following table presents the outstanding equity awards held by each of the named executive officers as of December 31, 2012.

OUTSTANDING EQUITY AWARDS AT FISCAL YEAR-END

	Option Awards				Stock Awards
Name	Number of Securities Underlying Unexercised Options (#) Exercisable (1)	Number of Securities Underlying Unexercised Options (#) Unexercisable (2)	Option Exercise Price ($)	Option Expiration Date	Number of Shares or Units of Stock that Have Not Vested (#) (3)	Market Value of Shares or Units of Stock that Have Not Vested ($)(4)

John H. Castle	1,575	—	15.72	3/17/2013
	8,925	—	20.05	1/2/2014
	8,925	—	25.89	1/2/2015
	10,500	—	22.80	12/19/2015
	9,000	—	24.58	1/29/2017
	20,000	—	23.90	4/24/2017
	4,000	—	18.00	6/17/2018
	2,000	—	7.40	1/2/2019
	3,000	—	10.10	1/27/2020
	—	3,000	12.70	6/20/2021
	—	3,000	11.20	1/3/2022
					300	4,950
					1,600	26,400
					3,000	49,500
					4,000	66,000
					5,000	82,500

Kurt G. Miller	1,575	—	15.72	3/17/2013
	6,825	—	20.05	1/2/2014
	6,825	—	25.89	1/2/2015
	8,400	—	22.80	12/19/2015
	7,200	—	24.58	1/29/2017
	18,000	—	23.90	4/24/2017
	3,200	—	18.00	6/17/2018
	1,600	—	7.40	1/2/2019
	2,400	—	10.10	1/27/2020
	—	2,400	12.70	6/20/2021
	—	2,400	11.20	1/3/2022
					240	3,960
					1,280	21,120
					2,400	39,600
					3,200	52,800
					4,000	66,000

Danice L. Chartrand	945	—	15.72	3/17/02013
	2,625	—	20.05	1/2/2014
	2,625	—	25.89	1/2/2015
	2,625	—	22.80	12/19/2015
	2,250	—	24.58	1/29/2017
	11,000	—	23.90	4/24/2017
	1,000	—	18.00	6/17/2018
	750	—	7.40	1/2/2019
	1125	—	10.10	1/27/2020
	—	1,125	12.70	6/20/2021
	—	1,125	11.20	1/3/2022
					75	1,238
					600	9,900
					1,125	18,563
					1,500	24,750
					1,875	30,938

(1)	All exercisable options are fully vested.
(2)	The non vested options granted in June 2011 and January 2012 vest on their second anniversary.
(3)	Restricted stock awards were granted in June 2008, January 2009, January 2010, June 2011 and January 2012 and vest over a five year period (20% each year)
(4)	The market value of shares reported in this column was determined by multiplying the last closing stock price of Southern at December 31, 2012 as reported on the OTC Bulletin Board ($16.50) by the number of shares reported.

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

In contrast to the frozen 2007 Supplemental Executive Retirement Plan, the 2011 SERP is a defined contribution arrangement. This means that, rather than assuring the executives that they will receive a specific benefit amount in retirement or a benefit amount determined by a formula, the 2011 SERP provides the Bank the discretion to make a specific annual nonqualified deferred compensation contribution to the account of each of the three executives. Subject to the performance conditions described below, whether an annual deferred compensation contribution will be made to the account balance of an executive, as well as the amount of the contribution, is and shall remain discretionary on the part of the Bank’s Board of Directors. Although the contribution rate under the 2011 SERP is not fixed and may be changed by the board of directors at any time, the contribution that will be made by the Bank to the account of each executive is expected to be 15% of base salary in the case of Messrs. Castle and Miller and 7.5% of base salary in the case of Ms. Chartrand. The executives are not permitted to make individual contributions to their 2011 SERP accounts.

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

Each executive’s account balance is generally payable monthly over 10 years beginning at age 65; however, the account balance is paid out in a single lump sum if a change in control of the Bank occurs. Until the executive’s death, termination of employment or attainment of age 65, the executive’s account balance earns interest at the prime interest rate as published in The Wall Street Journal. After the executive’s death, termination of employment or attainment of age 65, interest will be credited at an annual rate equal to the yield on a 20-year corporate bond rated Aa by Moody’s.

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

Under terms of the plan, if the executive officer dies while in the active service of Southern, the executive officer’s beneficiary will receive a supplemental death benefit. This supplemental death benefit will be the estimated deferral account balance at the executive officer’s normal retirement age divided by 180, payable monthly for 180 months. The estimated deferral account balance will be calculated by taking the deferral account balance on the date of death plus the average monthly contribution made over the previous 12 months, projected at the current plan interest rate (not to exceed 7%), to the executive officer’s normal retirement age. This amount will not exceed the net death benefit paid to the bank under the executive officer’s bank owned life insurance policy(s). No premiums were paid in 2012 on any named executive’s bank owned life insurance policies.

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

Compensation of Directors

Directors who are not employed by Southern or any subsidiary of Southern (“non-employee directors”) received an annual retainer of $13,325 in 2012. The Chairman of the Audit Committee received an additional $2,050 retainer. The Chairman of the Compensation Committee and the Chairman of the Corporate Governance and Nominating Committee each received an additional $1,025 retainer. Non-employee directors also received a $1,500 discretionary bonus for 2012. Directors who are employed by Southern or the Bank do not receive compensation for their services as a director.

Directors are eligible to participate in a deferred fee plan, which allows the director to defer all or part of his or her director fees. Under the deferred fee plan, directors are entitled to a supplemental death benefit, which is funded by bank owned life insurance. No premiums were paid in 2012 on any directors’ bank owned life insurance policies.

The following table summarizes the compensation of Southern’s directors who are not named executive officers.

DIRECTOR COMPENSATION

Name	Fees Earned Or Paid in Cash ($)(3)	Stock Awards ($)(2)(5)	Option Awards ($)(2)(4)	Non- Equity Incentive Plan Compensation ($)	Non- Qualified Deferred Compensation Earnings ($)	All Other Compensation ($)(6)		Total ($)

Dean Calhoun	14,825	1,680	80	—	—	150		16,735
John S. Carton	14,825	1,680	80	—	—	150		16,735
H. Kenneth Cole	16,875	1,680	80	—	—	150		18,785
Gary H. Haberl	14,825	1,680	80	—	—	1,226	(1)	17,811
Nolan E. Hooker	15,850	1,680	80	—	—	150		17,760
Gregory J. Hull	15,850	1,680	80	—	—	150		17,760
Thomas E. Kolassa	14,825	1,680	80	—	—	150		16,735
Donald J. Labrecque	14,825	1,680	80	—	—	1,380	(1)	17,965
Brian P. McConnell	14,825	1,680	80	—	—	150		16,735
Thomas D. Meyer(7)	13,325	1,680	80	—	—	150		15,235
Freeman E. Riddle	14,825	1,680	80	—	—	150		16,735

(1)	Includes $1,076 and $1,230 for Directors Haberl and Labrecque, respectively, for premiums paid for term insurance to cover supplemental death benefit.
(2)	Amounts included in this column reflect the grant date fair value computed in accordance with FASB ASC Topic 718. Information regarding all forfeitures of option awards during 2012 and assumptions made in the valuation of option awards is presented in Note M to the consolidated financial statements and is here incorporated by reference.
(3)	Includes amounts deferred under deferred fee plan.
(4)	At December 31, 2012, the following option awards were outstanding: Director Calhoun 780; Directors Cole, Hooker, Hull and Kolassa 2,513; Directors Haberl and Labrecque 1,673; Director Riddle 2,198; Directors Carton and McConnell 380 and Director Meyer 305.
(5)	At December 31, 2012, 435 stock awards, representing unvested shares of restricted stock, were outstanding for each outside director except Director Meyer who had no unvested shares of restricted stock outstanding.
(6)	Includes the dollar value of dividends paid on unvested restricted stock awards and option awards and premiums paid for term insurance.
(7)	Director Meyer retired from the Board of Directors effective December 31, 2012.

Additional Narrative to Director Compensation Table

The option awards granted on January 3, 2012 are exercisable on January 3, 2014, at an exercise price of $11.20 per share. These options, if not exercised, will expire on January 3, 2022. Stock awards granted on January 3, 2012 vest over the next five years, one-fifth on each anniversary date of the award.

Item 12.	Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The following tables sets forth information, as of December 31, 2012, concerning the number of shares of Southern common stock held by each entity or person known to Southern to be the beneficial owner of more than five percent of outstanding shares of Southern common stock and certain information concerning the number of shares of Southern common stock held as of December 31, 2012, by each of Southern’s directors, each of the named executive officers, and all of Southern’s directors and executive officers as a group:

Five Percent Shareholders

Amount and Nature of Beneficial

Ownership of Southern Common Stock(1)

Name and Address of Beneficial Owner	Sole Voting and Dispositive Power		Shared Voting or Dispositive Power(2)		Total Beneficial Ownership	Percent of Class(3)

Southern Michigan Bancorp, Inc. and Southern Michigan Bank & Trust 51 West Pearl Street P.O. Box 309 Coldwater, Michigan 49036	—		292,253	(4)	292,253	12.30%

Dean Calhoun 317 Highland Drive Coldwater, Michigan 49036	770	(6)(7)	171,392		172,162	7.24%

Gwyn R. Hartman Revocable Living Trust U/A/D 11/16/93 2317 Baypoint Way The Villages, Florida 32162	150,041	(5)	—		150,041	6.31%

Stock Ownership By Management

Amount and Nature of Beneficial Ownership of

Southern Common Stock(1)

Name of Beneficial Owner	Sole Voting and Dispositive Power(6)	Shared Voting or Dispositive Power(2)	Stock Options(7)	Total Beneficial Ownership	Percent of Class(3)

Dean Calhoun	90	171,392	680	172,162	7.24%
John S. Carton(8)	3,001	—	280	3,281	*
John H. Castle	20,804	180	67,925	88,909	3.64%
Danice L. Chartrand	7,608	—	24,945	32,553	1.36%
H. Kenneth Cole	817	—	2,413	3,230	*
Gary H. Haberl	100	10,731	1,573	12,404	*
Nolan E. Hooker	3,758	5,676	2,413	11,847	*
Gregory J. Hull	380	3,763	2,413	6,556	*
Thomas E. Kolassa	23,336	—	2,413	25,749	1.08%
Donald J. Labrecque	3,068	—	1,573	4,641	*
Brian P. McConnell	330	2,500	280	3,110	*
Thomas D. Meyer(9)	4,208	—	205	4,413	*
Kurt G. Miller	16,831	12	56,025	72,868	3.00%
Freeman E. Riddle	1,080	9,290	2,098	12,468	*

All directors and executive officers as a group	85,411	203,544	165,236	454,191	17.87%

*	Less than 1%
(1)	The numbers of shares stated are based on information furnished by each person listed and include shares personally owned of record by that person and shares that under applicable regulations are considered to be otherwise beneficially owned by that person. Southern is not responsible for the accuracy of this information.
(2)	These numbers include shares as to which the listed person is legally entitled to share voting or dispositive power by reason of joint ownership, trust or other contract or property right, and shares held by spouses, certain relatives and minor children over whom the listed person may have influence by reason of relationship.
(3)	Based on a total of 2,375,975 issued and outstanding shares as of December 31, 2012, plus the number of shares subject to stock options that are currently exercisable or that will be exercisable by holders of such stock options within 60 days.
(4)	Southern Michigan Bank holds 292,253 shares in various fiduciary capacities. As a matter of internal policy, Southern Michigan Bank does not exercise any power to dispose or direct the disposition of such shares and requires authority from its customers before any disposition. Certain of the customers on whose behalf Southern Michigan Bank holds the securities have the sole right to receive and the power to direct the receipt of dividends from, or proceeds from the sale of, such shares. No single customer has an interest that relates to more than 5% of such shares. Included in the 292,253 shares are 131,320 shares which Southern Michigan Bank is the trustee of an ESOP/401(k) Plan for its employees. Of that number, 125,125 shares are allocated to employee accounts. Southern Michigan Bank holds no power to vote or direct the disposition of shares allocated to employee accounts and Southern Michigan Bank disclaims beneficial ownership of such shares.
(5)	Represents 150,041 shares held by Ms. Hartman as trustee.
(6)	Includes restricted stock shares that vest within 60 days. 90 shares for Mssrs. Calhoun, Carton, Cole, Haberl, Hooker, Hull, Kolassa, Labrecque, McConnell, Meyer and Riddle; 2,800 shares for Mr. Castle; 2,240 shares for Mr. Miller and 1,050 shares for Ms. Chartrand.
(7)	Includes shares subject to stock options that are currently exercisable or that will be exercisable within 60 days. Listed directors and executives also hold other stock options that will vest at a later date.
(8)	Mr. Carton is retiring at the 2013 annual shareholder meeting under the SMB mandatory retirement policy.
(9)	Mr. Meyer retired from the Board of Directors effective December 31, 2012.

The following table presents information regarding the equity compensation plans both approved and not approved by shareholders at December 31, 2012:

	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))
	(a)	(b)	(c)
Equity compensation plans approved by shareholders (1)	220,451	$20.74	63,792

Equity compensation plans not approved by shareholders	—	—	—

Total	220,451	$20.74	63,792

(1)	Consists of the Stock Incentive Plan of 2005. All of shares reflected in column (c) above represents shares that may be issued other than upon the exercise of an option, warrant or right. The plan contains customary anti-dilution provisions that are applicable in the event of a stock split or certain other changes in capitalization.

Southern has no equity compensation plans not approved by shareholders.

Item 13.	Certain Relationships and Related Transactions, and Director Independence

Directors, officers, principal shareholders and their associates and family members were customers of, and had transactions (including loans and loan commitments) with, the Bank in the ordinary course of business during 2010. All such loans and commitments were made in the ordinary course of business, on substantially the same terms, including interest rates and collateral, as those prevailing at the time for comparable transactions with other persons and did not involve more than a normal risk of collectibility or present other unfavorable features. Similar transactions may be expected to take place in the ordinary course of business in the future. None of these loan relationships presently in effect were in default as of the date of this report.

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

Except for Messrs. Castle and Miller, each director and nominee for director is independent under NASDAQ Listing Rules.

Item 14.	Principal Accountant Fees and Services

The aggregate fees billed to us by our principal accountant, CliftonLarsonAllen LLP, for the years ended December 31, 2012 and 2011 are as follows:

	2012	2011

Audit Fees(1)	$141,387	$140,852
Audit-Related Fees	—	—
Tax Fees(2)	18,350	19,175

	$159,737	$160,027

(1)	Audit fees consist of the audit of the Company’s annual consolidated financial statements, reviews of quarterly reports on Form 10-Q, meetings with the audit committee and related consultations.
(2)	Tax fees consist of tax compliance and preparation fees, related tax advice and assistance with tax examination.

The Audit Committee Charter provides the policy and procedures for the approval by the Audit Committee of all services provided by our independent auditors. The charter requires that all services provided by the independent auditors, including audit-related services and non-audit services, must be pre-approved by the Audit Committee. The charter allows the Audit Committee to delegate to one or more members of the Audit Committee the authority to approve the independent auditors’ services. The decisions of any Audit Committee member to whom authority is delegated to pre-approve services are reported to the full Audit Committee. The charter also provides that the Audit Committee has authority and responsibility to approve and authorize payment of the independent auditors’ fees. Finally, the charter sets forth certain services that the independent auditors are prohibited from providing to Southern or its subsidiaries. All of the services described above were approved by the Audit Committee. None of the tax fees were approved by the Audit Committee pursuant to the de minimus exception set forth in Section 10A(i)(1)(B) of the Securities Exchange Act of 1934, although the Audit Committee charter allows such approval.

PART IV

Item 15.	Exhibits and Financial Statement Schedules

(a)	The following documents are filed as part of this Report:

	1.	Financial Statements.

Report of Independent Registered Public Accounting Firm of CliftonAllenLarson LLP dated March 28, 2013

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Income for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010.

Consolidated Statements of Changes in Shareholders’ Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

Notes to Consolidated Financial Statements

	2.	Financial Statement Schedules.

Schedules are omitted because the required information is either inapplicable or presented in the consolidated financial statements or related notes.

	3.	Exhibits.

Exhibit Number	Document

2.1	Agreement and Plan of Merger between Southern Michigan Bancorp, Inc. and FNB Financial Corporation, dated April 17, 2007. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 2. Here incorporated by reference.

2.2	Agreement of Consolidation between Southern Michigan Bank & Trust and FNB Financial. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 2.2. Here incorporated by reference.

3.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.1. Here incorporated by reference.

3.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 3.2. Here incorporated by reference.

4.1	Articles of Incorporation of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.1 is here incorporated by reference.

4.2	Amended and Restated Bylaws of Southern Michigan Bancorp, Inc., as amended. Exhibit 3.2 is here incorporated by reference.

Exhibit Number	Document

4.3	Long-Term Debt. The registrant has outstanding long-term debt which at the time of this report does not exceed 10% of the registrant’s total consolidated assets. The registrant agrees to furnish copies of the agreements defining the rights of holders of such long-term debt to the Securities and Exchange Commission upon request.

10.1*	Form of Employment Agreement with John H. Castle. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.1. Here incorporated by reference.

10.2*	Form of Employment Agreement with Kurt G. Miller. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.2. Here incorporated by reference.

10.3*	Form of Retention Agreement with Danice L. Chartrand. Previously filed with the Commission on March 26, 2010 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2009, Exhibit 10.3. Here incorporated by reference.

10.4*	Southern Michigan Bancorp, Inc. Stock Incentive Plan of 2005. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.5. Here incorporated by reference.

10.5*	Form of Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.6. Here incorporated by reference.

10.6*	Form of Second Amendment to Southern Michigan Bank & Trust Deferred Compensation Agreement. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.7. Here incorporated by reference.

10.7*	Southern Michigan Bancorp, Inc. 2000 Stock Option Plan. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.7. Here incorporated by reference.

10.8*	Form of Southern Michigan Bank & Trust Director Deferred Fee Agreement. Previously filed with the Commission on September 28, 2007 in Southern Michigan Bancorp Inc.’s Amendment No. 2 to Form S-4 Registration Statement, Exhibit 10.8. Here incorporated by reference.

10.9*	Southern Michigan Bank & Trust Supplemental Executive Retirement Plan. Previously filed with the Commission on December 19, 2007 in Southern Michigan Bancorp Inc.’s Current Report on Form 8-K, dated December 17, 2007, Exhibit 10.1. Here incorporated by reference.

10.10	Indenture, dated March 25, 2004, between Southern Michigan Bancorp, Inc. and Wilmington Trust Company. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.13. Here incorporated by reference.

10.11	Amended and Restated Declaration of Trust of Southern Michigan Bancorp Capital Trust I, dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.14. Here incorporated by reference.

10.12	Guarantee Agreement of Southern Michigan Bancorp, Inc., dated March 25, 2004. Previously filed with the Commission on March 28, 2008 in Southern Michigan Bancorp Inc.’s Annual Report on Form 10-K for the fiscal year ended December 31, 2007, Exhibit 10.15. Here incorporated by reference.

10.13*	Form of Southern Michigan Bank & Trust 2011 Defined Contribution Supplemental Executive Retirement Plan. Previously filed with the Commission on December 28, 2011 in Southern Michigan Bancorp Inc.’s Current Report on Form 8-K, dated December 27, 2011, Exhibit 10.1. Here incorporated by reference.

Exhibit Number	Document

21	Subsidiaries of Southern Michigan Bancorp, Inc.

24	Powers of Attorney.

31.1	Certification of Chief Executive Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to 18 U.S.C. § 1350. This exhibit is furnished to, and not filed with, the Commission.

99.1	Annual Report to Shareholders for fiscal year ended December 31, 2012. This exhibit is furnished to, and not filed with, the Commission.

99.2	Proxy Statement for annual meeting to be held May 9, 2013. This exhibit is furnished to, and not filed with, the Commission.

99.3	Form of Proxy for annual meeting to be held May 9, 2013. This exhibit is furnished to, and not filed with, the Commission.

101.INS	XBRL Instance Document (1)

101.SCH	XBRL Taxonomy Extension Schema Document (1)

101.CAL	XBRL Taxonomy Extension Calculation Linkbase Document (1)

101.LAB	XBRL Taxonomy Extension Label Linkbase Document (1)

101.PRE	XBRL Taxonomy Extension Presentation Linkbase Document (1)

101.DEF	XBRL Taxonomy Extension Definitions Linkbase Document (1)

(1)	As provided in Rule 406T of Regulation S-T, these exhibits are furnished to, and not filed with, the Commission.
*	These documents are management contracts or compensation plans or arrangements required to be filed as exhibits to this Form 10-K.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized.

Southern Michigan Bancorp, Inc.

By	/s/ John H. Castle	March 28, 2013
John H. Castle Chairman and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

/s/ John H. Castle	Chairman and Chief Executive Officer (Principal Executive Officer)	March 28, 2013
John H. Castle

/s/ Kurt G. Miller	President and Director	March 28, 2013
Kurt G. Miller

/s/ Danice L. Chartrand	Senior Vice President, Chief Financial Officer, Secretary and Treasurer (Principal Financial and Accounting Officer)	March 28, 2013
Danice L. Chartrand

/s/ Dean Calhoun	Director	March 28, 2013
Dean Calhoun*

/s/ John S. Carton	Director	March 28, 2013
John S. Carton*

/s/ H. Kenneth Cole	Director	March 28, 2013
H. Kenneth Cole*

/s/ Gary H. Haberl	Director	March 28, 2013
Gary H. Haberl*

/s/ Nolan E. Hooker	Director	March 28, 2013
Nolan E. Hooker*

/s/ Gregory J. Hull	Director	March 28, 2013
Gregory J. Hull*

/s/ Thomas E. Kolassa	Director	March 28, 2013
Thomas E. Kolassa*

/s/ Donald J. Labrecque	Director	March 28, 2013
Donald J. Labrecque*

/s/ Brian P. McConnell	Director	March 28, 2013
Brian P. McConnell*

/s/ Freeman E. Riddle	Director	March 28, 2013
Freeman E. Riddle*

*By	/s/ John H. Castle
John H. Castle, Attorney-in-Fact